Form 10-Q
period 1996-03-31
TRIDENT MICROSYSTEMS INC
filed 1996-05-17
CIK 859475

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934
         For the transition period from _____  to _____


                        Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       77-0156584
(State or other jurisdiction of             (I.R.S. Employer identification No.)
           incorporation or organization)

             189 North Bernardo Avenue, Mountain View, CA 94043-5216
              (Address of principal executive offices) (Zip code)

                                 (415) 691-9211
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X        No
                   ---           ---

The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 1996 was 12,516,981

              This document (including exhibits) contains 18 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----

                          PART I: FINANCIAL INFORMATION


Item 1: Unaudited Financial  Information

         Condensed Consolidated  Balance Sheet - March 31, 1996 and
          June 30, 1995                                                                                     3

         Condensed Consolidated Statement of Operations for the Three Months and Nine Months
          Ended March 31, 1996 and 1995                                                                     4

         Condensed Consolidated Statement of Cash Flows for the Nine Months
          Ended March 31, 1996 and 1995                                                                     5

         Notes to the Unaudited Condensed Consolidated Financial Statements                                 6

Item 2: Management's Discussion and Analysis of Financial Condition                                         7
          and Results of Operations


                           PART II: OTHER INFORMATION:

Item 1: Legal Proceedings                                                                      Not Applicable

Item 2: Changes in Securities                                                                  Not Applicable

Item 3: Defaults upon Senior Securities                                                        Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                                      Not Applicable

Item 5: Other Information                                                                                  15

Item 6: Exhibits and Reports on Form 8-K                                                                   16

Signatures                                                                                                 17

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31
                                                              1996          JUNE 30,
                                                              (UNAUDITED)    1995
                                                              -----------    ----


Current assets:
       Cash and cash equivalents                             $  28,492    $  30,609
       Short-term investments                                   17,771       30,027
       Accounts receivable, net                                 18,796        8,767
       Inventories                                              27,713       11,636
       Deferred income taxes                                     1,796        1,796
       Prepaid expenses & other assets                           1,306        1,228
                                                             ---------    ---------
          Total current assets                                  95,874       84,063

 Property and equipment, net                                     5,000        3,679
 Investment, prepayments and other assets                       30,776          923
                                                             ---------    ---------
          Total assets                                       $ 131,650    $  88,665
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                      $  31,067    $  11,527
       Accrued expenses & other liabilities                      9,133        7,030
       Income taxes payable                                      6,753        3,967
                                                             ---------    ---------
          Total current liabilities                             46,953       22,524
                                                             ---------    ---------

 Stockholders' equity:

       Capital stock                                            34,489       31,398
       Deferred compensation                                       (78)        (253)
       Notes receivable from stockholders                         (585)        (634)
       Retained earnings                                        50,871       35,630
                                                             ---------    ---------
          Total stockholders' equity                            84,697       66,141
                                                             ---------    ---------
          Total liabilities and stockholders' equity         $ 131,650    $  88,665
                                                             =========    =========




  See accompanying notes to the condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                 (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    MARCH 31,             MARCH 31,
                                                    ---------             ---------
                                                 1996      1995        1996      1995
                                                 ----      ----        ----      ----

Net sales                                      $ 46,007   $ 29,801   $123,921   $ 75,684

Cost of sales                                    28,730     18,831     77,572     51,557
                                               --------   --------   --------   --------

Gross margin                                     17,277     10,970     46,349     24,127

Research and development expenses                 5,367      3,465     13,522      9,586
Selling, general and administrative expenses      4,245      2,985     12,028      7,904
                                               --------   --------   --------   --------

Income from operations                            7,665      4,520     20,799      6,637

Interest income, net                                542        500      1,615      1,326
                                               --------   --------   --------   --------

Income before provision for income taxes          8,207      5,020     22,414      7,963

Provision for income taxes                        2,626      1,606      7,172      2,547
                                               --------   --------   --------   --------

Net income                                     $  5,581   $  3,414   $ 15,242   $  5,416
                                               ========   ========   ========   ========

Net income per share                           $   0.42   $   0.26   $   1.14   $   0.42
                                               ========   ========   ========   ========

Common and common equivalent shares used in
  computing per share amount                     13,370     13,134     13,424     12,995
                                               ========   ========   ========   ========









   See accompanying notes to the condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (IN THOUSANDS, UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                          1996        1995
                                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 15,242    $  5,416
   Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation & amortization                                       1,321       1,131
          Provision for doubful accounts and sales returns                     48         (11)
          Loss on disposal of fixed assets                                   (112)          3
          Amortization of deferred compensation                               175         201
          Changes in assets & liabilities:
              Accounts receivable                                         (10,077)     (3,425)
              Inventories                                                 (16,077)      3,343
              Prepaid expenses and other current assets                       (78)       (229)
              Other assets                                                    663        (726)
              Accounts payable                                             19,540      (2,410)
              Accrued expenses & other liabilities                          2,103         851
              Income tax payable                                            2,786       1,061
                                                                         --------    --------
                   Net cash provided by operating activities               15,534       5,205
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment to vendor under capacity agreement                             (16,800)          -
   Sales of short-term investments, net                                    12,256         386
   Payment on equity investment                                           (13,716)          -
   Purchases of long-term investments, net                                      -      (7,852)
   Purchase of property and equipment, net                                 (2,531)     (1,379)
                                                                         --------    --------
                   Net cash used in investing activities                  (20,791)     (8,845)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of Common Stock                                                 3,091         502
   Principal repayment by stockholder of note receivable                       49           -
                                                                         --------    --------
                   Net cash provided by financing activities                3,140         502
                                                                         --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,117)     (3,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           30,609      25,194
                                                                         --------    --------
CASH AND CASH EQUIVALENT AT END OF PERIOD                                $ 28,492    $ 22,056
                                                                         ========    ========





   See accompanying notes to the condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         In the opinion of Trident Microsystems, Inc. (the "Company"), the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 1996.

NOTE 2: INVENTORIES

          Inventories consisted of the following (in thousands):

                                  March 31, 1996   June 30, 1995
                                  --------------   -------------

                  Finished goods    $ 8,498           $ 8,334
                  Work in process    19,215             3,302
                                    -------           -------
                                    $27,713           $11,636
                                    =======           =======

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentages that statement of operations items are to net sales for the three months and nine months ended March 31, 1996 and 1995:

                                      Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                          ---------            ---------

                                        1996     1995        1996      1995
                                        ----     ----        ----      ----


Net sales                               100%     100%         100%     100%
Cost of sales                            62       63           63       68
                                        ---      ---          ---      ---
Gross margin                             38       37           37       32
Research and development                 12       12           11       13
Selling, general and administrative       9       10            9       10
                                        ---      ---          ---      ---
Income from operations                   17       15           17        9
Interest income, net                      1        2            1        1
                                        ---      ---          ---      ---
Income before income taxes               18       17           18       10
Provision for income taxes                6        5            6        3
                                        ---      ---          ---      ---
Net income                               12%      12%          12%       7%
                                        ===      ===          ===      ===



Net Sales

         Net sales for the three months ended March 31, 1996 were $46.0 million or 54% over the $29.8 million reported in the three months ended March 31, 1995. Net sales for the nine months ended March 31, 1996 were $123.9 million or 64% over the $75.7 million reported in the nine months ended March 31, 1995. The increases in net sales were attributable to increases in unit volume and higher average selling prices (ASPs) of higher performance graphical user interface
(GUI) accelerator products both for desktop and mobile computers. The increase in ASPs was primarily attributable to the introduction of new higher priced GUI accelerators and the increase of percentage of sales of GUI accelerator products to approximately 75% and 68% of the Company's net sales in the three months and nine months ended March 31, 1996, respectively, from approximately 69% and 61% in the three months and nine months ended March 31, 1995, respectively. Sales increased in all regions including North America, Europe and Asia.

         The Company continues to make major efforts to design products to fill the needs of leading PC systems manufacturers and adapter card manufacturers. Sales to North American and European customers increased to 28% in the three months ended March 31, 1996 from 22% in the three months ended March 31, 1995. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 72% in the three months ended March 31, 1996, down from 78% in the same quarter of fiscal 1995. Sales to two customers and their affiliates accounted for approximately 21% and 12% of net sales for the three months ended March 31, 1996. Sales to three customers and their affiliates accounted for approximately 27%, 19% and 10% of net sales, respectively, for the same period of the prior fiscal year. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

         The Company plans to continuously introduce new and higher performance GUI accelerators, graphics controller and multimedia video products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place.

Gross Margin

         Trident's gross margin increased from 37% and 32% of net sales for the three months and nine months ended March 31, 1995, respectively, to 38% and 37% for the three months and nine months ended March 31, 1996, respectively. The increase in the gross margin was primarily the result of increased volume shipments of new GUI accelerator products with higher gross margins during the current periods and reductions in the manufacturing costs of certain products.

         The Company believes that it is common for the prices of high technology products to decline over time as availability and competition increase and new, advanced products are introduced. The Company expects ASPs of existing products to continue to decline although average ASPs may remain constant or increase as a result of introductions of new higher performance products with higher gross margin. The Company's strategy is to maintain gross margins through the introduction of new products with higher margins, the reduction in manufacturing costs accomplished through the Company's custom design methodology and the migration to the newest process technology and taking advantage of the economies of scale of volume production. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the achievement of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products or that it can successfully reduce manufacturing costs.

Research and Development

         Research and development expenditures increased from $3.5 million in the three months ended March 31, 1995 to $5.4 million in the three months ended March 31, 1996. Research and development expenditures increased from $9.6 million in the nine months ended March 31, 1995 to $13.5 million in the nine months ended March 31, 1996. Research and development expenditures as a percentage of net sales remained constant at 12% in both the three months ended March 31, 1995 and 1996. Research and development expenditures as a percentage of net sales decreased from 13% in the nine months ended March 31, 1995 to 11% in nine months ended March 31, 1996 due to the increase in the net sales at a faster rate than the increase in expenditures. The increases in expenditures in the three months and nine months ended March 31, 1996 were primarily due to the increase in headcount and associated personnel-related costs, increased depreciation, increased outside engineering services, increased non-recurring engineering expenses and costs associated with the acquisition of new technology during the three months and nine months ended March 31, 1996. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development.

Selling, General and Administrative

         Selling, general and administrative expenditures increased from $3.0 million in the three months ended March 31, 1995 to $4.2 million in the three months ended March 31, 1996. Selling, general and administrative expenditures increased from $7.9 million in the nine months ended March 31, 1995 to $12.0 million in the nine months ended March 31, 1996. The increases in selling costs were primarily due to increased personnel-related costs for increased sales staff in the U.S. and Asia, additional commissions due to distributors and sales representatives as a result of higher sales through such channels and increased promotional activities. Selling, general and administrative expenditures as a percentage of net sales decreased from 10% in both the three months and the nine months ended March 31, 1995 to 9% in the three months and flat in the nine months ended March 31, 1996 due to the increase in the net sales at a faster rate than the increase in expenditures.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income increased slightly in the three months ended March 31, 1996 from the three months ended March 31, 1995 as a result of increased prevailing interest rates offset by the decrease of cash, cash equivalents, short-term and long-term investments available. Interest income increased from $1.3 million in the nine months ended March 31, 1995 to $1.6 million in the nine months ended March 31, 1996 primarily due to increased amount of cash, cash equivalents and short-term investments available and increased prevailing interest rates during the current period. A significant amount of the interest earned by the Company was not subject to federal income taxes. The Company expects interest income to decline from the current level because of the lower balance of cash, cash equivalent, short-term investments and long-term investments, as it made payments of $13.7 million to UMC during the quarter ended March 31, 1996.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income taxes was 32% for both the three months and nine months ended March 31, 1996 and 1995. The effective income tax rates were below the statutory rate primarily because operations in foreign countries were subject to lower income tax rates and a significant portion of earned interest was not subject to federal income tax.

Future Results

         The Company's statements regarding expected increases in the percentage of sales to leading PC systems manufacturers, plans regarding introduction of new products, and expected increases in research and development and selling, general and administrative expenses are forward looking statements and actual results might vary materially from the results expected by the Company. A number of factors could affect such results, including those identified above and the factors discussed below.

         The Company's business is influenced by a variety of factors which include the overall market for desktop and notebook PC computers, the success of the Company's customers and their resultant net orders, seasonal customer demand, timing of new product introductions, marketplace acceptance of new product offerings, overall product mix, competitors' activities and the availability of foundry and assembly capacities. The Company's future operating results are also influenced by its dynamic product area and by its planned growth in expenditures and the relation of planned increased expenses to future operating results as well as by a variety of global, political, regulatory and foreign exchange factors. These factors will all affect the Company's results and there can be no assurance of Company's future operating results.

         The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance could be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and are expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. This factor influences when the Company's customers place their orders and when delivery is required.

         Because the Company operates in the increasingly highly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However the Company can not assure that product development, the timing of the product introductions or the marketplace acceptance of current products or of products to be developed will be successful. The Company continues to invest in research and development and in the personnel required to support new product introductions and new customers including leading PC systems manufacturers. Should there be a shortfall in the Company's business performance, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

         The Company relies upon several independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. Recently, there has been a worldwide shortage of advanced process technology foundry capacity. To respond to this shortage, the Company has entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's requirements on timely basis or at acceptable quality or per unit prices.

         The Company's products are assembled and tested by a variety of independent subcontractors. The Company's reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs.

         Constraints or delays in the supply of the Company's products, whether due to the factors above or to other unanticipated factors, could have adverse effects on the Company's results. These could be caused by the Company electing to purchase products from higher cost sources and could result in the loss of orders.

         The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the high technology and in the graphics controller market may have a significant impact on the market price of the Company's Common Stock.

         The Company has recently experienced a period of significant growth, which has and could continue to strain its limited personnel, financial and other resources. In particular, the sale and distribution of products to numerous leading PC systems manufacturers in diverse markets and the requirements of such manufacturers for design support would place substantial demands on the Company's research and development and sales functions. An expansion of sales and distribution of products to numerous diverse large system manufacturing customers, should they occur, would require expansion of the Company's research and development, production and marketing and sales capabilities. Sales growth, should it occur, will require additional foundry capacity and the Company has contracted to expand available foundry capacity. Future results will in part depend upon and could be significantly impacted by the Company's ability to manage its resources to support future activities and upon its ability to finance expanded foundry capitalization and production costs.

         The Company's future operating results also may be affected by various factors which are beyond the Company's control. These include adverse changes in general economic conditions, political instability, governmental regulation or intervention affecting the personal computer industry, government regulation resulting from U.S. foreign and trade policy, fluctuations in foreign exchange rates particularly with regard to the relationship of the U.S. dollar and Asian currencies. The Company is unable to predict future economic, political, regulatory and foreign exchange changes and cannot determine their impact on future performance.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $28.5 million and short-term investments of $17.8 million. Cash and cash equivalents and short-term investments have decreased $2.1 million and $12.2 million, respectively, from the beginning of the fiscal year primarily due to the investing activities during the nine months period ended March 31, 1996.

         In the nine months ended March 31, 1996, $15.5 million of cash were provided by operating activities mainly as a result of profitable operations and adjustment of non-cash expenses, an increase in the outstanding accounts payable to vendors, accrued expenses and other liabilities and income tax payable; offset in part by an increase in outstanding accounts receivable balances, inventories and other assets. In the nine months ended March 31, 1995, $5.2 million of cash were provided by operating activities mainly due to decreased requirements for working capital as a result of profitable operations and adjustment of non-cash expenses, a decrease of inventory level, an increase in income taxes payable; offset in part by an increase in outstanding accounts receivable balances and a decrease in the outstanding accounts payable to vendors.

         Capital expenditures in the nine months ended March 31, 1996 and 1995 were $2.5 million and $1.4 million, respectively.

         In order to obtain a supply of wafers sufficient to meet possible increased demand, and especially to obtain wafers manufactured using advanced process technologies, the Company entered into an agreement in June 1995 with Taiwan Semiconductor Manufacturing Company ("TSMC"), the Company's major foundry, under which the Company is committed to purchase and TSMC is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during the period. The Company made a prepayment of $16.8 million in August 1995. The payment can be applied to partially offset the price of wafers purchased under the option, but is not refundable except in certain circumstances. Based on the timing specified in the supply agreement, the prepayment will be applied at a rate of $4.8 million per year for fiscal years ending June 30, 1997 through 1999 and $2.4 million for the fiscal year ending June 30, 2000. If the Company expects to purchase fewer units specified in the supply agreement, then the Company will use the guideline of FAS 121 to assess whether the value of the prepayment is impaired.

         In August 1995, the Company also entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company is committed to invest $60 million over the next three years for certain equity ownership in a joint venture with UMC and other venture partners to establish a new foundry. Under the agreement, the new foundry guarantees to Trident a certain percentage of its total wafer supply. Committed equity contributions under the joint venture agreement were estimated at $15 million, $30 million and $15 million during fiscal year 1996, 1997 and 1998, respectively. The Company made the first payment amounting to $13.7 million in January 1996.

         These investments with TSMC and UMC are intended to secure capacity so that the Company can meet expected increased demand, should it occur, and are an investment in the future of Trident. However, there are certain risks associated with these methods including the ability of the Company to utilize the capacity for which it has made substantial investments and the ability of UMC, together with its partners, to successfully build the new foundry. These agreements and the risks associated with these and other foundry relationships, are described under the caption "Business-Manufacturing" of the Form 10-K Annual Report.

         The Company will continue to consider possible transactions to secure additional foundry capacity as long as circumstances warrant. The aforementioned agreements with TSMC and UMC have utilized a significant amount of the Company's available funds. However, the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. In addition to the $15 million line of credit as discussed below, the Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transaction.

SUBSEQUENT EVENT

         In May 1996, the Company obtained a credit facility of an unsecured revolving line of credit of $15 million with a maturity date of December 31, 1997. Under the terms of the line of credit , the Company may elect to convert a portion or the total credit into a three-year term loan. The facility requires the Company to comply with certain covenants regarding financial ratios and reporting requirements.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        Not applicable

ITEM 2: CHANGES IN SECURITIES

        Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4: SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

        Not applicable.

ITEM 5: OTHER INFORMATION

        In January 1996, the Company adopted the 1996 Non-statutory Stock Option Plan under which 1,500,000 shares of Common Stock are reserved for issuance as of January 17, 1996 to key employees and consultants. Under the 1996 Non-statutory Stock Option Plan, non-statutory stock options may be granted at prices not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors. Options generally become exercisable and vest cumulatively in 25% increments upon the anniversary of the date of grant.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        The following exhibits are filed with this Form:

Exhibit            Description
- - -------            -----------

3.1                Restated Certificate of Incorporation.(1)
3.2                Bylaws of Trident Delaware Corporation, a Delaware corporation.(1)
4.1                Reference is made to Exhibits 3.1 and 3.2.
4.2                Specimen Common Stock Certificate.(1)
10.1               Loan Agreement and Revolving Credit Note dated December 17, 1991, between the Company and First Interstate Bank of California, together with a
                   Security Agreement executed in connection therewith.(1)
10.2               Form of Loan and Option Agreement between the Company and
                   certain of its employees executed in connection with the
                   Series E Preferred Stock Purchase Agreement dated December
                   26, 1991, together with form of Promissory Note and form of
                   Non-Recourse Pledge Agreement, each executed by such
                   employees in connection with such Loan and Option
                   Agreement.(1)
10.3(*)            Form of the Company's Employee Stock Purchase Plan.(1)
10.4(*)            Summary description of the Company's 401(k) plan.(1)
10.5(*)            Form of Indemnity Agreement for officers, directors and agents.(1)
10.6(*)            Form of Non-statutory Stock Option Agreement between the Company and
                   Frank C. Lin.(1)
10.7(*)            Form of 1992 Stock Option Plan amending and restating the 1990 Stock
                   Option Plan included as Exhibit 10.5.(1)
10.8               Lease Agreement dated March 23, 1994 between the Company and Chan-
                   Paul Partnership for the Company's principal offices located at 189 North
                   Bernardo Avenue, Mountain View, California(2)
10.9               Option Agreement between the Company and Taiwan Semiconductor
                   Manufacturing Company dated June 25, 1995.(3)(4)
10.10              Foundry Venture Agreement dated August 18, 1995 by and between the
                   Company and United Microelectronics Corporation.(3)(4)
10.11              1996 Non-statutory Stock Option Plan together with form of Non-statutory
                   Stock Option Agreement. (5)
11.1               Statement Re Computation of Per Share Earnings. (5)



(1) Previously filed on October 27, 1992 as an exhibit to Registrant's Registration Statement on S-1 (File No. 33-53768).

(2) Previously filed on May 13, 1994 as an exhibit to Registrant's Quarterly Report on Form 10-Q.

(3) Previously filed on September 28, 1995 as an exhibit to Registrant's Annual Report in Form 10-K.

(4) Confidential treatment has been requested for a portion of this document.

(5)      Filed herewith.

(*) Management contracts or compensatory plans or arrangements covering executive officer or directors of the Company.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 1996 on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)


- - --------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)


- - --------------------------------------
James T. Lindstrom
Vice President, Finance and Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibit            Description
- - -------            -----------

3.1                Restated Certificate of Incorporation.(1)
3.2                Bylaws of Trident Delaware Corporation, a Delaware corporation.(1)
4.1                Reference is made to Exhibits 3.1 and 3.2.
4.2                Specimen Common Stock Certificate.(1)
10.1               Loan Agreement and Revolving Credit Note dated December 17, 1991, between the Company and First Interstate Bank of California, together with a
                   Security Agreement executed in connection therewith.(1)
10.2               Form of Loan and Option Agreement between the Company and
                   certain of its employees executed in connection with the
                   Series E Preferred Stock Purchase Agreement dated December
                   26, 1991, together with form of Promissory Note and form of
                   Non-Recourse Pledge Agreement, each executed by such
                   employees in connection with such Loan and Option
                   Agreement.(1)
10.3(*)            Form of the Company's Employee Stock Purchase Plan.(1)
10.4(*)            Summary description of the Company's 401(k) plan.(1)
10.5(*)            Form of Indemnity Agreement for officers, directors and agents.(1)
10.6(*)            Form of Non-statutory Stock Option Agreement between the Company and
                   Frank C. Lin.(1)
10.7(*)            Form of 1992 Stock Option Plan amending and restating the 1990 Stock
                   Option Plan included as Exhibit 10.5.(1)
10.8               Lease Agreement dated March 23, 1994 between the Company and Chan-
                   Paul Partnership for the Company's principal offices located at 189 North
                   Bernardo Avenue, Mountain View, California(2)
10.9               Option Agreement between the Company and Taiwan Semiconductor
                   Manufacturing Company dated June 25, 1995.(3)(4)
10.10              Foundry Venture Agreement dated August 18, 1995 by and between the
                   Company and United Microelectronics Corporation.(3)(4)
10.11              1996 Non-statutory Stock Option Plan together with form of Non-statutory
                   Stock Option Agreement. (5)
11.1               Statement Re Computation of Per Share Earnings. (5)



(1) Previously filed on October 27, 1992 as an exhibit to Registrant's Registration Statement on S-1 (File No. 33-53768).

(2) Previously filed on May 13, 1994 as an exhibit to Registrant's Quarterly Report on Form 10-Q.

(3) Previously filed on September 28, 1995 as an exhibit to Registrant's Annual Report in Form 10-K.

(4) Confidential treatment has been requested for a portion of this document.

(5)      Filed herewith.

(*) Management contracts or compensatory plans or arrangements covering executive officer or directors of the Company.