Form 10-K
period 1996-06-30
TRIDENT MICROSYSTEMS INC
filed 1996-09-27
CIK 859475

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1996
                        Commission file number 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      77-0156584
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

       189 North Bernardo Avenue
       Mountain View, California                               94043-5203
(Address of principal executive offices)                       (Zip code)


      Registrant's telephone number, including area code:  (415) 691-9211

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X      No
                                                           ----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [   ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on August 31, 1996, as reported on Nasdaq National Market was approximately $144,849,676. Shares of Common Stock held by each executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 1996, was 12,595,624.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1996 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Item 1.          Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Item 2.          Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         Item 3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         Item 4.          Submission of Matters to a Vote of Securities Holders.  . . . . . . . . . . . . . . . . . . . . .  13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 5.          Market for the Registrant's Common Stock and Related Stockholder Matters  . . . . . . . . . . . .  14
         Item 6.          Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .  17
         Item 8.          Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . .  23

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
         Item 10.         Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . .  24
         Item 11.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
         Item 12.         Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . .  24
         Item 13.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . .  25

POWER OF ATTORNEY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

PART I

ITEM 1.          BUSINESS

         Trident Microsystems, Inc. ("Trident" or the "Company") designs, develops and markets very large scale integrated circuit ("IC") graphics and multimedia products for IBM-compatible personal computers ("PCs"), including Graphical User Interface ("GUI") accelerators, graphics controllers and video processing products. The Company's graphics and video controllers typically are sold with software drivers, a BIOS and related system integration support. The Company's strategy is to apply its design expertise, which helped it succeed in the market for Super Video Graphics Array ("SVGA") graphics controllers and GUI accelerators, to other high volume graphics and multimedia markets such as flat-panel LCD controllers for notebooks, acceleration of CD-ROM based live-video playback, and three-dimensional ("3D") display for game and entertainment applications.

         The overall PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature rich, advanced graphics and multimedia solutions. The Company believes that the systems manufacturers are moving towards reducing system cost by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as CD-ROM and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a PC.

         The Company's overall strategy is to capture these market opportunities by using its design expertise to develop and volume manufacture graphics and multimedia products that offer a superior combination of price, performance and features. The Company is employing this strategy in the fast-growing graphics and multimedia markets with significant volume potential and is focusing on providing high performance and feature rich products which it believes will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

         Trident has targeted the PC desktop, notebook, and multimedia markets. The desktop market is the largest segment of the PC industry for the Company's graphics and multimedia products and is characterized by intense price competition and rapid technological advances. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or, increasingly, design graphic controllers onto their motherboards.

         The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. As a result of the Company's efforts, the Company started selling to several leading PC systems manufacturers such as IBM, NEC and Olivetti during fiscal 1995, and continued to expand its customer base in fiscal 1996 to include Acer, Fujitsu, Hewlett-Packard, Matsushita, Seiko-Epson, Sharp and others. Sales to leading PC systems manufacturers represented approximately 6% of net sales for fiscal 1995, and approximately 37% of net sales for fiscal 1996. The Company expects sales to leading PC systems manufacturers to continue to increase and expects that Asian customers will continue to provide for a substantial portion of the Company's sales for the next year.

         The Company competes in the following markets:

         SVGA Graphics Controllers.

         The Company's initial and most popular products to date have been its SVGA graphics controllers. This reflects Trident's traditional focus on the largest segment of the desktop graphics market -- low to mid-range PCs and adapter cards. However, as the SVGA controller market matured, Trident has refocused its development efforts on higher performance markets such as higher performance GUI accelerators and video processors. Nevertheless, the Company will remain engaged in the SVGA controller market so long as it is profitable for the Company to do so. The Company believes that demand for SVGA controllers will continue in the niche markets where the relative price of components is the determinative factor.

         Home Computing.

         Major North American, European and Asian systems manufacturers, such as IBM, NEC and Compaq have continued to introduce multimedia PCs with increasing levels of audio, graphics, video and 3D graphics capabilities to appeal to consumers. Economical 64-bit GUI accelerators like the Company's ProVidia9680 with full-motion video support have become the defacto standard in Pentium based PCs because of their highly integrated mixed-signal design and match to the Pentium's performance. TV-Output capability is seen as an enabler for moving the PC out of the study and into the living room where it can connect to the TV. The Company's 64-bit ProVidia9685 has been designed to address and help propel this trend. 3D polygon rendering capability has been added to graphics accelerators by other volume graphics suppliers enabling presentation of higher quality 3D images, albeit at low speeds. The Company expects that during 1997 more demanding requirements for 3D technology will emerge. The Company has announced and demonstrated 3D technology which it intends to use in developing new products to meet these requirements.

         Office Computing.

         Office PCs continue to account for a large percentage of the total PC market. Characteristically, they are 2D MS-Windows machines with good networking capability but few of the multimedia features of the home PC. Recently, affordable video-graphics chips, formerly sold in the home PC segment have been adopted into this market segment. New, faster SGRAM memory will increase the 2D performance of increasingly complex Windows based tasks. The Company believes that during 1997 the office computing segment will begin to see the adaption of some 3D features. The Company has introduced a number of products for this segment including the ProVidia9680 and ProVidia9682.

         Mobile Computing.

         Notebook computers continue to grow as a percentage of total PC shipments. The last year has seen a continued reduction of color TFT LCD display-panel costs. At the same time, for greater appeal, innovative designs are striving to give notebooks the same performance as desktops, although at higher costs. Pentium notebooks with 64-bit graphics controllers first appeared in mid 1996 closing the performance gap between desktop and notebook PCs substantially. At the same time TV-Output support has been added in highend systems for presentation purposes. To address these trends, the Company introduced two 64-bit controllers for the mobile market. Its Cyber9382 and Cyber9385 products both include 64-bit video and graphics capability while the Cyber9385 also includes TV-Output for the presentation segment of the market.

         Current Products

         TVGA9000I. This is the Company's first generation mixed-signal SVGA controller, integrating an 8-bit pseudo color DAC and dual clock synthesizer reducing component count, permitting lower cost and more compact system designs. This product supports up to 1024x768 resolution with 16 colors non-interlaced at 70Hz refresh rates.

         TVGA8900D/DR. This is a higher-performance SVGA controller, offering 1024x768 resolution with up to 256 colors non-interlaced or up to 16.7 million colors ("true color") at 640x480 resolution. The TVGA8900D supports the Trident TKD8001, an integrated chip that includes a 24-bit DAC and a clock synthesizer. TVGA8900DR has a BIOS ROM integrated with the controller chip.

         TKD8001. This is the Company's first integrated 24-bit DAC and dual (memory and video) clock synthesizer. The TKD8001 is designed for use with the Company's standard TVGA8900D/DR controller. Combining the true color DAC and dual clock into one package saves cost and board space as compared with discrete solutions.

         TGUI9440. This mixed-signal 32-bit GUI accelerator is the Company's third pin-compatible GUI accelerator in the TGUI94xx product line. The device is a high-performance 32-bit graphics accelerator for the efficient use of memory bandwidth by a 32-bit bus. This product was the first integrated GUI accelerator to include a VESA Advanced Feature Connector ("VAFC") DAC for high resolution video-in-a-window.

         TVG9470. This device is the Company's first GUI accelerator that displays to TV and computer monitors. Based on the Company's 32-bit TGUI9440 GUI core, additional circuitry processes the display data to remove flicker and scale the screen dimensions to those required for NTSC or PAL TV. The product includes an integrated RAMDAC and clock for full integration.

         PROVIDIA9680 AND PROVIDIA9682. These pin-compatible products extend the Company's first 64-bit GUI accelerator, the TGUI9660, to include video acceleration. Both are capable of displaying full-motion MPEG I video when matched with a Pentium 133 processor because the graphics chip offloads the compute intensive tasks of Color-Space-Conversion (CSC) and scaling from the Pentium processor. The ProVidia9682 can display live video from a capture port for applications such as live TV or hardware MPEG decode. The ProVidia9682 also includes Trident's TrueVideo logic which smoothes jagged edges in live video images.

         CYBER9320. This is the Company's first color LCD flat panel graphics accelerator for mobile computer markets. Its accelerator engine is based on the TGUI9440 32-bit engine and brings desktop graphics performance to the notebook PC. Other features include high quality DSTN display quality, power-down logic, a VAFC DAC for video playback and 1024x768 dual monitor display.

         CYBER9382 AND CYBER9385. These are the Company's first 64-bit color LCD flat panel graphics accelerators for the mobile computer market. Their accelerator engines are based on the desktop ProVidia9682 with the same video capture and display capability as well as hooks for Zoom Video capture from products such as Trident's Omega82C094. The Cyber9385 is capable of display to NTSC or PAL TV with enhanced flicker removal. Both products support 1.5MB frame buffers and up to 1280x1024 displays in the latest revisions.

         OMEGA82C365G. The Omega82C365 is the Company's first Intel 82365SL pin-compatible ISA-to-PCMCIA host controller supporting two PC Card slots mainly used for new desktop PC applications requiring PC Card read/write drives. The Omega82C365G fully complies with industry specifications such as PCMCIA 2.1, JEIDA 4.1 and the de-facto standard of Intel 82365SL register set. This device can be combined in sequence to support multiple slots.

         OMEGA82C722G AND OMEGA82C722GX. The Omega82C722G is the Company's first single-chip ISA-to-PCMCIA host controller supporting two PC Card slots. The device is optimized for use in notebook computers where the saving of power and board space is critical. Omega82C722GX is the mixed-voltage version of Omega82C722G device. It supports PC Cards operated at either 5v or 3.3v. Both Omega82C722G and 82C722GX are fully compliant with PCMCIA 2.1 and JEIDA 4.1.

         OMEGA82C094 AND OMEGA82C28. This is the Company's first PCI-to-PCMCIA host controller chip set supporting two PC Card slots. This product is optimized for use in high-performance notebook computers where multimedia applications require high bandwidth. Omega82C094 supports the Zoomed Video standard delivering full-screen broadcast-quality video free of the system bandwidth constraints. Omega82C094 is register-set compatible with Intel i82092AA, the industry's first PCI-to-PCMCIA host controller. The companion Omega82C28 interfaces to power switches and enables serialized interrupt requests for ISA legacy support.


         New Products

         The following products are being sampled in limited quantities. The Company's future success depends upon the successful completion of these and other new products. There can be no assurance that the Company will be able to commence shipment of these products in a timely manner or that they will be successful in the marketplace.

         PROVIDIA9685. This is the Company's first 64-bit desktop GUI accelerator with refined flicker removal for more effective TV display. Other features include dual hardware windows for video conferencing, improved GUI acceleration and improved MPEG display performance.

         OMEGA82C194 AND OMEGA82C128. This is the Company's first 32-bit PCI-to-CardBus host controller chip set for next-generation multimedia notebook computers. The CardBus controller Omega82C194 features pin-compatible upgradability from the Omega82C094. It enables true PCI-bus performance to and from the inserted CardBus cards. The companion Scalable Zoomed Video controller Omega82C128 can be combined to support multiple CardBus slots and interface to various audio/video multimedia functions on the motherboard.

         Products Under Development

         The Company continues to invest in product development programs which it considers crucial to its success. In particular, the Company is investing in extensions to its current desktop, notebook and multimedia product lines in an attempt to maintain product competitiveness. New product development also continues in technologies where further integration is likely to be needed and may be applied throughout the Company's product line.

         There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not change during the development period. In addition, even if successfully developed and shipped, there can be no assurance that new products will be successful in the marketplace.

SALES, MARKETING AND DISTRIBUTION

         The Company sells its products primarily through direct sales efforts. The Company has sales offices in Taiwan, Hong Kong and Mountain View, California. The Company's offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. The Company also markets its products through independent sales representatives and distributors.

         The Company's customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, VARs and distributors. However, in the past few years leading systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. Also graphics and video processing subsystems have been increasingly integrated onto the motherboard of the PC system and this trend has decreased adapter card manufacturers' market share. While many manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. During fiscal 1996 sales to major systems manufacturers accounted for 37% of net sales.

         Trident's future success depends in large part on the success of its sales to leading systems manufacturers. The Company has added and expects to continue to add sales and marketing personnel in the U.S. with the goal of increasing sales to the leading PC systems manufacturers and OEM channel. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip. During fiscal 1996, the Company announced design wins with several major PC manufacturers. There can be no assurance that such marketing efforts in these or other markets will continue to be successful.

          During fiscal 1996, the Company generated 78% of its revenues from Asia and 22% from North America and rest of world. Major systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by the Company are reflected in the Company's revenues in Asia. IBM, NEC, and Jaton Corp. comprised 16%, 12%, and 11% of net sales, respectively, for fiscal 1996. A small number of customers frequently account for a majority of the Company's sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Future operating performance may be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect the Company's operating results in the future. For additional information on foreign and domestic operations, see Note 8 of Notes to Financial Statements.

MANUFACTURING

         Trident has adopted a "fabless" manufacturing strategy whereby Trident contracts out its wafer fabricating needs to qualified contractors that it believes provide cost, technology or capacity advantages for specific products. As a result, the Company has been able to avoid the significant capital investment required for wafer fabrication facilities and to focus its resources on product design, quality assurance, marketing and customer support.
Trident's wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages the manufacturing operations of the Company.

         Prior to 1996, the Company had been particularly dependent upon one foundry, Taiwan Semiconductor Manufacturing Company ("TSMC") to meet its foundry requirements. While TSMC manufactured a substantial amount of the Company's graphics IC products throughout fiscal 1996, the

Company complemented TSMC production with additional capacity at Samsung Semiconductor, Inc., United Microelectronic Corporation ("UMC") and Winbond Corporation.

         In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company entered into an agreement in June 1995 with TSMC, one of the Company's current foundries, under which the Company is committed to purchase and TSMC is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during that period. Under this agreement, the Company paid $16.8 million in August 1995. The payment can be applied in portions in each of the next four calendar years ending in 1999 to offset the cost of the wafers purchased under the agreement after certain specified quantities are purchased in each of such years. However, the payment is not refundable except in certain circumstances. In August 1995, the Company also entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company is committed to invest a certain amount of New Taiwan dollars, currently equivalent to approximately US$59 million over the next three years for a 10% equity interest in a joint venture with UMC and other venture partners. The Company will be guaranteed a certain percentage of total wafer supply from the wafer fabrication facility of the new venture which will be located in Taiwan and is expected to be operational mid-1997. In the interim, UMC has been providing capacity to Trident from existing foundries. The first payment of US$13.7 million was made in January 1996. The remaining committed equity contributions during calendar years 1996 and 1997 are currently equal to approximately US$30 million and US$15 million. The Company is continuing to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

         The TSMC and UMC agreements are expected to provide the Company with substantial additional capacity; however, they also expose the Company to certain financial risk if the Company does not obtain enough purchase orders from its customers to consume the capacity or if the joint venture is not successful in its operations. In addition, the agreements with TSMC and UMC will utilize a significant amount of the Company's available funds.

         Historically, the Company has subcontracted to foundries the product packaging, product testing and other activities for certain products. As a result, the Company has paid only for fully-tested products meeting Company-determined standards, and costs associated with abnormally low yields were generally borne by the foundry. During 1994, the Company began purchasing product in wafer form from the foundries and managing the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, the Company has been adding personnel and equipment. The Company's goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers' quality assurance procedures, the Company has developed and maintained test tools, detailed test procedures and test specifications for each product and requires the foundry and third party contractors to use those procedures and specifications before shipping finished products. To date, the Company has experienced few customer returns of its products. However, Trident's future return experience may vary because its newer, more complex products are more difficult to manufacture and test. In addition, some of its customers may subject those products to more rigid testing standards than in the past.

         The Company's reliance on third party foundries and assembly and testing houses involves several risks including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. The Company conducts business with certain foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, except as set forth in the above-mentioned contracts or agreements, such foundries are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

         The Company has been actively working to obtain additional capacity from its foundries and to qualify additional foundries and is continuously evaluating potential new sources of supply. While the Company has obtained and continues to seek additional capacity, the qualification process and the production ramp-up for additional foundries has in the past taken and could in the future take longer than anticipated. There can be no assurance that such additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's requirements on a timely basis or at
acceptable quality or per unit prices.   Constraints or delays in the supply of
the Company's products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply. In addition, to the extent the Company elects to use multiple sources for certain products, customers may be required to qualify multiple sources, which could adversely affect the customers' desire to design-in the Company's products.

RESEARCH AND DEVELOPMENT

         The Company conducted all of its product development in-house and had a staff of 182 research and development personnel as of June 30, 1996. The Company is focusing its development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, flat panel controller products for notebook PCs and multimedia video processing products. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, the Company is investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in the Company's future products, providing additional functionality and integration.

COMPETITION

         The markets in which the Company competes are highly competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include price, performance, the timing of new product introductions by the Company and its competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. The Company's principal current competitors include ATI Technologies, Inc., Chips and Technologies, Inc., Cirrus Logic, Inc., S3 Inc. and Tseng Labs Inc. and potential competitors include certain large semiconductor manufacturers including Intel Corporation and emerging semiconductor manufacturers. Certain of the Company's current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company.

         Leading systems manufacturers have increased market share in recent years. The Company believes that performance, features and quality are particularly important in the North American, Japanese and European systems manufacturer markets, and that integration of various functions on a single IC is becoming increasingly important in these markets. While the Company has recently gained a share in these markets, there can be no assurance that the Company will continue to be able to compete successfully as to price or any other factor or that the Company will continue to be successful in its efforts to expand sales in these markets.

INTERNATIONAL OPERATIONS

         The Company's wholly-owned subsidiary, Trident Far East, maintains offices in Kowloon, Hong Kong and Taipei, Taiwan. Trident Far East is responsible for the manufacturing of the Company's products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in that region. Each office hires its own employees directly.

         During fiscal 1996, 1995 and 1994, sales to customers in Asia accounted for approximately 78%, 80% and 86% of the Company's sales, respectively, and the Company anticipates that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture the Company's products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its sales, support and third-party fabrication efforts in Hong Kong and Taiwan. Political instability or significant changes in economic policy could disrupt the Company's operations in foreign countries or result in the curtailment or termination of such operations. While the Company has not experienced any material adverse effects on its operations as a result of such regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

LICENSES, PATENTS AND TRADEMARKS

         The Company attempts to protect its trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. In certain cases, the Company has applied for patents on its technology. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

         The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products. In the future, however, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not have a portfolio of patents, the Company may not be able to settle any alleged patent infringement claim through a cross licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected. In addition, the laws of certain countries in which the Company's products have been or may be developed, manufactured or sold, including Hong Kong, the People's Republic of China, Taiwan and Korea, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.


         Trident and TrueVideo are registered trademarks, and TVGA9000i, TVGA8900DR, ProVidia, ProVidia9682, ProVidia9683, ProVidia9685, PC View+, TGUI9440, TVG9470, TGUI9680, Cyber9320, Cyber9382, Cyber9385, Omega82C365,
Omega82C7226, Omega82C094, Omega82C28, Omega82C194 and Omega82C128 are trademarks of the Company. Windows, Windows 95, Windows NT and Video for Windows are trademarks of Microsoft Corporation. OS/2 is a trademark of International Business Machines Corporation. Other trademarks used herein are the property of their respective owners.

BACKLOG

         Because the Company's business is characterized by short lead time orders and quick delivery schedules, the Company seeks to ship products within a few weeks of receipt of orders. As a result, the Company operates without significant backlog, and relies on bookings each quarter to comprise a predominant portion of its sales for that quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers' requirements or manufacturing availability. Consequently, the Company does not believe that backlog is a reliable indicator of future sales.

SEGMENTS

         Trident operates in one industry segment as described above.

EMPLOYEES

         As of June 30, 1996, the Company had 308 full time employees, including 182 in research and development, product testing, quality assurance and related functions, 67 in marketing and sales and 59 in finance and administration. The Company plans to continue to increase its employee base during fiscal 1997. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where the Company is located. The Company's future success will depend in great part on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 30, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

                 Name                              Age          Position                                  Employed Since
                 ----                              ---          --------                                  --------------
                 Frank C. Lin                       51          President, Chief Executive Officer and             1987
                                                                Chairman of the Board
                 James T. Lindstrom                 50          Vice President, Finance, Chief                     1992
                                                                Financial Officer and Secretary
                 Peter Jen                          49          Vice President of Worldwide  Sales and             1988
                                                                Asian Operations
                 Jung-Herg Chang, Ph.D.             40          Vice President, Engineering                        1992

                 Richard I. Silverman               44          Vice President, Marketing                          1992

         Mr. Lin founded the Company and has served as President, Chief Executive Officer and Chairman of the Board of the Company since July 1987. From June 1984 to July 1987, he was Vice President of Engineering at Genoa Systems, Inc., a graphics chipset design company that he co-founded. From January 1982 to June 1984, he was a Department Manager/PC I/O Subsystem Development and Integration with Olivetti Advanced Technical Center, Incorporated, where he was responsible for developing peripheral equipment for Olivetti's IBM-compatible personal computers.

         Mr. Lindstrom joined the Company as Vice President, Finance, and Chief Financial Officer in August 1992. Mr. Lindstrom also has served as Secretary of the Company since October 1992. From February 1990 to July 1992, he was the Chief Financial Officer of C-Cube Microsystems, Inc., a semiconductor design company.

         Mr. Jen joined the Company in August 1988, served as Vice President, Finance from October 1990 through August 1992, served as Vice President, Operations from September 1992 to March 1994, served as General Manager of Asia Operations from April 1994 to April 1995 and was appointed to the position of Vice President, Worldwide Sales and Asia Operations in April 1995. From September 1985 to July 1988, he was Controller at Genoa Systems, Inc., a graphics chipset design company. Prior to that time, Mr. Jen served in finance and operations positions for various corporations, including Bristol-Myers (Taiwan), Pacific Glass Corporation, a subsidiary of Corning Glass Works, and Philips Telecommunicatie Industrie, B.V.

         Dr. Chang joined the Company in July 1992, served as Chief Technical Officer from July 1992 through June 1994 and was appointed Vice President, Engineering in July 1994. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc., a workstation company. From September 1985 through September 1988, he was a research member at IBM's Thomas
J. Watson Research Center. Dr. Chang holds a B.S. in Electrical Engineering from the National Taiwan University and an M.S. in Electrical Engineering and Computer Science and a Ph.D. in Computer Science from the University of California at Berkeley.

         Mr. Silverman joined the Company in August 1992, served as Director of Product Marketing from August 1992, Senior Director of Marketing from April 1994, Vice President of Strategic Planning from January 1995 and was appointed Vice President, Marketing in April 1995. From January 1992 to July 1992, he served as Senior Strategic Marketing Specialist-Graphics at Samsung Semiconductor, Inc. From December 1983 to June 1991, Mr. Silverman served in a number of senior positions including Vice President of Marketing at Vermont Microsystems, Inc., a high-performance graphics card designer and manufacturer.

ITEM 2.          PROPERTIES

         The Company leases two buildings, one of approximately 58,000 square feet and a second one of approximately 26,000 square feet, on North Bernardo Avenue in Mountain View, California, pursuant to leases which expire in June 1999 and February 2000, respectively. These buildings are used as the Company's headquarters and include development, marketing and sales, and administrative offices. The Company also leases office space in Taipei, Taiwan for the Taiwan office, and in Kowloon, Hong Kong for the Hong Kong office and Cayman subsidiary.

ITEM 3.          LEGAL PROCEEDINGS

         None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

         The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on December 16, 1992 under the
Nasdaq symbol TRID.   The following table sets forth, for the periods
indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

          Year Ended June 30,              High            Low
          -------------------              ----            ---
          1995
          ----
          First Quarter                     $ 6.375         $ 5.000
          Second Quarter                     11.625           6.000
          Third Quarter                      17.500           9.500
          Fourth Quarter                     21.000          15.500

          1996
          ----
          First Quarter                      25.750          20.250
          Second Quarter                     37.250          17.750
          Third Quarter                      23.875          13.250
          Fourth Quarter                     19.000          12.500

         As of June 30, 1996, there were approximately 221 holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                            SELECTED FINANCIAL DATA


                                                                        Year ended June 30,
                                                                        -------------------
 (in thousands, except per share data)                    1992         1993         1994          1995          1996
                                                          ----         ----         ----          ----          ----
  STATEMENT OF OPERATIONS DATA:
  Net sales                                              $67,387      $77,726      $69,139      $106,766      $168,089
  Income from operations                                  17,736       14,801          973         9,776        22,742
  Net income                                              11,655       10,137        1,480         8,011        16,860
  Net income per share                                      0.98         0.86         0.12          0.61          1.26

  BALANCE SHEET DATA:
  Cash and investments                                   $22,921      $43,189      $50,492       $60,636       $41,228
  Working capital                                         21,995       51,149       50,713        61,610        58,618
  Total assets                                            35,672       62,362       75,269        88,665       127,510
  Long term obligations and
    redeemable preferred stock                             7,518           --           --            --            --
  Stockholders' equity                                    16,801       53,649      56, 116        66,141        90,184

                           TRIDENT MICROSYSTEMS, INC.
                            QUARTERLY FINANCIAL DATA


                                          Year ended June 30, 1995                    Year ended June 30, 1996
                                          ------------------------                    ------------------------


 (unaudited, in thousands except    First     Second     Third     Fourth      First     Second      Third       Fourth
 per share amounts)                Quarter    Quarter   Quarter    Quarter    Quarter    Quarter     Quarter     Quarter
                                   -------    -------   --------   -------    -------    -------     -------     -------
 Net sales                         $19,053    $26,830    $29,801   $31,082    $36,566    $41,348     $46,007     $44,168
 Gross margin                        5,369      7,788     10,970    11,777     13,568     15,504      17,277      11,065
 Income from operations                139      1,978      4,520     3,139      6,095      7,040       7,665       1,943
 Net income                            349      1,652      3,414     2,596      4,505      5,156       5,580       1,619
 Net income per share                 0.03       0.13       0.26      0.20       0.34       0.38        0.42        0.12


                                          Year ended June 30, 1995                    Year ended June 30, 1996
                                          ------------------------                    ------------------------

                                    First     Second     Third     Fourth      First     Second      Third      Fourth
 (as a percentage of net sales)    Quarter    Quarter   Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   -------    -------   -------    -------    -------    -------    -------    -------
 Net sales                           100%       100%      100%       100%       100%       100%       100%       100%
 Gross margin                         28         29        37         38         37         37         38         25
 Income from operations                1          7        15         10         17         17         17          4
 Net income                            2          6        12          8         12         12         12          4


         In the fourth quarter of fiscal 1996, the Company recorded a $4.0 million lower of cost or market charge to inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to net sales for the years ended June 30, 1996, 1995 and 1994:

                                                                                  Year Ended June 30,
                                                                                  -------------------

                                                                          1996           1995           1994
                                                                          ----           ----           ----
 Net sales                                                                 100%          100%           100%

 Cost of sales                                                              66            66             72
                                                                           ---           ---            ---
 Gross margin                                                               34            34             28

 Research and development                                                   11            13             14

 Selling, general and administrative                                        10            11             12

 Litigation charges                                                         --             1              1
                                                                           ---           ---            ---
 Income from operations                                                     13             9              1

 Interest income, net                                                        2             2              2
                                                                           ---           ---            ---
 Income before provision for income taxes                                   15            11              3

 Provision for income taxes                                                  5             4              1
                                                                           ---           ---            ---
 Net Income                                                                 10             7              2
                                                                           ===           ===            ===


Net Sales

         Net sales in fiscal 1996 amounted to $168.1 million, or 57%, above the $106.8 million reported in fiscal 1995. The increase in net sales was primarily due to increases in the unit volume shipments of graphical user interface ("GUI") accelerators, graphics controller, notebook and video processing products of approximately 34% in fiscal 1996 as compared to fiscal 1995 and an increase in the average selling prices ("ASPs") of approximately 17%. The increases in unit volume and ASP were primarily attributable to sales of the Company's higher priced GUI accelerator desktop and notebook products which entered volume production in the second half of fiscal 1995 and to significant growth of the overall PC market during fiscal 1996. Sales of GUI accelerator desktop products rose to approximately 66% of the Company's net sales in fiscal 1996 from approximately 61% in fiscal 1995. Sales of notebook products increased to approximately 15% of the Company's net sales in fiscal 1996 from only 1% in fiscal 1995.

         Net sales in fiscal 1995 amounted to $106.8 million, or 55%, above the $69.1 million reported in fiscal 1994. The increase in net sales was primarily due to increases in the unit volume shipments of GUI accelerators, graphics controller and video processing products of approximately 30% in fiscal 1995 as compared to fiscal 1994. The increase in the ASPs of approximately 16% in fiscal 1995 as compared to fiscal 1994 was due to the shift in product mix toward GUI accelerator products. The increase in unit volume was primarily attributable to sales of the Company's higher performance GUI accelerator products introduced during the year and significant growth of the overall PC market during fiscal 1995. Sales of higher priced GUI accelerator products rose to approximately 61% of the Company's net sales in fiscal 1995 from approximately 20% in fiscal 1994.

         The Company's customers have been primarily Asian adapter card manufacturers. The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. As a result of the Company's efforts, during fiscal 1996, the Company sold products to Acer, Fujitsu, Hewlett-Packard, IBM, Matsushita, NEC, Olivetti, Seiko-Epson, and Sharp. Sales to leading PC systems manufacturers represented approximately 37% of net sales for fiscal 1996, an increase from 6% in 1995. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for 78%, 80% and 86% of net sales in fiscal 1996, 1995, and 1994, respectively. The Company expects that Asian customers will continue to provide for a significant portion of the Company's sales for the next year and expects sales to leading PC systems manufactures to continue to increase. Sales to three customers accounted for approximately 16%, 12% and 11% of net sales for 1996. Sales to three customers accounted for approximately 16%, 13% and 11% of net sales for fiscal 1995. Sales to four customers accounted for approximately 24%, 18%, 12% and 10% of net sales for fiscal 1994. Substantially all of the sales transactions were denominated in U.S. dollars during all periods.

         The Company plans to continuously introduce new and higher performance GUI accelerators, graphics controller and multimedia products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the Company successfully introducing these and other new products on a regular and timely basis and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of new products or to commence shipments of new products in a timely manner, or that product specifications will not change during the development period. In addition, even if successfully developed and shipped, there can be no assurance that new products described above will be successful in the marketplace.

Gross Margin

         Trident's gross margin remained constant at 34% in fiscal 1996 and fiscal 1995. Gross margins were generally higher in 1996 because of the high percentage of sales of GUI accelerators with higher gross margins and a relative stable pricing environment for all products because of industry supply constraints. However, the increase in gross margin for the fiscal year was offset by a $4.0 million lower cost or market charge to inventory in the fourth quarter of fiscal 1996 which reduced gross margins for that quarter to 25%.

         Gross margin increased from 28% in fiscal 1994 to 34% in fiscal 1995. The increase in gross margin during the year was primarily the result of volume shipments of new GUI accelerator products with higher gross margins, reduction in the manufacturing costs of certain SVGA products and lower per unit overhead cost associated with higher unit volumes.

         The Company believes that it is common for the prices of high-technology products to decline over time, as availability and competition increase and new, advanced products are introduced. The Company expects ASPs of existing products to continue to decline, although average ASPs may remain constant or increase as a result of introductions of new higher performance products often with additional functionality. The Company's strategy is to maintain gross margins through the introduction of new products which have higher margins and the reduction in manufacturing costs accomplished through the Company's custom design methodology and migration to new process technology, and by taking advantage of the economies of scale of volume production. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the success of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products or that it can successfully reduce manufacturing costs.

Research and Development

         Research and development expenditures increased to $17.9 million from $13.3 million and $9.6 million in fiscal 1996, 1995 and 1994, respectively. Research and development expenditures as a percentage of net sales were 11%, 13% and 14% in fiscal 1996, 1995 and 1994, respectively, due to net sales increasing at a faster rate than expenditures. The increase in expenditures in fiscal 1996 compared to fiscal 1995 was primarily due to the increase in headcount and associated personnel-related costs, increased depreciation, and increased non-recurring engineering expenses and outside engineering services because the Company increased its research and development efforts during the year. The increase in expenditures in fiscal 1995 compared to fiscal 1994 was due to the increase in headcount and associated personnel-related costs and increased non-recurring engineering expenses as a result of increased research and development efforts during fiscal 1995. The Company intends to continue making substantial investments in research and development and expects research and development costs to increase during fiscal 1997 because of anticipated increases in headcount, acquisition of technologies and costs associated with the development of new products.

Selling, General and Administrative

         Selling, general and administrative expenditures increased to $16.7 million from $11.2 million and $7.7 million in fiscal 1996, 1995 and 1994, respectively. Selling expenditures increased to $11.2 million from $6.9 million and $5.0 million in fiscal 1996, 1995 and 1994, respectively, and general and administrative expenditures increased to $5.5 million from $4.3 million and $2.7 million in fiscal 1996, 1995 and 1994, respectively.
Increases in selling costs in fiscal 1996 compared to fiscal 1995 were primarily due to the addition of sales staff in the U.S. and Asia as well as additional commissions due to foreign distributors and sales representatives due to higher sales through such channels. The increases in selling costs in fiscal 1995 compared to fiscal 1994 were primarily due to increased personnel-related costs, increased promotional activities and additional commissions due to distributors and sales representatives as a result of higher sales through such channels and increased net sales during fiscal 1995.
General and administrative expenditures increased in fiscal 1996 from fiscal 1995 primarily due to the increases in personnel related expenses as a result of the increase of headcount, facility expenses, insurance expenses and banking expenses. General and administrative expenditures increased in fiscal 1995 from fiscal 1994 primarily due to the increases in personnel related expenses as a result of the increase of headcount, facility expenses, insurance expenses and banking expenses. Selling, general and administrative expenditures as a percentage of net sales were 10%, 11% and 12% in fiscal 1996, 1995, and 1994, respectively, due to net sales increasing at a slightly higher rate than expenditures. The Company expects selling, general and administrative expenditures to increase in absolute amounts during fiscal 1997 as the Company expects to increase its level of sales and administrative activities.

Litigation Charges

         On August 24, 1993, a class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain other parties alleging violations of federal securities laws. The Company determined to settle the lawsuit in June 1995 for $3.2 million. Pursuant to the settlement, the Company took a pretax charge of $1.6 million in the year ended June 30, 1995 for the amounts expected to be paid in settlement
and in legal expenses.   The Company took a pretax charge of $0.9 million in
the year ended June 30, 1994 for the amounts for the anticipated legal expenses related to the above mentioned lawsuit.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income increased to $2.1 million from $2.0 million in fiscal 1996 from 1995, primarily due to a shift in the Company's investment portfolio to taxable instruments with higher interest rates. Cash, cash equivalents and short term investments declined during fiscal 1996 as the Company made advance payments to a foundry and invested in a foundry venture. Interest income increased to $2.0 million from $1.4 million in fiscal 1995 from 1994 primarily due to an increased amount of cash, cash equivalents, short-term investments and long-term investments from profitable operations and increased prevailing interest rates during fiscal 1995. A significant amount of the interest earned by the Company during fiscal 1996, 1995 and 1994 was not subject to income taxes.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income tax was 32%, 32% and 37% for fiscal 1996, 1995 and 1994, respectively. The effective income tax rate was below the statutory rate primarily because of operations in foreign countries with lower income tax rates, and a significant portion of earned interest was not subject to federal income tax.

Future Results; Forward Looking Statements

         This report contains forward looking statements regarding expected increases in sales to system manufacturers, expected increases in sales and marketing personnel, expected increases in research and development and general and administrative expenses, trends in the graphics marketplace and the introduction of new technologies in the Company's products. Actual results could vary significantly from those expected by the Company. The factors that could affect actual results include those specified below, as well as those specifically identified elsewhere in this report.

         The Company has experienced fluctuations in its operating results in the past and anticipates such fluctuations in the future. These fluctuations have been caused by a variety of factors, including seasonal customer demand (particularly during the summer when sales of PCs have traditionally been slower), the timing of new product introductions, the acceptance of new products, competitive pressures on average selling prices, the availability of foundry and assembly capacities and changes in the mix of products sold. The Company's prior performance should not be presumed to be an accurate indicator of future performance. Future results will depend substantially on whether the Company can timely bring new products to market, and upon the acceptance of those products. Operating results would be adversely affected by a downturn in the market for desktop or notebook PCs, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, the Company would be adversely affected if its sales did not correspondingly increase.

         The Company's future operating results also may be affected by various factors which are beyond the Company's control. These include adverse changes in general economic conditions, political instability, governmental regulation or intervention affecting the personal computer industry, government regulation resulting from U.S. foreign and trade policy, and fluctuations in foreign exchange rates (particularly in relation to the U.S. dollar and Asian currencies).

         Because the Company's customers distribute their products worldwide, changes in the global graphics market place, such as the shift in market share from Asian clone makers to leading North American systems manufacturers, have affected and will continue to affect the Company's operating results. Furthermore, the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong, since the Company's revenues have been and are expected to be generated primarily from customers in Asia. The market for graphics controllers has become increasingly competitive, and the Company's results could be adversely affected by the actions of existing or future competitors, including the development of new technologies, the incorporation of graphics functionality into other components and claims by third parties of infringement of patent or similar intellectual property rights.

         The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, such as a natural disaster, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. While the Company has made significant investments to secure foundry capacity, there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase.
The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that capacity from current foundries and new foundry sources will be available and will satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         The Company's products are assembled and tested by several independent subcontractors. The Company's reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in obtaining additional production at existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply in a timely manner.

         The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the graphics controller market may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

         The Company has recently experienced a period of significant growth, which has placed, and could continue to place, a significant strain on Trident's limited personnel and other resources. The Company's ability to manage any further growth, should it occur, would require significant expansion of its research and development and marketing and sales capabilities. In particular, the sale and distribution of products to numerous large system manufacturers in diverse markets and the requirements of such manufacturers for design support would place substantial demands on Trident's research and development and sales functions. In addition, the Company's ability to manage any further growth, should it occur, would depend upon its ability to manage and expand its foundry relationships. The failure of Trident's management to effectively expand these functions consistent with any growth which may occur could have a material adverse effect on the Company's business and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $16.9 million and short-term investments of $24.3 million. Cash provided by operating activities was $7.9 million, $10.2 million and $9.4 million in fiscal 1996, 1995 and 1994, respectively. Cash provided by operating activities in fiscal 1996 was mainly due to profitable operations, adjustment of non-cash expenses and expansion of vendor credit, offset by increased requirements for working capital due to increases in accounts receivable, inventory and prepaid expenses and other
current assets.   Cash provided by operating activities in fiscal 1995 was
mainly due to profitable operations, adjustment of non-cash expenses, increase in the income taxes payable in foreign operations, and the increase of accrued liabilities, offset by increased requirements for working capital due to the increase in accounts receivable and a decrease in accounts payable. Cash provided by operating activities in fiscal 1994 was mainly due to profitable operations, adjustment of non-cash expenses, expanding vendor credit and refund of income taxes, increase in the income taxes payable in foreign operations, and the increase of accrued liabilities including the accrual for legal fees, offset by increased requirements for working capital due to increases in accounts receivable and inventory. Capital expenditures in fiscal 1996, 1995 and 1994 were $4.8 million, $1.9 million and $2.7 million, respectively. The Company expects to spend approximately $4.5 million on additions to property and equipment during fiscal 1997.

         During fiscal 1996 the Company issued 717,000 shares of common stock and generated $3.7 million of cash. During fiscal 1995 the Company issued 279,000 shares of common stock and generated $1.1 million of cash.

         In order to obtain a supply of wafers sufficient to meet anticipated increased demand, and especially to obtain wafers manufactured using advanced process technologies, the Company entered into an agreement in June 1995 with Taiwan Semiconductor Manufacturing Company ("TSMC"), one of the Company's current foundries, under which the Company is committed to purchase and TSMC is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during the period. The Company made a prepayment to TSMC of $16.8 million in August 1995. In August 1995 the Company also entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), under which the Company is committed to invest a certain amount of New Taiwan dollars currently equivalent to approximately US$59 million over the next three years for certain equity ownership in a joint ventures with UMC and other venture partners to establish a new foundry. Under the agreement, the new foundry guaranties to Trident a certain percentage of its total wafer supply. The Company made the first payment amounting to US$13.7 million in January 1996. The remaining committed equity contributions during calendar years 1996 and 1997 are currently equal to approximately US$30 million and US$15 million.

         These investments with TSMC and UMC are intended to secure capacity so that the Company can meet expected increased demand, should it occur, and are an investment in the future of Trident. However, there are certain risks associated with these methods including the ability of the Company to utilize the capacity for which it has made substantial investments and the inability of UMC together with its partners to successfully build the new foundry. These agreements and the risks associated with these and other foundry relationships are described under the caption "Business-Manufacturing." The Company will continue to consider possible transactions to secure additional foundry capacity when circumstances warrant.

         The aforementioned agreements with TSMC and UMC have utilized a significant amount of the Company's available funds; however the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. The Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transaction.

         Inventory increased during fiscal 1996 to a level of $26.9 million at year end compared to $11.6 million at the end of fiscal 1995 reflecting the increased deliveries from foundries during the third fiscal quarter of fiscal 1995 in part to support the Company's increased sales level, and in part due to higher than expected yields. The increased inventory was primarily work in process of products which are currently shipping in high volume. The Company took a $4.0 million lower cost or market charge to inventory during the fourth fiscal quarter of fiscal 1996. While the Company believes that this charge sufficiently protects the Company from the risk that this inventory will not be sold at normal gross margins, there is no assurance that prices might not fall more than anticipated, requiring further charges or that similar charges might not be required as to other Company products in the future.

         In May 1996, the Company entered into a $15.0 million unsecured revolving credit line with a bank which expires on December 31, 1997 of which no amounts are outstanding. The availability of the credit facility depends upon the Company meeting certain financial ratios and operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information regarding Directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1996 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

         Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS--Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.         EXECUTIVE COMPENSATION

                 The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement under the captions "INFORMATION ABOUT TRIDENT MICROSYSTEMS--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     The following documents are filed as a part of this Form:

                                                                                              Page Number
                                                                                              -----------
                 1.       Financial Statements:

                          Report of Independent Accountants                                        26

                          Consolidated Balance Sheet -                                             27
                          As of June 30, 1996 and 1995

                          Consolidated Statement of Operations -                                   28
                          For the Three Years Ended June 30, 1996

                          Consolidated Statement of Changes in Stockholders' Equity                29
                          For the Three Years Ended June 30, 1996

                          Consolidated Statement of Cash Flows                                     30
                          For the Three Years Ended June 30, 1996

                          Notes to Consolidated Financial Statements                               31

                 2.       Financial Statement Schedules:

                          For years ended June 30, 1996, 1995 and 1994:

                          Report of Independent Accountants on Financial Statement Schedules       41
                          Schedule                                                            Page Number
                          --------                                                            -----------
                          II.  Valuation and Qualifying Accounts and Reserves                      42

                          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                 3.       Exhibits:  See Index to Exhibits on page 44.  The
                          Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

         (b)     Reports on Form 8-K:

                 None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trident Microsystems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
San Jose, California
July 24, 1996

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
________________________________________________________________________________

                                                                                                JUNE 30,
(in thousands, except per share data)                                                  1996             1995
ASSETS
Current Assets:
   Cash and cash equivalents                                                   $     16,894     $     30,609
   Short-term investments                                                            24,334           30,027
   Accounts receivable                                                               16,872            8,767
   Inventories                                                                       26,866           11,636
   Deferred income taxes                                                              3,838            1,867
   Prepaid expenses and other current assets                                          7,140            1,228
                                                                               ------------     ------------
        Total current assets                                                         95,944           84,134

Property and equipment, net                                                           5,628            3,679
Investments in joint venture                                                         13,716                -
Other assets                                                                         12,222              852
                                                                               ------------     ------------
        Total assets                                                           $    127,510     $     88,665
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                            $     24,084     $     11,527
   Accrued expenses                                                                   7,632            7,030
   Income taxes payable                                                               5,610            3,967
                                                                               ------------     ------------
        Total current liabilities                                                    37,326           22,524
                                                                               ------------     ------------
Commitments (Notes 3 and 9)

Stockholders' Equity:
   Common stock, $0.001 par value; 30,000
     shares authorized; 12,578 and 11,861 shares issued
     and outstanding                                                                     12               11
   Additional paid-in capital                                                        38,267           31,387
   Deferred compensation related to restricted stock
     and stock options                                                                    -             (253)
   Notes receivable from stockholders                                                  (585)            (634)
   Retained earnings                                                                 52,490           35,630
                                                                               ------------     ------------
        Total stockholders' equity                                                   90,184           66,141
                                                                               ------------     ------------
        Total liabilities and stockholders' equity                             $    127,510     $     88,665
                                                                               ============     ============





          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
________________________________________________________________________________

                                                                            YEAR ENDED JUNE 30,
(in thousands, except per share data)                             1996             1995             1994
Net sales:
  Sales                                                       $     158,471    $     97,852     $     62,568
  Sales to related parties                                            9,618           8,914            6,571
                                                              -------------    ------------      -----------
                                                                    168,089         106,766           69,139
Cost of sales                                                       110,675          70,862           50,032
                                                              -------------    ------------      -----------

Gross margin                                                         57,414          35,904           19,107
Research and development expenses                                    17,931          13,334            9,557
Selling, general and administrative expenses                         16,741          11,221            7,697
Litigation charges                                                        -           1,573              880
                                                              -------------    ------------      -----------

Income from operations                                               22,742           9,776              973
Interest income, net                                                  2,052           2,005            1,375
                                                              -------------    ------------      -----------

Income before provision for income taxes                             24,794          11,781            2,348
Provision for income taxes                                            7,934           3,770              868
                                                              -------------    ------------      -----------

Net income                                                    $      16,860      $    8,011      $     1,480
                                                              =============    ============      ===========


Net income per share                                          $        1.26      $     0.61      $      0.12
                                                              =============    ============      ===========


Common and common equivalent shares used in
  computing per share amounts                                        13,423          13,163           11,955
                                                              -------------    ------------      -----------





          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
________________________________________________________________________________

                                                                                             DEFERRED
                                                                                           COMPENSATION
                                                                                            RELATED TO        NOTES
                                                                              ADDITIONAL    RESTRICTED      RECEIVABLE
                                                               COMMON STOCK     PAID-IN      STOCK AND         FROM       RETAINED
(in thousands)                                       SHARES       AMOUNT        CAPITAL    STOCK OPTIONS   STOCKHOLDERS   EARNINGS
Balance at June 30, 1993                             11,341       $    11       $29,256       $  (921)        $  (836)     $26,139
Issuance of common stock                                241             -           372             -               -            -
Deferred compensation related to stock option
  cancellations                                           -             -           (36)           36               -            -
Amortization of deferred compensation                                                             364
Repayment of stockholder notes                            -             -             -             -             251            -
Net income                                                -             -             -             -               -        1,480
                                                    -------       -------       -------       -------         -------      -------
Balance at June 30, 1994                             11,582            11        29,592          (521)           (585)      27,619
Issuance of common stock                                279             -         1,128             -               -            -
Amortization of deferred compensation                     -             -             -           268               -            -
Accrued interest converted to stockholder
  notes receivable                                        -             -             -             -             (49)           -
Income tax benefit on disqualifying
  disposition of common stock options                     -             -           667             -               -            -
Net income                                                -             -             -             -               -        8,011
                                                    -------       -------       -------       -------         -------      -------
Balance at June 30, 1995                             11,861            11        31,387          (253)           (634)      35,630
Issuance of common stock                                717             1         3,684             -               -            -
Amortization of deferred compensation                     -             -             -           253               -            -
Payment of stockholder notes receivable                   -             -             -             -              49            -
Income tax benefit on disqualifying
  disposition of common stock options                     -             -         3,196             -               -            -
Net income                                                -             -             -             -               -       16,860
                                                    -------       -------       -------       -------         -------      -------
Balance at June 30, 1996                             12,578       $    12       $38,267       $     -         $  (585)     $ 52,490
                                                    =======       =======       =======       =======         =======      ========





          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
________________________________________________________________________________

(in thousands)                                                                    YEAR ENDED JUNE 30,
                                                                             1996        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 16,860    $   8,011    $  1,480
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                           1,910        1,502       1,313
      Provision for doubtful accounts and sales returns                          12          271         439
      Amortization of deferred compensation                                     253          268         364
      Loss (gain) on disposal of property and equipment                        (112)           -         193
      Changes in assets and liabilities:
         Accounts receivable                                                 (8,117)      (3,158)     (2,291)
         Inventories                                                        (15,230)       1,705      (4,628)
         Prepaid expenses and other current assets                           (1,112)        (431)      2,015
         Other assets                                                           630         (548)          4
         Deferred income taxes                                               (1,971)        (764)         17
         Accounts payable                                                    12,557       (1,568)      7,940
         Accrued expenses                                                       602        2,715       1,877
         Income taxes payable                                                 1,643        2,224         680
                                                                            -------      -------     -------
           Net cash provided by operating activities                          7,925       10,227       9,403
                                                                            -------      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term investments, net                            5,693       (6,476)      5,345
  Sales (purchases) of long-term investments, net                                 -        1,747      (1,747)
  Proceeds from disposal of fixed assets                                      1,009            -           -
  Purchases of property and equipment                                        (4,755)      (1,878)     (2,666)
  Advance payment to vendor under wafer capacity agreement                  (16,800)           -           -
  Investment in joint venture                                               (13,716)           -           -
                                                                            -------      -------     -------
           Net cash provided by (used in) investing activities              (28,569)      (6,607)        932
                                                                            -------      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    3,684        1,128         372
  Income tax benefit on disqualifying disposition of common
    stock options                                                             3,196          667           -
  Principal repayments by stockholders of notes receivable                       49            -         251
  Principal payments under capital lease obligations                              -            -         (57)
                                                                            -------      -------     -------
           Net cash provided by financing activities                          6,929        1,795         566
                                                                            -------      -------     -------


Net increase (decrease) in cash and cash equivalents                        (13,715)       5,415      10,901
Cash and cash equivalents at beginning of year                               30,609       25,194      14,293

                                                                            -------      -------     -------
Cash and cash equivalents at end of year                                   $ 16,894    $  30,609    $ 25,194
                                                                           ========    =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                               $ 4,083     $   2,303    $    404





          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY
    Trident Microsystems, Inc. (the "Company") designs, develops and markets very large scale integrated circuit graphical user interface accelerators, graphics controllers and multimedia video processors for IBM-compatible personal computers.

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts; actual results could differ from those estimates.

    Cash Equivalents and Short-Term Investments. Cash equivalents consists of highly liquid investments purchased with an original maturity of less than 90 days from the date of purchase. Short-term investments are comprised of municipal and other debt obligations of U.S. financial institutions. Because the Company has classified its short-term investments as "available-for-sale", such investments are carried at fair market value.

    Inventories. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

    Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives which range from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets or the extended lease term.

    Investments. Investments in which the equity investment is less than 20% and the Company does not have the ability to exert significant influence are accounted for using the cost method.

    Revenue Recognition. Revenue from product sales is recognized upon shipment. Provision is made for expected sales returns and allowances when revenue is recognized.

    Software Development Costs. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

    Research and Development. Expenditures for research and development are charged to income as incurred.

    Income Taxes. The Company accounts for income taxes using the asset and liability method, under which the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities. The Company does not record a deferred taxes provision on unremitted earnings of foreign subsidiaries to the extent that such earnings are considered permanently invested.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

    Net Income per Share. Net income per share is computed using the weighted average common and common equivalent shares which consist of dilutive common stock equivalents related to stock options outstanding during the period.

    Foreign Currency Translation. The functional currency of the Company's operations in all countries except for Taiwan is the U.S. dollar. The functional currency of the Taiwan branch is the New Taiwan dollar. Accordingly, all assets and liabilities in Taiwan are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. The gains and losses from translation of this operation's financial statements have not been material.

    Sales and purchase transactions are generally denominated in U.S. dollars. Foreign currency transaction gains and losses were immaterial in each of the periods presented.

    STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" which defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, entities to adopt that method of accounting for all of their employee stock compensation plans in the Company's primary financial statements. For companies that do not adopt fair value accounting in the primary financial statements, FAS 123 does however require entities to include pro forma disclosures of the differences, if any, between compensation cost in the net income and the related cost measured by the fair value method. The Company does not intend to adopt the accounting provision of the new standard in its primary financial statements and will adopt the disclosure provisions during fiscal 1997.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

2.  BALANCE SHEET COMPONENTS

                                                                                         JUNE 30,
        (in thousands)                                                             1996             1995
    Cash and cash equivalents:
      Cash and money market accounts                                           $     16,894     $     27,499
      Certificates of deposit                                                             -            1,041
      Municipal obligations                                                               -            1,069
      Other debt obligations                                                              -            1,000
                                                                               ------------     ------------
                                                                               $     16,894     $     30,609
                                                                               ============     ============
    Short-term investments:
      Municipal obligations                                                    $     24,334     $     29,034
      Other debt obligations                                                              -              993
                                                                               ------------     ------------
                                                                               $     24,334     $     30,027
                                                                               ============     ============
    Accounts receivable:
      Trade accounts receivable                                                $     17,860     $      9,743
      Less: allowance for doubtful accounts and sales returns                          (988)            (976)
                                                                               ------------     ------------
                                                                               $     16,872     $      8,767
                                                                               ============     ============
    Inventories:
      Work in process                                                          $     15,150     $      3,302
      Finished goods                                                                 11,716            8,334
                                                                               ------------     ------------
                                                                               $     26,866     $     11,636
                                                                               ============     ============

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

2.  BALANCE SHEET COMPONENTS (CONTINUED)

                                                                                          JUNE 30,
        (in thousands)                                                             1996             1995
     Prepaid expenses and other current assets:
        Advance payment under wafer capacity agreement                         $      4,800     $          -
        Wafer foundry credits                                                         1,318                -
        Interest receivable                                                             250              707
        Other                                                                           772              521
                                                                               ------------     ------------
                                                                               $      7,140     $      1,228
                                                                               ============     ============
     Property and Equipment:
        Machinery and equipment                                                $      9,137     $      7,403
        Furniture and fixtures                                                        1,344              725
        Leasehold improvements                                                        1,393              464
                                                                               ------------     ------------
                                                                                     11,874            8,592
        Less:  accumulated depreciation and amortization                             (6,246)          (4,913)
                                                                               ------------     ------------
                                                                               $      5,628     $      3,679
                                                                               ============     ============
     Other assets:
        Advance payments under wafer capacity agreement                        $     12,000     $          -
        Other                                                                           222              852
                                                                               ------------     ------------
                                                                               $     12,222     $        852
                                                                               ============     ============

     Accrued Expenses:
        Compensation accruals                                                  $      2,358     $      1,516
        Sales allowances                                                              1,306              666
        Nonrecurring engineering charges                                                602              775
        Litigation charges                                                                -            1,503
        Other                                                                         3,366            2,570
                                                                               ------------     ------------
                                                                               $      7,632     $      7,030
                                                                               ============     ============


3.       AGREEMENTS WITH WAFER FOUNDRIES

         Wafer Capacity Agreement. In June 1995, the Company and one of its suppliers of semiconductor wafers entered into an agreement under which the Company is committed to purchase and the supplier is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during that period. The Company paid $16,800,000 under an option agreement in August 1995. The payment can be applied to partially offset the cost of wafers purchased under the option, provided the Company purchases a specified number of wafers during each of the four years ending December 31, 1999, but is not refundable except in certain circumstances. Of the $16,800,000 paid for the option, $4,800,000 is included in prepaid and other current assets and $12,000,000 is included in other long-term assets.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

         Investment in Joint Venture. In August 1995, the Company, together with other U.S. semiconductor companies, entered into a joint venture agreement with a supplier of semiconductor wafers to build a semiconductor manufacturing facility located in Taiwan. Under the agreement, the Company will invest a certain amount of New Taiwan dollars (equivalent to approximately U.S.$59,000,000) in three installments for a 10% equity interest in the joint venture. Of the three installment payments, the first of $13,716,000 was paid in January 1996. The remaining two payments of approximately $30,000,000 and $15,000,000 are expected to be paid in the fiscal years ended 1997 and 1998, respectively. Under the agreement, the Company is entitled to purchase a certain percentage of the wafers produced at the new plant under construction by the joint venture.

         Impairment of Long-Lived Assets. The Company periodically assesses the realizable value of all long-term assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of."


4.       CREDIT FACILITY

         On May 6, 1996, the Company entered into an unsecured credit agreement with a bank. Under the agreement, the Company may borrow up to $15,000,000 in revolving credit loans and term loans at an adjusted LIBOR rate plus 1.25% and at the prime rate plus 0.25%, respectively. The credit agreement expires on December 31, 1997 and requires the Company to maintain certain financial ratios and operating results. There were no borrowings under the line of credit as of June 30, 1996.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

5.       INCOME TAXES

         The components of income before taxes are as follows:

                                                                             YEARS ENDED JUNE 30,
         (in thousands)                                             1996             1995             1994
         Income subject to domestic income taxes only         $      16,116    $      7,948     $     (1,335)
         Income subject to foreign income taxes, and in
         certain cases, domestic income taxes                         8,678           3,833            3,683
                                                              -------------    ------------     ------------
                                                              $      24,794    $     11,781     $      2,348
                                                              =============    ============     ============


         The provision for income taxes is comprised of the following:

                                                                           YEARS ENDED JUNE 30,
         (in thousands)                                           1996             1995             1994

         Current:
         Federal                                              $       7,171    $      3,391     $        138
         State                                                        1,786             544               94
         Foreign                                                        948             599              619
                                                              -------------    ------------     ------------
                                                                      9,905           4,534              851
                                                              -------------    ------------     ------------

         Deferred:
         Federal                                                     (1,828)           (638)               -
         State                                                         (143)           (126)               -
         Foreign                                                          -               -               17
                                                              -------------    ------------     ------------
                                                                     (1,971)           (764)              17
                                                              -------------    ------------     ------------
                                                              $       7,934    $      3,770     $        868
                                                              =============    ============     ============




         Deferred tax assets are comprised of the following:

                                                                                          JUNE 30,
         (in thousands)                                                            1996             1995
         State income taxes                                                    $        473     $         71
         Vacation, bonus and other accruals                                             635              422
         Allowances, reserves and other                                               2,578            1,158
         Other                                                                          152              216
                                                                               ------------     ------------
         Deferred tax assets                                                   $      3,838     $      1,867
                                                                               ============     ============

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

    The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

                                                                           YEARS ENDED JUNE 30,
                                                                  1996             1995             1994
    Federal statutory rate                                        35.0%            34.0%           34.0%
    State taxes, net of federal tax benefit                        4.3              2.3             2.6
    Tax exempt income                                             (1.6)            (3.1)            -
    Research and development credit                                -               (4.3)            -
    Foreign earnings subject to lower tax rates                   (5.9)             -               -
    Other                                                          0.2              3.1             0.4
                                                                  ----             ----            ----
    Effective income tax rate                                     32.0%            32.0%           37.0%
                                                                  ====             ====            ====




6.  STOCKHOLDERS' EQUITY

    Deferred compensation. In connection with the issuance of common stock and stock options in 1993 and 1992, the Company recorded $1,274,000 as deferred compensation in fiscal year 1993 and recognized $253,000, $268,000 and $364,000 as compensation expense in fiscal years 1996, 1995 and 1994, respectively. Deferred compensation is presented as a reduction of stockholders' equity on the balance sheet and was amortized over the vesting period of these restricted stock and stock options.

    Stock Purchase Plan. In October 1992, the Board of Directors of the Company adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of the Company's Common Stock may be issued. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee's compensation. The purchase price per share at which the shares of the Company's Common Stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the Common Stock on the first or the last day of the offering.

    Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 1996, 5,195,000 shares of Common Stock are reserved for issuance upon exercise of the stock options. Stock options are granted at prices determined by the Board of Directors. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

    The following table summarizes the option activities for the years ended June 30, 1994, 1995 and 1996:

                                                             OPTIONS           OPTIONS          OUTSTANDING
                                                          AVAILABLE FOR       NUMBER OF          PRICE PER
        (in thousands, except per share data)                 GRANT            OPTIONS             OPTION
    Balance, June 30, 1993                                       955            1,256            $0.77-$17.00
    Options granted                                           (1,665)           1,665           $4.63-$  7.00
    Options exercised                                              -             (197)          $0.77-$  5.00
    Options expired or canceled                                  860             (860)           $1.05-$16.75
                                                             -------           ------           -------------
    Balance, June 30, 1994                                       150            1,864           $0.77-$  7.00
    Additional shares reserved                                   800                -
    Options granted                                           (1,008)           1,008            $1.55-$20.06
    Options exercised                                              -             (221)          $0.80-$  6.00
    Options expired or canceled                                  335             (335)           $0.80-$15.75
                                                             -------           ------           -------------
    Balance, June 30, 1995                                       277            2,316            $0.77-$20.06

    Additional shares reserved                                 2,095                -
    Options granted                                           (1,142)           1,142           $12.63-$34.38
    Options exercised                                              -             (673)           $0.77-$11.25
    Options expired or canceled                                  493             (493)           $1.55-$23.25
                                                             -------           ------           -------------
    Balance, June 30, 1996                                     1,723            2,292            $0.77-$34.38
                                                             =======           ======           =============



    At June 30, 1996, 1995 and 1994, options for 538,000, 691,000 and 519,000 shares of Common Stock were vested but not exercised. In July 1993, the Company canceled 830,000 options outstanding under the Option Plan with exercise prices greater than $5.00 and reissued the options with an exercise price of $5.00. In July 1996, the Company canceled 1,077,100 options outstanding under the Option Plan with exercise prices greater than $9.38 and reissued the options with an exercise price of $9.38.


7.  RELATED PARTY TRANSACTIONS

    During the years ended June 30, 1996, 1995 and 1994, the Company sold products with revenues of $9,618,000, $8,914,000 and $6,571,000, respectively, to a stockholder of the Company and affiliates of that stockholder. The Company believes that the terms of the transactions with those customers were no less favorable to the Company than those offered to entities unrelated to the Company. As of June 30, 1996, 1995 and 1994 the Company had accounts receivable from affiliates of stockholders related to such sales totaling $1,961,000, $299,000 and $607,000, respectively.

    Notes receivable from stockholders primarily represent notes with interest of approximately 4% that are secured by common stocks and due on January 5, 1997.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

8.  GEOGRAPHIC SEGMENT INFORMATION

    The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 78%, 80% and 86% for fiscal 1996, 1995 and 1994, respectively. The following is a summary of the Company's geographic operations:

                                                              ASIA AND         INTERCOMPANY
        (in thousands)                    UNITED STATES        PACIFIC         ELIMINATION      CONSOLIDATED
    Fiscal Year 1996:
      Product sales                        $  137,784        $   131,568        $  101,263        $  168,089
      Income from operations                   14,782              7,960                 -            22,742
      Identifiable assets                      76,598             90,566            39,654           127,510

    Fiscal Year 1995:
      Product sales                        $   72,002        $    75,160        $   40,396        $  106,766
      Income from operations                    5,735              4,041                 -             9,776
      Identifiable assets                      74,625             21,290             7,250            88,665

    Fiscal Year 1994:
      Product sales                        $   54,378        $    51,572        $   36,811        $   69,139
      Income (loss) from operations            (2,327)             3,300                 -               973
      Identifiable assets                      64,965             18,962             8,658            75,269

    The Company effected a reorganization in March 1996. The Company established a wholly-owned subsidiary in the Cayman Islands. The Cayman subsidiary and its two branch offices in Hong Kong and Taiwan are responsible for the manufacturing of the Company's products and principally responsible for the international sale of the Company's products. Operations in the Company's subsidiary in Hong Kong and the Taiwan branch office of the Hong Kong subsidiary were wound down during fiscal year 1996.


9.  COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

    Building Leases. The Company leases facilities under noncancellable operating lease agreements which expire at various dates through 1999. Rental expense for the years ended June 30, 1996, 1995 and 1994 was $1,092,000, $1,042,000 and $638,000, respectively. Total future minimum lease payments under operating leases at June 30, 1996 were $1,338,000, $1,248,000, $981,000 and $339,000 in fiscal years 1997, 1998, 1999 and
    2000, respectively.

    Concentration of Sales and Credit Risks. Three customers comprised 16%, 12% and 11%, respectively, of the Company's net sales for the year ended June 30, 1996. Three customers comprised 16%, 13% and 11%, of the Company's net sales for the year ended June 30, 1995.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
________________________________________________________________________________

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments primarily in market rate accounts and highly rated municipal and debt obligations. The Company offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Trident Microsystems, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 24, 1996, appearing on page 26 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
San Jose, California
July 24, 1996

                                  SCHEDULE II

                           TRIDENT MICROSYSTEMS INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     Additions
                      Beginning     Charged to Costs &     Charged to Other                       Ending
    Description        Balance            Expense              Accounts           Deductions      Balance
Allowance for Doubtful Accounts:
1994               $  142,000          $  180,000                                  $ 10,000      $  312,000
1995                  312,000             180,000                                                   492,000
1996                  492,000              13,000                                                   505,000

Allowance for Sales Returns:

1994               $  134,000          $  259,000                                                $  393,000
1995                  393,000              91,000                                                   484,000
1996                  484,000              (1,000)                                                  483,000



Allowance for Realizable
Inventory:
1994               $  620,000          $  993,000                                  $ 28,000      $1,585,000
1995                1,585,000             233,000                                   254,000       1,564,000
1996                1,564,000           4,719,000                                   614,000       5,669,000

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Lindstrom as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 25, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

                    Signature                                                      Title
 ---------------------------------------------                --------------------------------------------
 /s/ Frank C. Lin                                             President, Chief Executive Officer and
 ---------------------------------------------                Chairman of the Board (Principal Executive
 (Frank C. Lin)                                               Officer)


 /s/ James T. Lindstrom                                       Vice President, Finance, Chief Financial
 ------------------------------------------                   Officer and Secretary (Principal Accounting
 (James T. Lindstrom)                                         and Financial Officer)



 /s/ Charles A. Dickinson                                     Director
 ------------------------------------------
 (Charles A. Dickinson)



 /s/ Glen M. Antle                                            Director
 --------------------------------------------
 (Glen M. Antle)



 /s/ Yasushi Chikagami                                        Director
 ------------------------------------------
 (Yasushi Chikagami)


 /s/ Shyur-Jen Paul Chien                                     Director
 ------------------------------------------
 (Shyur-Jen Paul Chien)



 /s/ Leonard Y. Liu                                           Director
 --------------------------------------------
 (Leonard Y. Liu)


 /s/ Millard Phelps                                           Director
 --------------------------------------------
 (Millard Phelps)

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

                                                                                                         Page
  Exhibit       Description                                                                             Number
  -------       -----------                                                                             ------
  3.1           Restated Certificate of Incorporation.(1)

  3.2           Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)

  4.1           Reference is made to Exhibits 3.1 and 3.2.

  4.2           Specimen Common Stock Certificate.(2)

  4.3           Series A Preferred Stock Purchase Agreement dated April 28, 1988, between the
                Company and certain investors.(2)

  4.4           Series B Preferred Stock Purchase Agreement dated September 26, 1988, between the Company and an investor.(2)

  4.5           Series C Preferred Stock Purchase Agreement dated December 8, 1989, between the
                Company and certain investors, together with a form of warrant to purchase
                Series C Preferred Stock of the Company.(2)

  4.6           Series D Preferred Stock Purchase Agreement dated September 21, 1990, between the Company and a vendor of the Company.(2)

  4.7           Series E Preferred Stock and Warrant Purchase Agreement dated December 26, 1991, between the Company and certain investors, together with form of warrant to purchase Series E Preferred Stock, and Shareholders Agreement between the
                Company, certain employees of the Company and certain investors.(2)

  4.8           Warrant Amendment Agreement dated as of October 26, 1992, between the Company and each holder of Series E Preferred Stock.(2)

  10.1          Lease Agreement dated May 29, 1991, between the Company and Metropolitan Life
                Insurance Company for offices located at 205 Ravendale Drive, Mountain View,
                California.(2)

  10.2          Offer letter dated June 8, 1992, from the Company to Mr. Glen Antle.(2)

  10.3          Loan Agreement and Revolving Credit Note dated December 17, 1991, between the
                Company and First Interstate Bank of California, together with a Security
                Agreement executed in connection therewith.(2)

  10.4          Form of Loan and Option Agreement between the Company and certain of its employees executed in connection with the Series E Preferred Stock Purchase
                Agreement dated December 26, 1991, together with form of Promissory Note and form of Non-Recourse Pledge Agreement, each executed by such employees in connection with such Loan and Option Agreement.(2)

  10.5(*)       1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

  10.6(*)       Form of the Company's Employee Stock Purchase Plan.(2)

  10.7(*)       Summary description of the Company's Fiscal 1992 Bonus Plan.(2)

  10.8(*)       Form of the Company's Fiscal 1993 Bonus Plan.(2)

  10.9(*)       Summary description of the Company's 401(k) plan.(2)

  10.10(*)      Form of Indemnity Agreement for officers, directors and agents.(2)

  10.12(*)      Form of Non-statutory Stock Option Agreement between the Company and Frank C.
                Lin.(3)

  10.13(*)      Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

  10.14         Lease Agreement dated March 23, 1994 between the Company and Chan-Paul
                Partnership for the Company's principal offices located at 189 North Bernardo
                Avenue, Mountain View, California.(4)

  10.15         Option Agreement between the Company and Taiwan Semiconductor Manufacturing
                Company dated June 25, 1995.(5)(7)

  10.16         Foundry Venture Agreement dated August 18, 1995 by and between the Company and
                United Microelectronics Corporation.(5)(7)

  11.1          Computation of Net Income Per Share.(6)                                             46

  21.1          List of Subsidiaries.(6)                                                            47

  23.1          Consent of Independent Accountants.(6)                                              48

  24.1          Power of Attorney (See page 42)(6).

  27.1          Financial Data Schedule (EDGAR version only)(6)                                     49

__________________________

(1) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(2) Incorporated by reference from exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3) Incorporated by reference from exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(4) Incorporated by reference from exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(5) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(6)      Filed herewith.

(7) Confidential treatment has been requested for a portion of this document.

(*) Management contracts or compensatory plans or arrangements covering executive officer or directors of the Company.