Form 10-Q
period 1996-09-30
TRIDENT MICROSYSTEMS INC
filed 1996-11-14
CIK 859475

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Act of 1934 For the transition period from           to

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

The number of shares of the registrant's $0.001 par value Common Stock outstanding at September 30, 1996 was 12,615,124

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                              Page
                                                                                              ----
                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

         Condensed Consolidated  Balance Sheet - September 30, 1996 and
          June 30, 1996                                                                         3

         Condensed Consolidated Statement of Operations for the Three Months
          Ended September 30, 1996 and 1995                                                     4

         Condensed Consolidated Statement of Cash Flows for the Three Months
          Ended September 30, 1996 and 1995                                                     5

         Notes to the Unaudited Condensed Consolidated Financial Statements                     6

Item 2: Management's Discussion and Analysis of Financial Condition                             7
          and Results of Operations


                           PART II: OTHER INFORMATION:

Item 1: Legal Proceedings                                                          Not Applicable

Item 2: Changes in Securities                                                      Not Applicable

Item 3: Defaults upon Senior Securities                                            Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                          Not Applicable

Item 5: Other Information                                                                      14

Item 6: Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                     16

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                     ASSETS
                                                               SEPTEMBER 30,
                                                                  1996           JUNE 30,
                                                               (UNAUDITED)        1996
                                                               -------------     --------
Current assets:
       Cash and cash equivalents                                 $ 27,301        $ 16,894
       Short-term investments                                      17,577          24,334
       Accounts receivable, net                                    18,714          16,872
       Inventories                                                 22,653          26,866
       Deferred income taxes                                        3,767           3,838
       Prepaid expenses & other assets                              5,363           7,140
                                                                 --------        --------
              Total current assets                                 95,375          95,944

 Property and equipment, net                                        5,260           5,628
 Investment in joint ventures                                      13,716          13,716
 Other assets                                                      10,957          12,222
                                                                 --------        --------
              Total assets                                       $125,308        $127,510
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                          $ 18,120        $ 24,084
       Accrued expenses & other liabilities                         7,705           7,632
       Income taxes payable                                         5,612           5,610
                                                                 --------        --------
              Total current liabilities                            31,437          37,326
                                                                 --------        --------
 Stockholders' equity:
       Capital stock                                               38,441          38,279
       Notes receivable from stockholders                            (585)           (585)
       Retained earnings                                           56,015          52,490
                                                                 --------        --------
             Total stockholders' equity                            93,871          90,184
                                                                 --------        --------
             Total liabilities and stockholders' equity          $125,308        $127,510
                                                                 ========        ========





   See accompanying notes to the condensed consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   ---------------------
                                                     1996          1995
                                                   -------       -------
Net sales                                          $44,838       $36,566

Cost of sales                                       29,575        22,998
                                                   -------       -------

Gross margin                                        15,263        13,568

Research and development expenses                    5,035         3,878
Selling, general and administrative expenses         5,398         3,595
                                                   -------       -------

Income from operations                               4,830         6,095

Interest income, net                                   354           530
                                                   -------       -------

Income before provision for income taxes             5,184         6,625

Provision for income taxes                           1,659         2,120
                                                   -------       -------

Net income                                         $ 3,525       $ 4,505
                                                   =======       =======

Net income per share                               $  0.26       $  0.34
                                                   =======       =======
Common and common equivalent shares used in
  computing per share amount                        13,626        13,314
                                                   =======       =======



   See accompanying notes to the condensed consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (IN THOUSANDS, UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $ 3,525        $  4,505
     Adjustments to reconcile net income to cash provided
        by operating activities:
        Depreciation & amortization                                        707             428
        Provision for doubtful accounts and sales returns                   --             (10)
        Gain on disposal of fixed assets                                    --            (111)
        Amortization of deferred compensation                               --              58
        Changes in assets & liabilities:
           Accounts receivable                                          (1,842)         (6,366)
           Inventories                                                   4,213           1,898
           Prepaid expenses and other current assets                     1,848             310
           Other assets                                                  1,265            (413)
           Accounts payable                                             (5,964)          1,392
           Accrued expenses & other liabilities                             73            (406)
           Income tax payable                                                2           1,132
                                                                       -------        --------
             Net cash provided by operating activities                   3,827           2,417
                                                                       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment to vendor under capacity agreement                             --         (16,800)
     Sales (purchases) of short-term investments, net                    6,757           9,241
     Proceeds from disposal of fixed assets                                 --           1,000
     Purchase of property and equipment                                   (339)         (1,127)
                                                                       -------        --------
             Net cash provided by (used in) investing activities         6,418          (7,686)
                                                                       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                              162             483
                                                                       -------        --------
             Net cash provided by financing activities                     162             483
                                                                       -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    10,407          (4,786)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        16,894          30,609
                                                                       -------        --------
CASH AND CASH EQUIVALENT AT END OF PERIOD                              $27,301        $ 25,823
                                                                       =======        ========

   See accompanying notes to the condensed consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         In the opinion of Trident Microsystems, Inc. (the "Company"), the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 1997.


NOTE 2: INVENTORIES

          Inventories consisted of the following (in thousands):

                                     September 30, 1996           June 30, 1996
                                     ------------------           -------------
                  Finished goods           $12,470                   $15,150
                  Work in process           10,183                    11,716
                                           -------                   -------
                                           $22,653                   $26,866
                                           =======                   =======


ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentages that statement of operations items are to net sales for the three months ended September 30, 1996 and 1995:

                                                   Three Months Ended
                                                     September 30,
                                                   ------------------
                                                   1996          1995
                                                   ----          ----
          Net sales                                 100%          100%

          Cost of sales                              66            63
                                                    ---           ---
          Gross margin                               34            37
          Research and development                   11            10
          Selling, general and administrative        12            10
                                                    ---           ---
          Income from operations                     11            17
          Interest income, net                        1             1
                                                    ---           ---
          Income before income taxes                 12            18
          Provision for income taxes                  4             6
                                                    ---           ---
          Net income                                  8%           12%
                                                    ===           ===


Net Sales

         Net sales for the three months ended September 30, 1996 were $44.8 million or 23% over the $36.6 million reported in the three months ended September 30, 1995. The increases in net sales were attributable to increases in unit volume of higher performance graphical user interface (GUI) accelerator products both for desktop and mobile computers. Higher average selling prices
(ASPs) of notebook products approximately balanced lower ASPs from other products, especially 64-bit desktop video graphics products. Sales of notebook graphics controllers and 64-bit graphics controllers rose to 33% and 32% of total sales for the three months ended September 30, 1996 period from 9% and 22%, respectively, for the year earlier period.

         The Company continues to make major efforts to design products to fill the needs of leading PC systems manufacturers and adapter card manufacturers. Sales to North American and European customers increased to 34% in the three months ended September 30, 1996 from 19% in the three months ended September 30, 1995. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 66% in the three months ended September 30, 1996, down from 70% in the same quarter of fiscal 1995. Sales to three customers and their affiliates accounted for approximately 23%, 15% and 12% of net sales for the three months ended September 30, 1996. Sales to three customers and their affiliates accounted for approximately 14%, 12% and 11% of net sales, respectively, for the same period of the prior fiscal year. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

         The Company plans to continuously introduce new and higher performance desktop and notebook graphics controller and multimedia video products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place.


Gross Margin

         Trident's gross margin decreased to 34% of net sales for the three months ended September 30, 1996 from 37% for the three months ended September 30, 1995. The decrease in the gross margin was primarily the result of price declines on 64-bit video graphics products which had become a larger percentage of sales in the September 30, 1996 period.

         The Company believes that it is common for the prices of high technology products to decline over time as availability and competition increase and new, advanced products are introduced. The Company expects ASPs of existing products to continue to decline although overall ASPs may remain constant or increase as a result of introductions of new higher performance products with higher gross margin. The Company's strategy is to maintain gross margins through the introduction of new products with higher margins, the reduction in manufacturing costs accomplished through the Company's custom design methodology and the migration to the newest process technology and taking advantage of the economies of scale of volume production. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the achievement of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products or that it can continue to successfully reduce manufacturing costs.

Research and Development

         Research and development expenditures increased to $5.0 million in the three months ended March 31, 1996 from $3.9 million in the three months ended September 30, 1995. Research and development expenditures as a percentage of net sales remained constant at 11% of sales in both the three months ended September 30, 1996 and 1995. The increases in expenditures in the three months ended September 30, 1996 were primarily due to the increase in headcount and associated personnel-related costs, increased depreciation, increased outside engineering services, and increased non-recurring engineering expenses. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development.


Selling, General and Administrative

         Selling, general and administrative expenditures increased to $5.4 million in the three months ended September 30, 1996 from $3.6 million in the three months ended September 30, 1995. The increases in selling costs were primarily due to increased personnel-related costs for increased sales staff in the U.S. and Asia, additional commissions due to distributors and sales representatives as a result of higher sales through such channels and increased promotional activities. Selling, general and administrative expenditures as a percentage of net sales increased to 12% of sales in the three months ended September 30, 1996 from 10% of sales in the three months ended September 30, 1995 as costs increased at a faster rate than sales. The Company expects to continue to increase selling, general and administrative expenditures in order to support its broadening product lines to a larger number of customers and as a result of increased sales efforts directed at leading PC systems manufacturers.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income decreased slightly in the three months ended September 30, 1996 from the three months ended September 30, 1995 as a result of decreased levels of cash invested as the Company contributed $13.7 million to a foundry venture in January 1996. Lower interest income earned as a result of less cash invested was in part offset by higher interest rates received as the Company invested more cash in taxable instruments. A significant amount of the interest earned by the Company was not subject to federal income taxes.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income taxes was 32% for the three months ended September 30, 1996 and 1995. The effective income tax rates were below the U. S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates and a significant portion of earned interest was therefore not subject to U. S. federal income tax.


Future Results

         The Company's statements regarding sales to Asian customers, plans regarding introduction of new products, and expected increases in research and development and selling, general and administrative expenses are forward looking statements and actual results might vary materially from the results expected by the Company. A number of factors could affect such results, including those identified above and the factors discussed below.

         The Company's business is influenced by a variety of factors which include the overall market for desktop and notebook PC computers, the general economic climate, the success of the Company's customers and their resultant net orders, seasonal customer demand, timing of new product introductions, marketplace acceptance of new product offerings, overall product mix, competitors' activities and the availability of foundry and assembly capacities. The Company's future operating results are also influenced by its dynamic product area and by its planned growth in expenditures and the relation of planned increased expenses to future operating results as well as by a variety of global, political, regulatory and foreign exchange factors. These factors will all affect the Company's results and there can be no assurance of the Company's future operating results.

         The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and are expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. This factor influences when the Company's customers place their orders and when delivery is required.

         Because the Company operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company can not assure that product development, the timing of the product introductions or the marketplace acceptance of current products or of products to be developed will be successful. The Company continues to invest in research and development and in the personnel required to support new product introductions and new customers including leading PC systems manufacturers. Should there be a shortfall in the Company's business performance, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

         The Company relies upon several independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. In calendar year 1995, there was a worldwide shortage of advanced process technology foundry capacity. To respond to this shortage, the Company entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         The Company's products are assembled and tested by a variety of independent subcontractors. The Company's reliance on independent assembly and testing houses to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs.

         Constraints or delays in the supply of the Company's products, whether due to the factors above or to other unanticipated factors, could have adverse effects on the Company's results. Such adverse effects could include the Company electing to purchase products from higher cost sources and which could result in lower orders, or inability to fulfill orders, resulting in the loss of orders.

         The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, the performance of leading PC manufacturers and general conditions in the high technology and in the graphics controller market may have a significant impact on the market price of the Company's Common Stock.

         The Company has recently experienced a period of significant growth, which has and could continue to strain its limited personnel, financial and other resources. In particular, the sale and distribution of products to numerous leading PC systems manufacturers in diverse markets and the requirements of such manufacturers for design support places substantial demands on the Company's research and development and sales functions. Continued expansion of sales and distribution of products to numerous large system manufacturing customers, should it occur, would require expansion of the Company's research and development, production and marketing and sales capabilities. Sales growth, should it occur, will require additional foundry capacity and the Company has contracted to expand available foundry capacity. Future results will in part depend upon and could be significantly impacted by the Company's ability to manage its resources to support future activities and upon its ability to finance further expanded foundry capitalization and production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $27.3 million and short-term investments of $17.6 million.

          In the three months ended September 30, 1996, $3.8 million of cash was provided by operating activities mainly as a result of profitable operations and adjustment of non-cash expenses, an increase in accrued expenses and other liabilities and decreases in inventories, prepaid expenses and other current assets; offset in part by an increase in outstanding accounts receivable balances and decreases in outstanding account payable. Capital expenditures were $0.3 million.

         In order to obtain a supply of wafers sufficient to meet possible increased demand, and especially to obtain wafers manufactured using advanced process technologies, the Company entered into an agreement in June 1995 with Taiwan Semiconductor Manufacturing Company ("TSMC"), the Company's major foundry, under which the Company is committed to purchase and TSMC is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during the period. The Company made a prepayment of $16.8 million in August 1995. The payment can be applied to partially offset the price of wafers purchased under the option, but is not refundable except in certain circumstances. Based on the timing specified in the supply agreement, the prepayment will be applied at a rate of $4.8 million per year for fiscal years ending June 30, 1997 through 1999 and $2.4 million for the fiscal year ending June 30, 2000. During the period ended September 30, 1996, $2.4 million was applied against outstanding accounts payable to TSMC. The Company uses the guideline of FAS 121 to assess whether the value of the prepayment is impaired periodically.

         In August 1995, the Company also entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company is committed to invest approximately $59 million in three installments for certain equity ownership in a joint venture with UMC and other venture partners to establish a new foundry. The Company made the first payment amounting to $13.7 million in January 1996. Committed equity contributions remaining under the joint venture agreement are estimated at $30 million and $15 million during fiscal year 1997 and 1998, respectively. Under the agreement, the new foundry guarantees to Trident a certain percentage of its total wafer supply.

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

         In May 1996, the Company obtained a credit facility of an unsecured revolving line of credit of $15 million with a maturity date of December 31, 1997. Under the terms of the line of credit , the Company may elect to convert a portion or the total credit into a three-year term loan. The facility requires the Company to comply with certain covenants regarding financial ratios and reporting requirements. There were no borrowings under the line of credit as of September 30, 1996.

         The Company will continue to consider possible transactions to secure additional foundry capacity when and if circumstances warrant. The aforementioned agreements with TSMC and UMC have utilized a significant amount of the Company's available funds. However, the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. In addition to the $15 million line of credit, the Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transaction.

                           PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

           Not applicable

ITEM 2:    CHANGES IN SECURITIES

           Not applicable

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4:    SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

           Not applicable.

ITEM 5:    OTHER INFORMATION

           Not applicable.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           The following exhibits are filed with this Form:

Exhibit          Description

3.1              Restated Certificate of Incorporation.(1)

3.2 Bylaws of Trident Delaware Corporation, a Delaware corporation.(1)

4.1              Reference is made to Exhibits 3.1 and 3.2.

4.2              Specimen Common Stock Certificate.(1)

11.1             Statement Re Computation of Per Share Earnings.(2)

27.1             Financial Data Schedule.(3)
-------------------------

(1) Previously filed on October 27, 1992 as an exhibit to Registrant's Registration Statement on S-1 (File No. 33-53768).

(2)              Filed herewith.

(3)              Filed electronically.

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 1996 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
(Registrant)




/s/ Frank C. Lin
-------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)



/s/ James T. Lindstrom
-------------------------------------------
James T. Lindstrom
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit          Description

3.1              Restated Certificate of Incorporation.(1)

3.2 Bylaws of Trident Delaware Corporation, a Delaware corporation.(1)

4.1              Reference is made to Exhibits 3.1 and 3.2.

4.2              Specimen Common Stock Certificate.(1)

11.1             Statement Re Computation of Per Share Earnings.(2)

27.1             Financial Data Schedule. (3)

---------------------------

(1) Previously filed on October 27, 1992 as an exhibit to Registrant's Registration Statement on S-1 (File No. 33-53768).

(2)              Filed herewith.

(3)              Filed electronically.