Form 10-Q
period 1996-12-31
TRIDENT MICROSYSTEMS INC
filed 1997-02-13
CIK 859475

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                 Yes [X] No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 1996 was 12,724,609

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                                        Page
                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Information

         Condensed Consolidated  Balance Sheet - December 31, 1996 and
          June 30, 1996                                                                                                   3

         Condensed Consolidated Statement of Operations for the Three Months
          and Six Months Ended December 31, 1996 and 1995                                                                 4

         Condensed Consolidated Statement of Cash Flows for the Six Months
          Ended December 31, 1996 and 1995                                                                                5

         Notes to the Unaudited Condensed Consolidated Financial Statements                                               6

Item 2: Management's Discussion and Analysis of Financial Condition                                                       7
          and Results of Operations


                           PART II: OTHER INFORMATION:

Item 1: Legal Proceedings                                                                                    Not Applicable

Item 2: Changes in Securities                                                                                Not Applicable

Item 3: Defaults upon Senior Securities                                                                      Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                                                                14

Item 5: Other Information                                                                                   Not Applicable

Item 6: Exhibits and Reports on Form 8-K                                                                                 15

Signatures                                                                                                               16

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS


                                                                December 31,       June 30,
                                                                   1996             1996
                                                                (Unaudited)
                                                                 ---------        ---------
Current assets:
       Cash, cash equivalents                                    $  58,111        $  16,894
       Short-term investments                                          475           24,334
       Accounts receivable, net                                     18,631           16,872
       Inventories                                                  19,642           26,866
       Deferred income taxes                                         3,767            3,838
       Prepaid expenses and other assets                             5,474            7,140
                                                                 ---------        ---------
               Total current assets                                106,100           95,944
                                                                 ---------        ---------

 Property and equipment, net                                         5,403            5,628
 Investment in joint ventures                                       13,716           13,716
 Other assets                                                        9,818           12,222
                                                                 ---------        ---------
                 Total assets                                    $ 135,037        $ 127,510
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                          $  20,703        $  24,084
       Accrued expenses and other liabilities                       10,535            7,632
       Income taxes payable                                          3,999            5,610
                                                                 ---------        ---------
               Total current liabilities                            35,237           37,326
                                                                 ---------        ---------

 Stockholders' equity:
       Capital stock                                                39,005           38,279
       Notes receivable from stockholders                             (585)            (585)
       Retained earnings                                            61,380           52,490
                                                                 ---------        ---------
               Total stockholders' equity                           99,800           90,184
                                                                 ---------        ---------
               Total liabilities and stockholders equity         $ 135,037        $ 127,510
                                                                 =========        =========

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                          Three Months Ended           Six Months Ended
                                                              December 31,               December 31,
                                                 -----------------------------------   ----------------
                                                  1996          1995          1996          1995
                                                 -------       -------       -------       -------
Net sales                                        $51,865       $41,348       $96,703       $77,914
Cost of sales                                     33,452        25,844        63,027        48,842
                                                 -------       -------       -------       -------
Gross margin                                      18,413        15,504        33,676        29,072
Research and development expenses                  5,706         4,277        10,741         8,155
Sales, general and administrative expenses         5,434         4,188        10,832         7,783
                                                 -------       -------       -------       -------
Income from operations                             7,273         7,039        12,103        13,134
Interest income, net                                 618           543           972         1,073
                                                 -------       -------       -------       -------
Income before income taxes                         7,891         7,582        13,075        14,207
Provision for income taxes                         2,526         2,426         4,185         4,546
                                                 -------       -------       -------       -------
Net income                                       $ 5,365       $ 5,156       $ 8,890       $ 9,661
                                                 =======       =======       =======       =======

Net income per share                             $  0.38       $  0.38       $  0.64       $  0.72
                                                 =======       =======       =======       =======
Common and common equivalent shares used
   in computing per share amount                  14,225        13,591        13,926        13,450
                                                 =======       =======       =======       =======

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (IN THOUSANDS, UNAUDITED)


                                                                                           Six Months Ended
                                                                                            December 31,
                                                                                      ------------------------
                                                                                        1996            1995
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                    $  8,890        $  9,660
        Adjustments to reconcile net income to cash provided
                  by operating activities:
                  Depreciation & amortization                                            1,386             845
                  Provision for doubtful accounts and sales returns                        114              (4)
                  Loss on disposal of fixed assets                                        --              (111)
                  Amortization of deferred compensation                                   --               117
                  Changes in assets & liabilities:
                       Accounts receivable                                              (1,873)         (3,193)
                       Inventories                                                       7,224             268
                       Prepaid expenses and other current assets                         1,737             222
                       Other assets                                                      2,404            (217)
                       Accounts payable                                                 (3,381)          2,190
                       Accrued liabilities                                               2,903           1,095
                       Income tax payable                                               (1,611)          2,132
                                                                                      --------        --------
                            Net cash provided by operating activities                   17,793          13,004
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment to vendor under capacity agreement                                        --           (16,800)
        Sale of short-term investments, net                                             23,859          15,162
        Purchase of property and equipment                                              (1,161)           (950)
                                                                                      --------        --------
                            Net cash provided by (used in) investing activities         22,698          (2,588)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                                                           726           1,666
        Principal repayment by stockholder of note receivable                             --                49
                                                                                      --------        --------
                            Net cash provided by financing activities                      726           1,715
                                                                                      --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               41,217          12,131
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        16,894          30,609
                                                                                      ========        ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 58,111        $ 42,740
                                                                                      ========        ========

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


NOTE 2: INVENTORIES

          Inventories consisted of the following (in thousands):

                                          December 31, 1996      June 30, 1996
                                          -----------------      -------------
                  Work in process            $    7,883           $   15,150
                  Finished goods                 11,759               11,716
                                             ----------           ----------
                                             $   19,642           $   26,866
                                             ==========           ==========

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentages that statement of operations items are to net sales for the three and six months ended December 31, 1996 and 1995:


                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        DECEMBER 31,               DECEMBER 31,
                                                     1996         1995         1996         1995
                                                     -----        -----        -----        -----
         Net sales                                   100.0%       100.0%       100.0%       100.0%
                                                     -----        -----        -----        -----
         Cost of sales                                64.5         62.5         65.2         62.7
                                                     -----        -----        -----        -----
         Gross margin                                 35.5         37.5         34.8         37.3
         Research and development                     11.0         10.3         11.1         10.5
         Selling, general and administrative          10.5         10.2         11.2         10.0
                                                     -----        -----        -----        -----
         Income from operations                       14.0         17.0         12.5         16.8
         Interest income, net                          1.2          1.3          1.0          1.4
                                                     -----        -----        -----        -----
         Income before income taxes                   15.2         18.3         13.5         18.2
         Provision for income taxes                    4.9          5.8          4.3          5.8
                                                     -----        -----        -----        -----
         Net income                                   10.3%        12.5%         9.2%        12.4%
                                                     =====        =====        =====        =====


Net Sales

         Net sales for the three months ended December 31, 1996 were $51.9 million or 25% over the $41.3 million reported in the three months ended December 31, 1995. Net sales for the six months ended December 31, 1996 were $96.7 million or 24% over the $77.9 million reported in the six months ended December 31, 1995. The increases in net sales were attributable to increases in unit volume of higher performance graphical user interface (GUI) accelerator products for both desktop and mobile computers. Desktop products accounted for 59% of the Company's sales in both the three and six month periods ended December 31, 1996 while notebook products accounted for 35% of sales in both the three and six month periods ended December 31, 1996. A richer mix of higher average selling prices (ASPs) notebook products also offset much of the effect of declining ASPs from other products, especially 64-bit desktop video graphics products. Sales of 64-bit graphics controllers and notebook graphics controllers rose to 40% and 35% of total sales for the six months ended December 31, 1996 period from 26% and 11%, respectively, for the year earlier period.

         The Company continues to make major efforts to design products to fill the needs of leading PC systems manufacturers and adapter card manufacturers. Sales to North American and European customers increased to 25% in the three months ended December 31, 1996 from 14% in the three months ended December 31, 1995. Sales to North American and European customers increased to 28% in the six months ended December 31, 1996 from 16% in the same prior fiscal year period. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 75% in the three months ended December 31, 1996 down from 86% in the same period prior fiscal year. Sales to Asian customers accounted for approximately 72% in the six months ended December 31, 1996, down from 84% in the same prior fiscal year period. Sales to the Company's top three customers and their affiliates accounted for 16%, 15% and 13% of net sales for the three months ended December 31, 1996 compared to 22%, 15% and 9% of net sales for the same prior fiscal year period. Sales to the Company's top three customers and their affiliates accounted for 20%, 14% and 11% of net sales for the six months ended December 31, 1996 compared to 18%, 14% and 10% of net sales for the same prior fiscal year period. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

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


Gross Margin

         Gross margin decreased to 36% of net sales for the three months ended December 31, 1996 from 37% for the three months ended December 31, 1995. Gross margin decreased to 35% of net sales for the six months ended December 31, 1996 from 37% for the same prior fiscal year period. The decrease in the gross margin was primarily the result of price declines in the desktop video graphic products, especially in the 64-bit video graphics products which were a larger percentage of sales in the current periods and standard cost adjustments which are taken to adjust inventory values as the Company continues to lower the cost of manufacturing its products.

         The Company believes that prices of semiconductor products will decline over time as availability and competition increase and advanced products are introduced. The Company expects to see particularly intense pressure over the next few months leading to added pressures on gross margin in the desktop graphics products. However, the company expects that the effect of this pressure will begin to be offset with new product introductions, if they are successful, particularly in the fourth quarter of this fiscal year. The Company continues to maintain a strategy based on maintaining gross margins through the introduction of new products with higher margins, reducing manufacturing costs accomplished through the Company's custom design methodology and the migrating to the newest process technology and taking advantage of the economies of scale of volume production. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the achievement of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products or that it can continue to successfully reduce manufacturing costs.

Research and Development

         Research and development expenditures increased to $5.7 million in the three months ended December 31, 1996 from $4.3 million in the three months ended December 31, 1995. In the six months ended December 31, 1996, research and development increased to $10.7 million from $8.2 million in the same period in the last fiscal year. The increases in expenditures in the three and six months periods ended December 31, 1996 were primarily due to increased headcount and associated personnel-related costs, increased outside engineering services, and increased non-recurring engineering (NRE) expenses. Research and development expenditures as a percentage of net sales increased to 11% of net sales in both the three months and six month ended December 31, 1996 from 10% of net sales in three and six months ended December 31, 1995. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development.


Selling, General and Administrative

         Selling, general and administrative expenditures increased to $5.4 million in the three months ended December 31, 1996 from $4.2 million in the three months ended December 31, 1995. Selling, general and administrative expenditures increased to $10.8 million for the six months ended December 31, 1996 from $7.8 million for the six months ended December 31, 1995. The increases in selling costs were primarily due to increased personnel-related costs for increased sales staff in the U.S. and Asia, additional commissions due to distributors and sales representatives as a result of higher sales through such channels and increased promotional activities. Selling, general and administrative expenditures as a percentage of net sales increased to 11% of net sales from 10% of net sales in the both the three and six months ended December 31, 1996 and 1995. The Company expects to continue to increase selling, general and administrative expenditures in order to support its broadening product lines to a larger number of customers and as a result of increased sales efforts directed at leading PC systems manufacturers.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income decreased slightly in the six months ended December 31, 1996 from same prior year period as a result of lower average cash levels invested by the Company due to the $13.7 million foundry venture contribution that occurred in January 1996. A portion of the interest income earned by the Company was in tax exempt instruments which are not subject to federal income taxes.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income taxes was 32% for the both the three months and six month periods ended December 31, 1996 and 1995. The effective income tax rates were below the U.S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates and a portion of earned interest was not subject to U.S. federal income tax.

CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

         Certain statements herein are forward looking statements, including those regarding the Company's intention to continue to introduce new products, expected sales to Asian customers, the Company's expectations regarding pricing pressures and the Company's plan to invest in research and development and in selling, general, and administrative. The actual results could vary from the Company's expectations, and are subject to a number of risks and dependent on a variety of factors, including those set forth below.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $58.1 million and short-term investments of $0.5 million.

          In the six months ended December 31, 1996, $22.5 million of cash was provided by operating activities mainly as a result of profitable operations and adjustment of non-cash expenses, an increase in accrued expenses and other liabilities and decreases in inventories and prepaid expenses; offset in part by an increase in accounts receivable and decreases in accounts payable and income taxes payable. Capital expenditures were $1.1 million for the six month period.

         In order to obtain a supply of wafers sufficient to meet possible increased demand, and especially to obtain wafers manufactured using advanced process technologies, the Company entered into an agreement in June 1995 with Taiwan Semiconductor Manufacturing Company ("TSMC"), the Company's major foundry, under which the Company is committed to purchase and TSMC is committed to provide a certain number of wafers each year through December 31, 1999. In addition, the Company has the option to purchase an additional amount of wafers each year during the period. The Company made a prepayment of $16.8 million in August 1995. The payment can be applied to partially offset the price of wafers purchased under the option, but is not refundable except in certain circumstances. Based on the timing specified in the supply agreement, the prepayment will be applied at a rate of $4.8 million per year for fiscal years ending June 30, 1997 through 1999 and $2.4 million for the fiscal year ending June 30, 2000. During the three months ended September 30, 1996, $2.4 million was applied against outstanding accounts payable to TSMC. The Company uses the guideline of FAS 121 to assess whether the value of the prepayment is impaired periodically.

         In August 1995, the Company also entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company is committed to invest approximately $55 million in three installments for certain equity ownership in a joint venture with UMC and other venture partners to establish a new foundry. The Company made the first payment amounting to $13.7 million in January 1996. The Company made an additional contribution of $26 million in January 1997. A remaining payment under the joint venture agreement is estimated at $15 million during fiscal year 1998. Under the agreement, the new foundry guarantees to the Company a certain percentage of its total wafer supply. The payments including the final payment are denominated in Net Taiwan dollars, and therefore the Company bears the risk and receives the benefit of fluctuations in the Taiwanese dollar until the time of the final payment. To date, the Company has benefited from changes in the exchange rate but there can be no assurance that the amount of the final payment in U.S. dollars will not be increased above the expected amount due to future fluctuations in the exchange rate.

         These investments with TSMC and UMC are intended to secure capacity so that the Company can meet expected increased demand, should it occur, and are an investment in the future of the Company. However, there are certain risks associated with these methods including the ability of the Company to utilize the capacity for which it has made substantial investments and the ability of UMC, together with its partners, to successfully build the new foundry. These agreements and the risks associated with these and other foundry relationships, are described under the caption "Business-Manufacturing" of the Form 10-K Annual Report.

         In May 1996, the Company obtained a credit facility of an unsecured revolving line of credit of $15 million with a maturity date of December 31, 1997. Under the terms of the line of credit , the Company may elect to convert a portion or the total credit into a three-year term loan. The facility requires the Company to comply with certain covenants regarding financial ratios and reporting requirements. There were no borrowings under the line of credit as of December 31, 1996.

         The Company will continue to consider possible transactions to secure additional foundry capacity when and if circumstances warrant the need. The aforementioned agreements with TSMC and UMC have utilized a significant amount of the Company's available funds. However, the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. In addition to the $15 million line of credit, the Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transaction.

                           PART II: OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

           Not applicable

ITEM 2:    CHANGES IN SECURITIES

           Not applicable

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

           Not applicable


ITEM 4:    SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS


On December 12, 1996, the Company held its 1996 Annual Meeting of the Stockholders at the Company in Mountain View, California.

                                                              Against /                    Broker
                                              For             Withheld        Abstain     Non-Votes
                                           ----------         --------        -------     ---------
1.   Election of Class I Directors:

     Charles Dickinson                     10,506,797          210,055          0            0
     Yasushi Chikagami                     10,685,401           31,451          0            0

2.   Ratification of the appointment
     of Price Waterhouse LLP as the
     Company's independent public
     accountants for the fiscal year
     ending June 30, 1997:                 10,698,096          11,057           0            0


ITEM 5:    OTHER INFORMATION

           Not applicable.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           The following exhibits are filed with this Form:

          Exhibit   Description
          11.1      Statement Re Computation of Per Share Earnings. (1)
          27.1      Financial.Data Schedule. (2)


          (1)       Filed herewith.
          (2)       Filed electronically.

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 11, 1997 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
(Registrant)



/s/ Frank C. Lin
--------------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)



/s/ Peter J. Mangan
--------------------------------------------------
Peter J. Mangan
Corporate Controller
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit   Description
          11.1      Statement Re Computation of Per Share Earnings. (1)
          27.1      Financial.Data Schedule. (2)


          (1)       Filed herewith.
          (2)       Filed electronically.