Form 10-Q
period 1997-03-31
TRIDENT MICROSYSTEMS INC
filed 1997-05-15
CIK 859475

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934

         For The Transition Period From __________ To __________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       77-0156584
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)

            189 North Bernardo Avenue, Mountain View, CA 94043-5216
            -------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (415) 691-9211
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X   No
                                          _____   _____

The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 1997 was 12,912,859

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                         Page
                                                                                         ----
                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated  Balance Sheet - March 31, 1997 and
        June 30, 1996                                                                       3

        Condensed Consolidated Statement of Operations for the Three Months
        and Nine Months Ended March 31, 1997 and 1996                                       4

        Condensed Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 1997 and 1996                                                       5

        Notes to the Unaudited Condensed Consolidated Financial Statements                  6

Item 2: Management's Discussion and Analysis of Financial Condition                         7
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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS

                                                                                 March 31,          June 30,
                                                                                   1997               1996

                                                                                 ---------         ---------
Current assets:
             Cash, cash equivalents                                              $  30,176         $  16,894
             Short-term investments                                                 20,000            24,334
             Accounts receivable, net                                               23,639            16,872
             Inventories                                                            10,264            26,866
             Deferred income taxes                                                   3,767             3,838
             Prepaid expenses and other assets                                         892             7,140
                                                                                 ---------         ---------
                          Total current assets                                      88,738            95,944
                                                                                 ---------         ---------

 Property and equipment, net                                                         6,096             5,628
 Investment in joint venture                                                        39,631            13,716
 Other assets                                                                          341            12,222
                                                                                 ---------         ---------
                       Total assets                                              $ 134,806         $ 127,510
                                                                                 =========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable                                                    $  13,190         $  24,084
             Accrued expenses and other liabilities                                  9,546             7,632
             Income taxes payable                                                    5,920             5,610
                                                                                 ---------         ---------
                          Total current liabilities                                 28,656            37,326
                                                                                 ---------         ---------

 Stockholders' equity:
             Capital stock                                                          40,238            38,279
             Notes receivable from stockholders                                         --              (585)
             Retained earnings                                                      65,912            52,490
                                                                                 ---------         ---------
                          Total stockholders' equity                               106,150            90,184
                                                                                 ---------         ---------
                          Total liabilities and stockholders' equity             $ 134,806         $ 127,510
                                                                                 =========         =========

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                          March 31,                     March 31,
                                                  ----------------------        -------------------------
                                                     1997           1996            1997            1996
                                                  -------        -------        --------        --------
Net sales                                         $46,511        $46,007        $143,214        $123,921
Cost of sales                                      29,064         28,730          92,090          77,572
                                                  -------        -------        --------        --------
Gross margin                                       17,447         17,277          51,124          46,349
Research and development expenses                   5,423          5,367          16,163          13,522
Sales, general and administrative expenses          5,718          4,245          16,552          12,028
                                                  -------        -------        --------        --------
Income from operations                              6,306          7,665          18,409          20,799
Interest income, net                                  360            542           1,332           1,615
                                                  -------        -------        --------        --------
Income before income taxes                          6,666          8,207          19,741          22,414
Provision for income taxes                          2,134          2,626           6,319           7,172
                                                  -------        -------        --------        --------
Net income                                        $ 4,532        $ 5,581        $ 13,422        $ 15,242
                                                  =======        =======        ========        ========
Net income per share                              $  0.32        $  0.42        $   0.95        $   1.14
                                                  =======        =======        ========        ========
Common and common equivalent shares used
   in computing per share amount                   14,280         13,370          14,128          13,424
                                                  =======        =======        ========        ========

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (IN THOUSANDS, UNAUDITED)



                                                        Nine Months Ended
                                                            March 31,
                                                        -----------------
                                                     1997              1996
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 13,422          $ 15,242
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation & amortization                       1,999             1,321
    Provision for doubtful accounts and
      sales returns                                     174                48
    Loss on disposal of fixed assets                      -              (112)
    Amortization of deferred compensation                 -               175
    Changes in assets & liabilities:
      Accounts receivable                            (6,941)          (10,077)
      Inventories                                    16,602           (16,077)
      Prepaid expenses and other current assets       6,319               (78)
      Other assets                                   (2,519)              663
      Accounts payable                              (10,894)           19,540
      Accrued liabilities                             1,914             2,103
      Income tax payable                                310             2,786
                                                   --------          --------
        Net cash provided by operating activities    20,386            15,534
                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment from (to) vendor under capacity
    agreement                                        14,400           (16,800)
  Sale of short-term investments, net                 4,334            12,256
  Purchase of property and equipment                 (2,467)           (2,531)
  Payment on Equity Investment in joint venture     (25,915)          (13,716)
                                                   --------          --------
        Net cash used in investing activities        (9,648)          (20,791)
                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            1,959             3,091
  Principal repayment by stockholder of
    note receivable                                     585                49
                                                   --------          --------
        Net cash provided by financing activities     2,544             3,140
                                                   --------          --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   13,282            (2,117)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          16,894             30,609
                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 30,176           $ 28,492
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


NOTE 2: INVENTORIES

        Inventories consisted of the following (in thousands):

                                                           March 31, 1997                June 30, 1996
                                                           --------------                -------------
                  Work in process                            $    2,106                   $   11,716
                  Finished goods                                  8,158                       15,150
                                                             ----------                   ----------
                                                             $   10,264                   $   26,866
                                                             ==========                   ==========

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128") "Earnings per Share". SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. On a pro forma basis, basic earnings per share under SFAS No. 128 for the three months ended March 31, 1997 and 1996 would have been $.35 and $.45 respectively, and $1.06 and $1.25 for the nine months ended March 31, 1997 and 1996, respectively. Diluted earnings per share as defined by SFAS No. 128 would have been the same as the reported primary earnings per share.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the results of operations expressed as percentages of net sales for the three and nine months ended March 31, 1997 and 1996:

                                                      Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                     ---------------------         ---------------------
                                                       1997           1996          1997            1996
                                                     -------        -------        -------        -------
          Net sales                                   100.0%         100.0%         100.0%         100.0%
          Cost of sales                                62.5           62.4           64.3           62.6
                                                      -----          -----          -----          -----
          Gross margin                                 37.5           37.6           35.7           37.4
          Research and development                     11.7           11.7           11.3           10.9
          Selling, general and administrative          12.3            9.2           11.5            9.7
                                                      -----          -----          -----          -----
          Income from operations                       13.5           16.7           12.9           16.8
          Interest income, net                          0.8            1.1            0.9            1.3
                                                      -----          -----          -----          -----
          Income before income taxes                   14.3           17.8           13.8           18.1
          Provision for income taxes                    4.6            5.7            4.4            5.8
                                                      -----          -----          -----          -----
          Net income                                    9.7%          12.1%           9.4%          12.3%
                                                      =====          =====          =====          =====


Net Sales

         Net sales for the three months ended March 31, 1997 were $46.5 million or 1.1% over the $46.0 million reported in the three months ended March 31, 1996. Net sales for the nine months ended March 31, 1997 were $143.2 million or 15.6% over the $123.9 million reported in the nine months ended March 31, 1996. The increase in net sales, for the nine month period, is attributable to increases in unit volume of higher performance graphical user interface (GUI) accelerator products primarily for both desktop and portable computers. Desktop products accounted for 53% of the Company's sales in the three month period, and 57% in the nine month period, ended March 31, 1997, while portable products accounted for 41% of sales in the three month period, and 36% in the nine month period ended March 31, 1997. A mix of higher average selling prices (ASPs) for portable products also offset much of the effect of declining ASPs from other products. Sales of portable graphics controllers accounted for 36% of total sales for the nine months ended March 31, 1997, up from 11% for the same period a year earlier.

         The Company plans to continuously introduce new and higher performance desktop and portable graphics controller and multimedia video products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place.


Gross Margin

         Gross margin remained constant at 38% of net sales for the three months ended March 31, 1997 unchanged from the three months ended March 31, 1996. Gross margin decreased to 36% of net sales for the nine months ended March 31, 1997 from 37% for the same prior fiscal year period. The decrease in the gross margin was primarily the result of price declines in the desktop video graphic products and standard cost adjustments which are taken to adjust inventory values as the Company continues to lower the cost of manufacturing its products.

         The Company believes that prices of semiconductor products will decline over time as availability and competition increase and advanced products are introduced. The Company expects to see particularly intense pressure over the next few months leading to added pressures on gross margin in the desktop graphics products. However, the Company expects that the effect of this pressure to be more than offset with new product introductions, if they are successful, beginning in the fourth quarter of this fiscal year. The Company continues to maintain a strategy based on maintaining gross margins through the introduction of new products with higher margins, reducing manufacturing costs accomplished through the Company's custom design methodology and the migrating to the newest process technology. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the achievement of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products or that it can continue to successfully reduce manufacturing costs.

Research and Development

         Research and development expenditures for the three months ended March 31, 1997 remained unchanged from the March 31, 1996 three month period at $5.4 million. In the nine months ended March 31, 1997, research and development increased to $16.2 million from $13.5 million in the same period in the last fiscal year. Research and development expenditures increased to 11.3% of net sales in the nine month period ended March 31, 1997 from 10.9% for the same period ended March 31, 1996. For the three month period ended March 31, 1997 research and development expenditures remained unchanged from three month period ended March 31, 1996 at 11.7%. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development.


Selling, General and Administrative

         Selling, general and administrative expenditures increased to $5.7 million in the three months ended March 31, 1997 from $4.2 million in the three months ended March 31, 1996. Selling, general and administrative expenditures increased to $16.6 million for the nine months ended March 31, 1997 from $12.0 million for the nine months ended March 31, 1996. The increases in costs were primarily due to increased personnel-related costs for additional staff in the U.S. related to Sales, Marketing, and Administration. Selling, general and administrative expenditures increased to 12.3% of net sales for the three month period ended March 31, 1997 from 9.2% of net sales in the three month period ended March 31, 1996. Selling, general and administrative expenditures increased to 11.6% of net sales for the nine month period ended March 31, 1997 from 9.7% of net sales in the nine month period ended March 31, 1996. The Company expects to continue to increase selling, general and administrative expenditures to support its broader distribution of product lines to a larger number of customers and increased sales efforts directed at leading PC systems manufacturers.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income decreased to $1.3 million in the nine months ended March 31, 1997 from $1.6 million in the same prior year period primarily as a result of lower average cash levels invested by the Company and interest payments on a bank line of credit that was utilized and repaid in the quarter. The overall cash levels were lower due to the $25.9 million foundry venture contribution that occurred in January 1997.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income taxes was 32% for both the three months and nine month periods ended March 31, 1997 and 1996. The effective income tax rates were below the U. S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates and a portion of earned interest was not subject to U. S. federal income tax.

CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

         Certain statements herein are forward looking statements, including those regarding the Company's intention to continue to introduce new products, expected sales to Asian customers, the Company's expectations regarding pricing pressures and gross margin from new products and the Company's plan to invest in research and development and in selling, general, and administrative areas. The actual results could vary from the Company's expectations, and are subject to a number of risks and dependent on a variety of factors, including those set forth below.

         The Company's business is influenced by a variety of factors which include the overall market for desktop and portable PC computers, the general economic climate, the success of the Company's customers and their resultant net orders, seasonal customer demand, timing of new product introductions, marketplace acceptance of new product offerings, overall product mix, competitors' activities and the availability of foundry and assembly capacities. The Company's future operating results are also influenced by its dynamic product area and by its planned growth in expenditures and the relation of planned increased expenses to future operating results as well as by a variety of global, political, regulatory and foreign exchange factors. These factors will all affect the Company's results and there can be no assurance of the Company's future operating results.

         The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. This factor influences when the Company's customers place their orders and when delivery is required.

         Because the Company operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company can not assure that product development, the timing of the product introductions the marketplace acceptance of current products under development and the hiring of the personnel required to support new product introductions and new customers, including leading PC systems manufacturers will be successful. Should there be a shortfall in the Company's business performance form its expected results, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

         The Company relies upon several independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. In calendar year 1995, there was a worldwide shortage of advanced process technology foundry capacity. in response to this shortage, the Company entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's quality, delivery schedule, and/or price requirements.

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

         The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results, the performance of leading PC manufacturers and general conditions in the high technology and graphics controller markets may have a significant impact on the market price of the Company's common stock.

         The Company has recently experienced a period of significant growth, which has and could continue to strain its personnel, financial and other resources. In particular, the sale and distribution of products to numerous leading PC systems manufacturers in diverse markets and the requirements of such manufacturers for design support places substantial demands on the Company's research and development and sales functions. Continued expansion of sales and distribution of products to numerous large system manufacturing customers, should it occur, would require expansion of the Company's research and development, production and marketing and sales capabilities. Sales growth, should it occur, will require additional foundry capacity and the Company has contracted to expand available foundry capacity. Future results will in part depend upon and could be significantly impacted by the Company's ability to manage its resources to support future activities and upon its ability to finance further expanded foundry capitalization and production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $30.2 million and short-term investments of $20.0 million.

          In the nine months ended March 31, 1997, $20.4 million of cash was provided by operating activities mainly as a result of profitable operations and adjustment of non-cash expenses, an increase in accrued expenses and other liabilities and decreases in inventories and prepaid expenses; offset in part by an increase in accounts receivable and decreases in accounts payable. Capital expenditures were $2.5 million for the nine month period. The decline in inventory is primarily due to manufacturing less inventory units for older products, continued reductions in manufacturing cost, and the recording of inventory reserves against slow-moving product.

         The Company has renegotiated its June 1995 wafer purchase agreement with Taiwan Semiconductor Manufacturing Company (TSMC). In January 1997 TSMC reimbursed $14.4 million to Trident in conclusion of the agreement. The Company and TSMC continue to maintain their semiconductor wafer supplier relationship.

         In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company was committed to invest approximately $60 million in three installments for certain equity ownership in a joint venture with UMC and other venture partners to establish a new foundry. The Company made the first payment amounting to $13.7 million in January 1996. The Company made an additional contribution of $25.9 million in January 1997. The final payment under the joint venture agreement is estimated to be $15 million and is currently scheduled in the third quarter fiscal 1998. Under the agreement, the new foundry guarantees to the Company a certain percentage of its total wafer supply. The payments including the final payment are denominated in New Taiwan dollars, and therefore the Company bears the risk and receives the benefit of fluctuations in the Taiwanese dollar until the time of the final payment. To date, the Company has benefited from changes in the exchange rate but there can be no assurance that the amount of the final payment in U.S. dollars will not be increased above the expected amount due to future fluctuations in the exchange rate.

         The investment with UMC is intended to secure capacity so that the Company can meet expected increased demand, should it occur. There are certain risks associated with such investment including the ability of the Company to utilize the additional capacity and the ability of UMC, together with its partners, to successfully build the new foundry. These agreements and the risks associated with these and other foundry relationships, are described under the caption "Business-Manufacturing" of the Form 10-K Annual Report.

         In May 1996, the Company obtained an unsecured revolving line of credit of $15 million with a maturity date of December 31, 1997. Under the terms of the line of credit, the Company may elect to convert a portion or the total credit into a three-year term loan. The line requires the Company to comply with certain covenants regarding financial ratios and reporting requirements.

         The Company will continue to consider possible transactions to secure additional foundry capacity when and if circumstances warrant the need. The aforementioned agreement with UMC has caused the Company to expend a significant amount of its available capital resources. However, the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. In addition to the $15 million line of credit, the Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transaction.

SUBSEQUENT EVENT

         On April 22, 1997 the Company's Board of Directors has authorized the Company to repurchase, from time to time, at management's discretion up to 600,000 shares of its own common stock for an aggregate price not exceeding $9,000,000 at prevailing market prices over the next six months. Purchases will be made using the Company's own cash resources. Shares repurchased will be held as stock until reissued. Shares may be reissued to employees pursuant to the Company's stock option and stock purchase plans or other benefit plans the Company may adopt in the future or for other corporate purposes.

                           PART II: OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

           Not applicable

ITEM 2:    CHANGES IN SECURITIES

           Not applicable

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

           Not applicable


ITEM 4:    SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS


On December 12, 1996, the Company held its 1996 Annual Meeting of the Stockholders at the Company in Mountain View, California.

                                                             AGAINST /              BROKER
                                               FOR           WITHHELD    ABSTAIN   NON-VOTES
                                            ----------       ---------   -------   ---------
1.   Election of Class I Directors:

     Charles Dickinson                      10,506,797        210,055        0        0
     Yasushi Chikagami                      10,685,401         31,451        0        0

2.   Ratification of the appointment
     of Price Waterhouse LLP as the
     Company's independent public
     accountants for the fiscal year
     ending June 30, 1997:                  10,698,096         11,057        0        0


ITEM 5:    OTHER INFORMATION

           Not applicable

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           The following exhibits are filed with this Form:

           Exhibit         Description
           -------         -----------
           11.1            Statement Re Computation of Per Share Earnings. (1)
           27.1            Financial Data Schedule. (2)


          (1)     Filed herewith.
          (2)     Filed electronically.

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 13, 1997 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
(Registrant)




_______________________________________
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)




_______________________________________
Pete J. Mangan
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)