Form 10-K
period 1997-06-30
TRIDENT MICROSYSTEMS INC
filed 1997-09-26
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997          Commission file number 0-20784

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

       Registrant's telephone number, including area code: (650) 691-9211

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant'S knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 29, 1997 ($17.875 per share), as reported on Nasdaq National Market was approximately $204,035,993. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 1997, was 13,075,194.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                             TABLE OF CONTENTS                              Page
                                                                            ----
PART I..................... .................................................. 3
         Item 1.  Business.................................................... 3
         Item 2.  Properties..................................................11
         Item 3.  Legal Proceedings...........................................11
         Item 4.  Submission of Matters to a Vote of Securities Holders.......11

PART II ......................................................................14
         Item 5.  Market for the Registrant's Common Stock and Related
                  Stockholder Matters............. ...........................14
         Item 6.  Selected Financial Data.....................................15
         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................16
         Item 8.  Financial Statements and Supplementary Data.................21
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................21

PART III .....................................................................22
         Item 10. Directors and Executive Officers of the Registrant..........22
         Item 11. Executive Compensation......................................22
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management................................ .................22
         Item 13. Certain Relationships and Related Transactions..............22

PART IV  .................................................................... 23
         Item 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.............................. .....................23

POWER OF ATTORNEY.............................................................42

SIGNATURES....................................................................42

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT......................43

PART I

ITEM 1.    BUSINESS

         Trident Microsystems, Inc. ("Trident" or the "Company") designs, develops and markets very large scale integrated circuit ("IC") videographics and multimedia products for the desktop and portable personal computer (PC) market. The Company's graphics and video controllers typically are sold with software drivers, a BIOS and related system integration support. The Company's strategy is to apply its design expertise, which helped it succeed in the market for Super Video Graphics Array ("SVGA") graphics controllers and GUI accelerators, to other high volume graphics and multimedia markets such as flat-panel LCD controllers for notebooks, acceleration of Digital Versatile Disk ("DVD") based live-video playback, and three-dimensional ("3D") display for game and entertainment applications.

         The overall PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature-rich, advanced graphics and multimedia solutions. The Company believes that the systems manufacturers are moving towards reducing system cost by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as DVD and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a PC.

         The Company's overall strategy is to capture these market opportunities by using its design expertise to develop and manufacture videographics and multimedia products that offer a superior combination of price, performance and features. The Company is employing this strategy in the fast-growing graphics and multimedia markets with significant volume potential and is focusing on providing high performance and feature rich products which it believes will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

         Trident has targeted the PC desktop, portable, and multimedia markets. The desktop market is the largest segment of the PC industry for the Company's graphics and multimedia products and is characterized by intense price competition and rapid technological advances. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphic controllers onto their motherboards. The Company has been working closely with top tier OEMs and has had encouraging success with its new 3D architecture implemented in its 3DImage product family. The first two products of the family are the 3DImage975 and 3DImage985, both products incorporate an on-chip triangle set-up engine. Overall, with the rapid desktop transition to 3D in 1997, the Company believes its 3DImage family is well positioned to capitalize on the new market requirements.

         Trident entered the portable market in 1995, surpassed the competition, and now has captured the number two position in the market. The Company's portable strategy is to leverage its superior product positioning and continue to deliver the broadest product offering in the industry. The Company's product line includes two 2D 64-bit controllers, the Cyber9382 and Cyber9385 (with TV-Output), and today's fastest 3D portable graphics controller, the Cyber9397. The Company's development direction is a three-way technology drive with 3D, DVD, and embedded SDRAM solutions. Trident's portable vision is to be "The only other chip on the notebook(SM)" by integrating 3D, DVD, TV-out embedded memory, and audio in the future into one product. The Cyber9397 together with two products currently being demonstrated, the Cyber9388 and the DVD functionality in 3DImage975, are the tangible core of this vision.

         The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 6% of net sales for fiscal 1995, approximately 37% of net sales for fiscal 1996 and approximately 41% of net sales for fiscal 1997. The Company expects sales to leading PC systems manufacturers to continue to increase and expects that Asia Pacific and Japan customers will continue to provide for a substantial portion of the Company's sales for the next year.

         Current Products

         TVGA9000i. This is the Company's first generation mixed-signal SVGA controller, integrating an 8-bit pseudo color digital analog converter ("DAC") and dual clock synthesizer reducing component count, permitting lower cost and more compact system designs. This product supports up to 1024x768 resolution with 16 colors non-interlaced at 70Hz refresh rates.

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

         PROVIDIA9680 AND PROVIDIA9682. These pin-compatible products extend the Company's first 64-bit GUI accelerator, the TGUI9660, to include video acceleration. Both are capable of displaying full-motion MPEG I video when matched with a Pentium 133 processor because the graphics chip offloads the compute intensive tasks of Color-Space-Conversion "CSC" and scaling from the Pentium processor. The ProVidia9682 can display live video from a capture port for applications such as live TV or hardware MPEG decode. The ProVidia9682 also includes Trident's TrueVideo logic which smoothes jagged edges in live video images.

         PROVIDIA9685. This is the Company's first 64-bit desktop GUI accelerator with refined flicker removal for more effective TV display. Other features include dual hardware windows for video conferencing, improved GUI acceleration and improved MPEG display performance.

         3DIMAGE975. This is the Company's first 3D graphics accelerator for the desktop market. It features a high performance 3D rendering engine, set-up engine, TrueVideo(R) processor, motion video capture port, and Clear TV(TM) for flicker-free TV-out support.

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

         CYBER9397. This is the Company's first 3D color LCD flat panel graphics accelerator for the mobile computer market. It features a hardware 3D rendering engine with triangle set-up engine, TrueVideo(R) processor, motion video capture port, dual video windows for videoconferencing, dual displays support of different resolution/color-depth/refresh-rate and ClearTVTM for flicker-free TV-Output support.

         OMEGA82C365G. The Omega82C365 is the Company's first Intel 82365SL pin-compatible ISA-to-PCMCIA host controller supporting two PC Card slots mainly used for new desktop PC presentation applications requiring PC Card read/write drives. The Omega82C365G fully complies with industry specifications such as PCMCIA 2.1, JEIDA 4.1 and the de-facto standard of Intel 82365SL register set. This device can be combined in sequence to support multiple slots.

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

         3DIMAGE985. The 3DImage985 is the Company's second product offering to the 3D desktop market with 2x full AGP 3D performance.

         CYBER9388. The Cyber9388 is the Company's first 64-bit color LCD flat panel graphics accelerator with 2MB embedded SDRAM. It features a single-cycle high performance 2D engine, TrueVideo(R) processor, motion video capture port, dual video windows for video conferencing, dual display support of different resolution/color-depth/refresh-rate for presentation, and ClearTV(TM) for flicker-free TV-output support.


Products Under Development

         The Company continues to invest in product development programs which it considers crucial to its success. In particular, the Company is investing in extensions to its current desktop, portable and multimedia product lines in an attempt to maintain product competitiveness particularly in the important area of 3D graphics and multimedia including video and audio.

New product development also continues in technologies where further integration is likely to be needed and may be applied throughout the Company's product line.

         There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications required by the market will not change during the development period. In addition, even if successfully developed and shipped, there can be no assurance that new products will be successful in the marketplace.

SALES, MARKETING AND DISTRIBUTION

         The Company sells its products primarily through direct sales efforts. The Company has sales offices in Taipei, Taiwan, Hong Kong, People's Republic of China, Houston, Texas, Raleigh, North Carolina, and Mountain View, California. The Company's offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. The Company also markets its products through independent sales representatives and distributors.

         The Company's customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, VARs and distributors. However, in the past few years leading systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. During fiscal 1997 sales to major systems manufacturers accounted for 41% of net sales.

         Trident's future success depends in large part on the success of its sales to leading systems manufacturers. The Company has added and expects to continue to add sales and marketing personnel in the U.S. with the goal of increasing sales to the leading PC systems manufacturers and OEM channel. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip. During fiscal 1997, the Company announced design wins with several major PC manufacturers. There can be no assurance that such marketing efforts in these or other markets will continue to be successful.

         During fiscal 1997, the Company generated 74% of its revenues from Asia (including Japan) and 26% from North America and the rest of the world. Major systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by the Company are reflected in the Company's revenues in Asia. Sales to three customers accounted for approximately 21%, 12%, and 11% of net sales, respectively, for fiscal 1997. A small number of customers frequently account for a majority of the Company's sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Future operating performance may be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect the Company's operating results in the future. For additional information on foreign and domestic operations, see Note 8 of Notes to Financial Statements.

MANUFACTURING

         Trident has adopted a "fabless" manufacturing strategy whereby Trident contracts out its wafer fabricating needs to qualified contractors that it believes provide cost, technology or capacity advantages for specific products. As a result, the Company has generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus its resources on product design, quality assurance, marketing and customer support. The Company has, however, made a substantial investment in a manufacturing joint venture. Trident's wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages the manufacturing operations of the Company.

         In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company entered into a joint venture agreement in August 1995 with UMC, one of the Company's current foundries, under which the Company is committed to invest a certain amount of New Taiwan dollars, currently equivalent to approximately U.S.$55 million for a 10% equity interest in a joint venture with UMC and other venture partners. The Company will be guaranteed 12 .5% of total wafer supply from the wafer fabrication facility of the new venture which commenced production in August 1997. The first payment of U.S.$13.7 million was made in January 1996. The Company made an additional payment of U.S.$25.9 million in January 1997. The final payment under the joint venture agreement, estimated to be U.S.$15 milllion, is currently anticipated in November 1997. The UMC agreement is expected to provide the Company with substantial additional capacity; however, it will also expose the Company to certain financial risk if the Company does not obtain enough purchase orders from its customers to consume the capacity or if the joint venture is not successful in its operations.

         In fiscal 1997, the Company's primary foundries were United Microelectronic Corporation ("UMC") and Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company also received additional capacity from Samsung Semiconductor, Inc. and Winbond Corporation. In January 1997, the Company renegotiated its June 1995 wafer purchase agreement with TSMC. This agreement committed the Company to purchase and the supplier is to provide a certain number of wafers each year through December 31, 1999. TSMC reimbursed U.S.$14.4 million to Trident in conclusion of this formal agreement, but continue to maintain their semiconductor foundry relationship. The Company will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

         Historically, the Company has subcontracted to foundries the product packaging, product testing and other activities for certain products. As a result, the Company has paid only for fully-tested products meeting Company-determined standards, and costs associated with abnormally low yields were generally borne by the foundry. During 1994, the Company began purchasing product in wafer form from the foundries and managing the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, the Company has been adding personnel and equipment. The Company's goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers' quality assurance procedures, the Company has developed and maintained test tools, detailed test procedures and test specifications for each product and requires the foundry and third party contractors to use those procedures and specifications before shipping finished products. The Company has experienced few customer returns based on the quality of its products. However, Trident's future return experience may vary because its newer, more complex products are more difficult to manufacture and test. In addition, some of its customers, including major PC systems manufactures may subject those products to more rigid testing standards than in the past.

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

RESEARCH AND DEVELOPMENT

         The Company conducted all of its product development in-house and had a staff of 215 research and development personnel as of June 30, 1997. The Company is focusing its development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, flat panel controller products for notebook PCs and multimedia products. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, the Company is investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in the Company's future products, providing additional functionality and integration.

COMPETITION

         The markets in which the Company competes are highly competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include price, performance, the timing of new product introductions by the Company and its competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. The Company's principal current competitors include ATI Technologies, Inc., Chips and Technologies, Inc. (C&T), Cirrus Logic, Inc., NeoMagic, Inc., and S3 Inc. and potential competitors include certain large semiconductor manufacturers including Intel Corporation, National Semiconductor Corporation, and emerging semiconductor manufacturers. Also, in August 1997 Intel has made an offer to acquire Chips and Technologies which has been accepted by C & T and is currently under review by the FTC. Certain of the Company's current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company.

         Leading PC systems manufacturers have increased market share in recent years. The Company believes that performance, features and quality are particularly important in the North American, Japanese and European systems manufacturer markets, and that integration of various functions on a single IC is becoming increasingly important in these markets. While the Company has recently gained a share in these geographic markets, there can be no assurance that the Company will continue to be able to compete successfully as to price or any other factor or that the Company will continue to be successful in its efforts to expand sales in these markets. The failure of the Company to meet the technological and pricing challenges of its competition would have an adverse effect on the Company's results of operations.


INTERNATIONAL OPERATIONS

         The Company's wholly-owned subsidiary, Trident Far East, maintains offices in Kowloon, Hong Kong, People's Republic of China and Taipei, Taiwan. Trident Far East is responsible for the manufacturing of the Company's products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in that region. Each office hires its own employees directly. The Company has established a research and development facility in Hsinchu, Taiwan.

         During fiscal 1997, 1996 and 1995, sales to OEM, ODM, and adapter card customers in Asia Pacific and

Japan accounted for approximately 74%, 78% and 80% of the Company's net sales, respectively, and the Company anticipates that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture the Company's products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its sales, support and third-party fabrication efforts in Hong Kong and Taiwan. Political instability or significant changes in economic policy could disrupt the Company's operations in foreign countries or result in the curtailment or termination of such operations. While the Company has not experienced any material adverse effects on its operations as a result of such regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products. In the future, however, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not have a portfolio of patents, the Company may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected. In addition, the laws of certain countries in which the Company's products have been or may be developed, manufactured or sold, including the People's Republic of China, Taiwan and Korea, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         Trident and TrueVideo are registered trademarks, and TVGA9000i, TVGA8900D/DR, TKD8001, TGUI9440, TVG9470, ProVidia9680, ProVidia9682, ProVidia9685, 3DImage975, Cyber9320, Cyber9382, Cyber9385, Cyber9387, Omega82C365G, Omega82C722G, Omega82C722GX, Omega82C094, Omega82C28, 3DImage985, Cyber9388 are trademarks of the Company. Windows, Windows 95, Windows NT and Video for Windows are trademarks of Microsoft Corporation. OS/2 is a trademark of International Business Machines Corporation. Other trademarks used herein are the property of their respective owners.

BACKLOG

         Because the Company's business is characterized by short lead-time orders and quick delivery schedules, the Company seeks to ship products within a few weeks of receipt of orders. As a result, the Company operates without significant backlog, and relies on bookings each quarter to comprise a predominant portion of its sales for that quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers' requirements or manufacturing availability. Consequently, the Company does not believe that backlog is a reliable indicator of future sales.

SEGMENTS

         Trident operates in the videographics and multimedia segments as described above.

EMPLOYEES

         As of June 30, 1997, the Company had 387 full time employees, including 215 in research and development, 36 in product testing, quality assurance and operations functions, 100 in marketing and sales and 36 in finance, human resources, and administration. The Company plans to continue to increase its employee base during fiscal 1998. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where the Company is located. The Company's future success will depend in great part on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company leases two buildings, one of approximately 58,000 square feet and a second one of approximately 26,000 square feet, on North Bernardo Avenue in Mountain View, California, pursuant to leases which expire in June 1999 and February 2000, respectively. These buildings are used as the Company's headquarters and include development, marketing and sales, and administrative offices. The Company also leases a 5,400 square foot research and development facility in Chandler, Arizona. The Company leases office space for sales offices in Raleigh, North Carolina and Houston, Texas. These two sales offices total approximately 1,000 square feet. Other Company leases include a 10,000 sauare foot office in Kowloon, Hong Kong, People's Republic of China, for the Hong Kong branch office of the Cayman Islands subsidiary, an 8,000 square foot sales office in Taipei, Taiwan, and a 6,000 square foot research and development facility in Hsinchu, Taiwan.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 30, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                      Age       Position                                   Employed Since
----                      ---       --------                                   --------------
Frank C. Lin               52       President, Chief Executive Officer and          1987
                                    Chairman of the Board

Jung-Herng Chang, Ph.D.    41       Vice President, Graphics Engineering            1992

Richard Hegberg            36       Vice President, Worldwide Sales                 1996

Peter Jen                  50       Vice President, Asia Operations                 1988

Pete J. Mangan             37       Vice President, Finance, Chief                  1996
                                    Financial Officer

Amir Mashkoori             35       Vice President, Operations                      1995

         Mr. Lin founded Trident in July of 1987. He has served in his present position since then. His career spans 25 years in the computer and communications industries. Prior to Trident, he was vice president of engineering and co-founder of Genoa Systems, Inc., a graphics and storage product company. Before Genoa, Mr. Lin worked for GTE, ROLM, and was a senior manager at Olivetti Advanced Technical Center in Cupertino, CA. He holds a B.S.E.E. from National Chiao Tung University, Taiwan and an M.S.E.E. from the University of Iowa. Mr. Lin is also a board member of Monte Jade Science and Technology Association and United Integrated Circuit Corporation ("UICC"). UICC is a joint venture among UMC, Trident and other fabless companies.

         Dr. Chang joined the Company in July 1992, served as Chief Technical Officer from July 1992 through June 1994 and was appointed Vice President, Engineering in July 1994. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc., a workstation company. From September 1985 through September 1988, he was a research member at IBM's Thomas J. Watson Research Center. Dr. Chang holds a B.S. in Electrical Engineering from the National Taiwan University and a M.S. in Electrical Engineering and Computer Science and a Ph.D. in Computer Science from the University of California, Berkeley.

         Mr. Hegberg joined Trident in 1996 from VLSI Technology, Santa Clara, CA, where he was vice president and general manager of the Advanced Systems Computing Group from 1993 to 1996. Previously he was with Electronic Designs, Inc., Hopkinton, MA, from 1988 to 1993, as director of sales and marketing. He holds a B.S.E.E. from Marquette University.

         Mr. Jen joined the Company in August 1988, served as Vice President, Finance from October 1990 through August 1992, served as Vice President, Operations from September 1992 to March 1994, served as General Manager of Asia Operations from April 1994 to April 1995 and was appointed to the position of Vice President, Asia Operations in April 1995. From September 1985 to July 1988, he was Controller at Genoa Systems, Inc., a graphics chipset design company. Prior to that time, Mr. Jen served in finance and operations positions for various corporations, including Bristol-Myers (Taiwan), Pacific Glass Corporation, a subsidiary of Corning Glass Works, and Philips Telecommunicatie Industrie, B.V. Mr. Jen holds a B.S. in Accounting from National Taiwan University and an M.B.A. in Marketing from Central Missouri State University.

         Mr. Mangan joined the Company in November 1996 as the corporate controller, and was promoted to his current position in May 1997. Mr. Mangan has thirteen years experience in the high technology industry with Advanced Micro Devices (AMD) and Sun Microsystems. Mr. Mangan came to Trident from AMD where he was most recently the group controller in their communication and components group. He also held international positions, from

June 1992 to September 1995, with AMD as its Hong Kong General Manager and Asia Pacific Sales Controller responsible for Finance and administration in the region. Mr. Mangan has a B.A. in Business Economics from the University of California, Santa Barbara.

         Mr. Mashkoori joined Trident in 1995 after seventeen years with Advanced Micro Devices where he last held the position of director of operations for the nonvolatile memory division. Prior to his directorship he worked in a variety of management positions at AMD International operations and memory test groups. He holds a B.S. and M.B.A. in Finance from San Jose State University.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on December 16, 1992 under the Nasdaq symbol TRID. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
Nasdaq:

       Year Ended June 30,                     High            Low
       -------------------                     ----            ---
       1996
       First Quarter                          $25.750         $20.250
       Second Quarter                          37.250          17.750
       Third Quarter                           23.875          13.250
       Fourth Quarter                          19.000          12.500

       1997
       First Quarter                           16.750           8.625
       Second Quarter                          23.125          14.500
       Third Quarter                           24.500          12.625
       Fourth Quarter                          16.000           8.750

         As of June 30, 1997, there were approximately 182 registered holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                            SELECTED FINANCIAL DATA


                                                                   Year ended June 30,
                                            ------------------------------------------------------------------
(in thousands, except per share data)         1993          1994          1995           1996           1997
                                            -------       -------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Net sales                                   $77,726       $69,139       $106,766       $168,089       $177,934
Income from operations                       14,801           973          9,776         22,742         20,553
Net income                                   10,137         1,480          8,011         16,860         15,340
Net income per share                           0.86          0.12           0.61           1.26           1.09

BALANCE SHEET DATA:
Cash and investments                        $43,189       $50,492       $ 60,636       $ 41,228       $ 59,945
Working capital                              51,149        50,713         61,610         58,618         64,952
Total assets                                 62,362        75,269         88,665        127,510        139,033
Stockholders' equity                         53,650        56,116         66,141         90,184        109,557

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to net sales for the years ended June 30, 1997, 1996 and 1995:

                                                         Year ended June 30,
                                                       ----------------------
                                                       1997    1996      1995
                                                       ----    ----      ----
         Net sales                                     100%     100%     100%
         Cost of sales                                  64       66       66
                                                       ---      ---      ---
         Gross margin                                   36       34       34
         Research and development                       12       11       13
         Selling, general and administrative            12       10       11
         Litigation charges                              -        -        1
                                                       ---      ---      ---
         Income from operations                         12       13        9
         Interest income, net                            1        2        2
                                                       ---      ---      ---
         Income before provision for income taxes       13       15       11
         Provision for income taxes                      4        5        4
                                                       ---      ---      ---
         Net income                                      9       10        7
                                                       ===      ===      ===

Net Sales

         Net sales in fiscal 1997 increased to $177.9 million, or 6%, above the $168.1 million reported in fiscal 1996. The increase in net sales was primarily due to increases in the unit volume shipments of graphical user interface ("GUI") accelerators and graphics controllers of approximately 21% in fiscal 1997 as compared to fiscal 1996 but was partly offset by the decrease in average selling prices ("ASPs") of approximately 12% from 1996 ASPs. Sales of portable products increased to approximately 37% of the Company's net sales in fiscal 1997 from only 15% in fiscal 1996. Sales of GUI accelerator desktop products declined to approximately 52% of the Company's net sales in fiscal 1997 from approximately 66% in fiscal 1996.

         Net sales in fiscal 1996 amounted to $168.1 million, or 57%, above the $106.8 million reported in fiscal 1995. The increase in net sales was primarily due to increases in the unit volume shipments of GUI accelerators, graphics controllers and video processing products of approximately 34% in fiscal 1996 as compared to fiscal 1995. The increase in the ASPs of approximately 17% in fiscal 1996 as compared to fiscal 1995 was due to the shift in product mix toward GUI accelerator products. The increase in unit volume was primarily attributable to sales of the Company's higher-performance GUI accelerator products introduced during the year and significant growth of the overall PC market during fiscal 1995. Sales of higher priced GUI accelerator products rose to approximately 66% of net sales in fiscal 1996 from approximately 61% in fiscal 1995.

         The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 41% of net sales for fiscal 1997, an increase from 37% in fiscal 1996, and 6% in fiscal 1995. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for 74%, 78% and 80% of net sales in fiscal 1997, 1996, and 1995, respectively. The Company expects that Asian customers will continue to account for a significant portion of its sales for the next year and expects sales to leading PC systems manufacturers to continue to increase. Sales to three customers accounted for approximately 21%, 12% and 11% of net sales for fiscal 1997; approximately 16%, 12% and 11% of net sales for fiscal 1996; and approximately 16%, 13%, and 11% of net sales for fiscal 1995. Substantially all of the sales transactions were denominated in U.S. dollars during all periods.

         The Company plans to develop new and higher-performance GUI accelerators, graphics controllers and multimedia products to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon its successful introduction of these and other new products on a regular and timely basis and upon those products meeting customer requirements. There can be no assurance that the Company will be able to complete the development of new products or to commence shipments of new products in a timely manner, or that product specifications will not change during the development period. In addition, even if such new products are successfully developed and shipped, there can be no assurance that they will be successful in the marketplace.

Gross Margin

         Trident's gross margin increased to 36% in fiscal 1997 from 34% in fiscal 1996. Gross margins were generally higher in fiscal 1997 because of a product mix which was more heavily weighted towards notebook GUI accelerators with higher gross margins and continued reductions in manufacturing cost for all products. Gross margin remained constant at 34% in both fiscal years 1996 and 1995.

         The Company believes that the prices of high-technology products decline over time, as competition increases and new, advanced products are introduced. The Company expects ASPs of existing products to continue to decline, although the ASPs of the Company's entire product line may remain constant or increase as a result of introductions of new higher-performance products often with additional functionality which are to be sold at higher prices. The Company's strategy is to maintain gross margins by (1) developing new products that have higher margins through its custom design methodology and migration to new process technology, and (2) reducing manufacturing costs by large-volume production. There is no assurance that the Company will be able to develop and introduce new products on a timely basis or that it can reduce manufacturing costs.

 Research and Development

         Research and development expenditures increased to $22.1 million in fiscal 1997 from $17.9 million and $13.3 million in fiscal 1996 and 1995, respectively. Research and development expenditures as a percentage of net sales were 12%, 11% and 13% in fiscal 1997, 1996 and 1995, respectively. The increase in expenditures in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in headcount and associated personnel-related costs, increased depreciation, and increased non-recurring engineering expenses and outside engineering services resulting from the Company's increased research and development efforts during the year. In fiscal 1997, a multimedia research and development group was created to develop multimedia features and to integrate them with the Company's core graphics technology or design them as a stand-alone product. The increase in expenditures in fiscal 1996 compared to fiscal 1995 also was due to the increase in personnel-related costs associated with the Company's increased research and development efforts during the year. The Company intends to continue making substantial investments in research and development, and it expects research and development costs to increase during fiscal 1998 because of anticipated increases in costs associated with the development of new products.

Selling, General and Administrative

         Selling, general and administrative expenditures increased to $21.9 million in fiscal 1997 from $16.7 million and $11.2 million in fiscal 1996 and 1995, respectively. Selling, general and administrative expenditures as a percentage of net sales were 12%, 10%, and 11% in fiscal 1997, 1996, and 1995, respectively. Selling expenditures increased to $14.7 million in fiscal 1997 from $11.2 million and $6.9 million in fiscal 1996 and 1995, respectively. General and administrative expenditures increased to $7.2 million in fiscal 1997 from $5.5 million and $4.3 million in fiscal 1996 and 1995, respectively. Selling costs in fiscal 1997 were higher than in fiscal 1996 due to additional staffing for an OEM sales team and increased marketing personnel. Selling costs in fiscal 1996 were higher than in fiscal 1995 because of additional sales staff in the U.S. and in Asia. General and administrative expenditures were higher in fiscal 1997 than in fiscal 1996 primarily due to increases in additional human resources and information systems personnel. Higher general and administrative expenses in fiscal 1996 than in fiscal 1995 were also due to increases in personnel-related expenses. The Company expects selling, general and administrative expenditures to increase in absolute amounts during fiscal 1998 as it increases its sales and administrative activities.

Litigation Charges

         On August 24, 1993, a class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California against the Company and certain other parties. The Company settled the lawsuit in June 1995 for $3.2 million. Pursuant to the settlement, the Company took a pretax charge of $1.6 million in the year ended June 30, 1995 for the amounts expected to be paid in settlement and in legal expenses.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term and long-term investments and the prevailing interest rates. Interest income decreased slightly to $2.0 million in fiscal 1997 from $2.1 million in fiscal 1996 as a result of declining interest rates in fiscal 1997. Interest income increased to $2.1 million from $2.0 million in fiscal 1996 from fiscal 1995, primarily because of a shift in the Company's investment portfolio to taxable instruments with higher interest rates. A significant amount of the interest earned by the Company during fiscal 1996 and 1995 was not subject to income taxes.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision for income tax was 32%, for fiscal year 1997, 1996 and 1995. The effective income tax rate was below the statutory rate primarily because of operations in foreign countries with lower income tax rates. In addition, a significant portion of earned interest was not subject to federal income tax in fiscal 1996 and 1995.

Future Results; Forward-Looking Statements

         This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected increases in sales to systems manufacturers, expected increases in sales and marketing personnel, expected increases in research and development and general and administrative expenses, trends in the graphics marketplace and the introduction of new technologies in the Company's products. Such forward-looking statements represent management's current expectations, are not guarantees and involve risks and uncertainties. Actual results could vary significantly from those expected by the Company. The factors that could affect actual results include those specified below, as well as those specifically identified elsewhere in this report.

         The Company has experienced fluctuations in its operating results in the past and anticipates such fluctuations in the future. These fluctuations have been caused by a variety of factors, including seasonal customer demand (particularly during the summer when sales of PCs have traditionally been slower), the timing of new product introductions, the acceptance of new products, competitive pressures on average selling prices, the availability of foundry and assembly capacities and changes in the mix of products sold and changes in the Company's customer mix. The Company's prior performance should not be presumed to be an accurate indicator of future performance. Future results will depend substantially upon the Company's ability to bring new products and technologies to market on a timely basis, and upon the acceptance of those products. Also, future results will depend upon the market's acceptance of the Company's customers' products which incorporate the Company's products, and the amount and timing of expenditures for research and development, and for selling, general and administrative functions. Operating results would be adversely affected by a downturn in the market for desktop or portable PCs, the Company's ability to predict product demand and manage its inventory, and order cancellations or rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, it would be adversely affected if its sales did not increase correspondingly.

         The Company's future operating results also may be affected by various factors that are beyond its control. These include adverse changes in general economic conditions, political instability, governmental regulation or intervention affecting the personal computer industry, government regulation resulting from U.S. foreign and trade policy, and fluctuations in foreign exchange rates (particularly in relation to the U.S. dollar and Asian currencies).

         Because the Company's customers distribute their products worldwide, changes in the global graphics marketplace, such as the shift in market share from Asian clone makers to leading North American PC systems manufacturers, have affected and will continue to affect the Company's operating results. Furthermore, the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong, since the Company's revenues have been and are expected to be generated primarily from customers in Asia.

         The market for graphics controllers has become increasingly competitive, and the Company's results could be adversely affected by the actions of existing or future competitors, including the development of new technologies, the incorporation of graphics functionality into other components and claims by third parties of infringement of patent or similar intellectual property rights.

         The Company's products are extremely complex devices. The Company establishes and implements test specifications and imposes quality standards upon its suppliers and also performs separate application-based compatibility and system testing for its products. However, its customers may discover defects in the Company's products related to their particular application. To the extent that the Company is unable to remedy defects or provide products able to meet its customers' requirements, the Company may experience lower revenues and excess inventories which could have an adverse effect on the Company's results of operations.

         The Company currently relies on several independent foundries to manufacture its products either in finished form or wafer form. If a foundry terminates its relationship with the Company or the Company's supply from a foundry is interrupted or terminated for any other reason, such as a natural disaster, the Company may not have sufficient time to replace the supply of products manufactured by that foundry. While the Company has made significant investments to secure foundry capacity, there can be no assurance that it will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries have in the past taken, and in the future could take, longer than anticipated. There can be no assurance that capacity from current foundries and new foundry sources will be available to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         In addition, the Company's products are assembled and tested by several independent subcontractors. The Company's reliance on independent manufacturing, assembly and testing houses involves a number of risks, including the lack of guaranteed capacity and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. Constraints or delays in the supply of the Company's products, because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in obtaining additional production at existing foundries or from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, particularly if the Company is forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply in a timely manner.

         The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the graphics controller market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors that generally affect the market for stocks of high-technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

         The Company's ability to manage any further growth will require significant expansion of its research and development and marketing and sales capabilities. In particular, sales to large system manufacturers in diverse markets and their requirements for design support would place substantial demands on Trident's research and development and sales functions. In addition, the Company's ability to manage any further growth will depend upon its ability to manage and expand its foundry relationships. Should Trident's management fail to expand these functions to keep pace with growth should it occur, the Company's business and results of operations could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $29.7 million and short-term investments of $30.2 million. Cash provided by operating activities was $29.7 million, $7.9 million and $10.2 million in fiscal 1997, 1996 and 1995, respectively. Cash provided by operating activities in fiscal 1997 was mainly due to profitable operations, decreases in inventory and other assets, and adjustment of non-cash expenses, and primarily offset by increases in accounts receivable and decreases in accounts payable. Cash provided by operating activities in fiscal 1996 was mainly due to profitable operations, adjustment of non-cash expenses and expansion of vendor credit, offset by increased requirements for working capital due to increases in accounts receivable, inventory and prepaid expenses and other current assets. Capital expenditures in fiscal 1997, 1996 and 1995 were $3.5 million, $4.8 million and $1.9 million, respectively.

         During fiscal 1997, the Company issued 392,000 shares of common stock which generated $2.9 million of cash. During fiscal 1996, the Company issued 717,000 shares of common stock which generated $3.7 million of cash. During fiscal 1995, the Company issued 279,000 shares of common stock which generated $1.1 million of cash.

         Inventory decreased during fiscal 1997 to a level of $7.3 million at year-end from $26.9 million at the end of fiscal 1996. The decline in inventory is the result of lower inventory levels of 2D parts, and to shorter manufacturing cycle times.

         In May 1996, the Company obtained a $15.0 million unsecured revolving bank credit line, which expires on December 31, 1997, of which no amounts are currently outstanding. The availability of the credit facility depends upon the Company's meeting certain financial ratios and operating results.

         The Company has renegotiated its June 1995 wafer purchase agreement with Taiwan Semiconductor Manufacturing Company (TSMC). This agreement committed the Company to purchase and the supplier to provide a certain number of wafers each year through December 31, 1999. In January 1997 TSMC reimbursed U.S.$14.4 million to Trident in conclusion of the formal agreement. The Company and TSMC continue to maintain their semiconductor foundry relationship.

         In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars currently equivalent to approximately U.S. $55 million for a 10% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12 .5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement, estimated to be U.S. $15 million, is currently anticipated in November 1997.

         The Company's investment in the UICC joint venture is intended to secure capacity so that it can meet expected increased demand, should it occur. However, there are certain risks associated with the transaction including the Company's ability, together with its partners, to fully utilize the capacity of UICC. The Company will continue to consider transactions to secure additional foundry capacity as circumstances warrant.

         The agreement with UMC has utilized a significant amount of Trident's available funds; however the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. The Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transactions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

         Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS--Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement under the captions "INFORMATION ABOUT TRIDENT
MICROSYSTEMS--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Form:

                  1.       Financial Statements:

                                                                                          Page Number
                                                                                          -----------
                           Report of Independent Accountants                                24

                           Consolidated Statement of Operations -                           25
                           For the Three Years Ended June 30, 1997

                           Consolidated Balance Sheet -                                     26
                           As of June 30, 1997 and 1996

                           Consolidated Statement of Changes in Stockholders' Equity        27
                           For the Three Years Ended June 30, 1997

                           Consolidated Statement of Cash Flows                             28
                           For the Three Years Ended June 30, 1997

                           Notes to Consolidated Financial Statements                       29

                  2.       Financial Statement Schedules:

                           For years ended June 30, 1997, 1996 and 1995:

                           Report of Independent Accountants on Financial Statement
                           Schedules                                                        40

                           Schedule                                                       Page Number
                                                                                          -----------
                           II.  Valuation and Qualifying Accounts and Reserves              41

                           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  3.       Exhibits: See Index to Exhibits on page 43. The
                           Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

         (b)      Reports on Form 8-K:

                  None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trident Microsystems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
July 17, 1997

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                          YEAR ENDED JUNE 30,
(in thousands, except per share data)              1997         1996         1995
                                                 --------     --------     --------
Net sales:
       Sales                                     $163,129     $158,471     $ 97,852
       Sales to related parties                    14,805        9,618        8,914
                                                 --------     --------     --------
                                                  177,934      168,089      106,766
Cost of sales                                     113,404      110,675       70,862
                                                 --------     --------     --------
Gross margin                                       64,530       57,414       35,904
Research and development expenses                  22,082       17,931       13,334
Selling, general and administrative expenses       21,895       16,741       11,221
Litigation charges                                      -            -        1,573
                                                 --------     --------     --------
Income from operations                             20,553       22,742        9,776
Interest income, net                                2,008        2,052        2,005
                                                 --------     --------     --------
Income before provision for income taxes           22,561       24,794       11,781
Provision for income taxes                          7,221        7,934        3,770
                                                 --------     --------     --------
Net income                                       $ 15,340     $ 16,860     $  8,011
                                                 ========     ========     ========
Net income per share                             $   1.09     $   1.26     $   0.61
                                                 ========     ========     ========
Common and common equivalent shares used in
       computing per share amounts                 14,067       13,423       13,163
                                                 ========     ========     ========


          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------



                                                                           JUNE 30,
                                                                   ------------------------
(in thousands, except per share data)                                 1997          1996
                                                                   ---------      ---------
ASSETS
Current Assets:
      Cash and cash equivalents                                    $  29,745      $  16,894
      Short-term investments                                          30,200         24,334
      Accounts receivable                                             20,160         16,872
      Inventories                                                      7,296         26,866
      Deferred income taxes                                            2,926          3,838
      Prepaid expenses and other current assets                        1,171          7,140
                                                                   ---------      ---------
           Total current assets                                       91,498         95,944
Property and equipment, net                                            7,463          5,628
Investment in joint venture                                           39,631         13,716
Other assets                                                             441         12,222
                                                                   ---------      ---------
           Total assets                                            $ 139,033      $ 127,510
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                             $  14,274      $  24,084
      Accrued expenses                                                10,220          7,632
      Current portion of obligation under capital lease                  286              -
      Income taxes payable                                             1,766          5,610
                                                                   ---------      ---------
           Total current liabilities                                  26,546         37,326
                                                                   ---------      ---------
Deferred income taxes                                                  2,223              -
Obligations under capital lease                                          707              -
                                                                   ---------      ---------
           Total liabilities                                          29,476         37,326
                                                                   ---------      ---------
Commitments
Stockholders' Equity:
      Common stock, 0.001 par value; 30,000 shares authorized;
      12,970 and 12,578 shares issued and outstanding                     13             12
      Additional paid-in capital                                      42,799         38,267
      Notes receivable form stockholders                                   -           (585)
      Retained earnings                                               67,830         52,490
      Treasury stock, at cost, 100 shares                             (1,085)             -
                                                                   ---------      ---------
           Total stockholders' equity                                109,557         90,184
                                                                   ---------      ---------
           Total liabilities and stockholders' equity              $ 139,033      $ 127,510
                                                                   =========      =========



          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                          DEFERRED
                                                                        COMPENSATION
                                                                          RELATED TO        NOTES
                                                 COMMON      ADDITIONAL   RESTRICTED      RECEIVABLE
                                                 STOCK        PAID-IN      STOCK AND         FROM        TREASURY        RETAINED
(in thousands)                        SHARES     AMOUNT       CAPITAL   STOCK OPTIONS    STOCKHOLDERS     STOCK          EARNINGS
                                      ------     ------      ---------- -------------    ------------    --------        --------
Balance at June 30, 1994              11,582        $11        $29,592        $(521)        $(585)            $ -         $27,619
Issuance of common stock                 279          -          1,128            -             -               -               -
Amortization of deferred
       compensation                        -          -              -          268             -               -               -
Accrued interest converted
      to stockholder notes
      receivable                           -          -              -            -           (49)              -               -
Income tax benefit on
     disqualifying disposition
     of common stock options               -          -            667            -             -               -               -
Net income                                 -          -              -            -             -               -           8,011
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1995              11,861         11         31,387         (253)         (634)              -          35,630
Issuance of common stock                 717          1          3,684            -             -               -               -
Amortization of deferred
       compensation                        -          -              -          253             -               -               -
Payment of stockholder
        notes receivable                   -          -              -            -            49               -               -
Income tax benefit on
     disqualifying disposition
     of common stock options               -          -          3,196            -             -               -               -
Net income                                 -          -              -            -             -               -          16,860
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1996              12,578         12         38,267            -          (585)              -          52,490
Issuance of common stock                 392          1          2,891            -             -               -               -
Payment of stockholder
        notes receivable                   -          -              -            -           585               -               -
Income tax benefit on
     disqualifying disposition
     of common stock options               -          -          1,641            -             -               -               -
Purchase of treasury shares                -          -              -            -             -          (1,085)
Net income                                 -          -              -            -             -               -          15,340
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1997              12,970        $13        $42,799            -             -         $(1,085)        $67,830
                                      ===========================================================================================



          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


                                                                         YEAR ENDED JUNE 30,
                                                                   ----------------------------------
(in thousands)                                                       1997          1996        1995
                                                                   --------     --------     --------
Cash Flows from Operating Activities:
       Net income                                                  $ 15,340     $ 16,860     $  8,011
       Adjustments to reconcile net income to cash
       provided by operating activities:
           Depreciation and amortization                              2,677        1,910        1,502
           Provision for doubtful accounts and sales returns             76           12          271
           Amortization of deferred compensation                          -          253          268
           Gain on disposal of property and equipment                     -         (112)           -
           Changes in assets and liabilities:
               Accounts receivable                                   (3,364)      (8,117)      (3,158)
               Inventories                                           19,571      (15,230)       1,705
               Prepaid expenses and other current assets              3,569       (1,112)        (431)
               Other assets                                            (219)         630         (548)
               Deferred income taxes, net                             3,135       (1,971)        (764)
               Accounts payable                                      (9,810)      12,557       (1,568)
               Accrued expenses                                       2,588          602        2,715
               Income taxes payable                                  (3,844)       1,643        2,224
                                                                   --------     --------     --------
                    Net cash provided by operating activities        29,719        7,925       10,227
                                                                   --------     --------     --------
Cash Flows from Investing Activities:
       Sales (purchases) of short-term investments, net              (5,866)       5,693       (6,476)
       Sales of long-term investments, net                                -            -        1,747
       Proceeds from disposal of fixed assets                             -        1,009            -
       Purchases of property and equipment                           (3,519)      (4,755)      (1,878)
       Advance payment from(to) vendor under wafer
       capacity agreement                                            14,400      (16,800)           -
       Investment in joint venture                                  (25,915)     (13,716)           -
                                                                   --------     --------     --------
                    Net cash provided by (used in)
                    investing activities                            (20,900)     (28,569)      (6,607)
                                                                   --------     --------     --------
Cash Flows from Financing Activities:
       Issuance of common stock                                       2,891        3,684        1,128
       Income tax benefit on disqualifying disposition
       of common stock options                                        1,641        3,196          667
       Principal repayments by stockholders of notes receivable         585           49            -
       Purchase of treasury stock                                    (1,085)           -            -
                                                                   --------     --------     --------
                    Net cash provided by financing activities         4,032        6,929        1,795
                                                                   --------     --------     --------
Net increase (decrease) in cash and cash equivalents                 12,851      (13,715)       5,415
Cash and cash equivalents at beginning of year                       16,894       30,609       25,194
                                                                   --------     --------     --------
Cash and cash Equivalents at end of year                           $ 29,745     $ 16,894     $ 30,609
                                                                   ========     ========     ========
Supplemental Disclosure of Cash Flow Information:
       Cash paid during the year for income taxes                  $  6,470     $  4,083     $  2,303



          See accompanying notes to consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY
     Trident Microsystems, Inc. (the "Company") designs, develops and markets videographics and multimedia integrated circuits for both the desktop and portable PC market.

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

     Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments purchased with an original maturity of less than 90 days from the date of purchase. Short-term investments are comprised of certificates of deposits, and municipal and other debt obligations of U.S. financial institutions with contractual maturities of less than one year and have been classified "available-for-sale." At June 30, 1997, the fair value of the Company's investments approximated cost.

     Inventories. Inventories are stated principally at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or market (net realizable value).

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives which range from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets or the extended lease term.

     Investments. Equity investment of less than 20% wherein the Company does not have the ability to exert significant influence are accounted for using the cost method.

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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



     Net Income per Share. Net income per share is computed using the weighted average common and common equivalent shares, which consist of dilutive common stock equivalents, related to stock options outstanding during the period.

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

     Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation. " Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company's stock on the date of grant and the amount an employee must pay to acquire the stock.

     New Accounting Pronouncements. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS No. 128),"Earnings per Share. " FAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share, and diluted earnings per share. FAS No. 128 supercedes APB No. 15, and is effective for the periods ending after December 15, 1997, including interim periods. On a pro forma basis, basic earnings per share under FAS No. 128 for the years ended June 30, 1997 and 1996 would have been $1.18 and $1.34, respectively; diluted earnings per share would have been the same as the reported amounts under APB No. 15.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income" and No. 131 (FAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. FAS No. 131 supercedes FAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. FAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and applicable to interim financial statements beginning in the second year of application, along with comparative information for interim periods in the initial year of applications.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



2.    BALANCE SHEET COMPONENTS

                                                                                  JUNE 30,
      (in thousands)                                                         1997         1996
       Cash equivalents:
            Certificates of deposit                                       $  8,080     $      -
            Money market accounts                                              478          575
                                                                          --------     --------
                                                                          $  8,558     $    575
                                                                          ========     ========
       Short-term investments:
            Certificates of deposit                                       $ 30,200     $      -
            Municipal obligations                                                -       24,334
                                                                          --------     --------
                                                                          $ 30,200     $ 24,334
                                                                          ========     ========
       Accounts receivable:
            Trade accounts receivable                                     $ 21,224     $ 17,860
            Less: allowance for doubtful accounts and sales allowances      (1,064)        (988)
                                                                          --------     --------
                                                                          $ 20,160     $ 16,872
                                                                          ========     ========
       Inventories:
            Work in process                                               $  3,154     $ 15,150
            Finished goods                                                   4,142       11,716
                                                                          --------     --------
                                                                          $  7,296     $ 26,866
                                                                          ========     ========
       Prepaid expenses and other current assets:
            Advance payment under wafer capacity agreement                $      -     $  4,800
            Wafer foundry credits                                                -        1,318
            Interest receivable                                                 22          250
            Other                                                            1,149          772
                                                                          --------     --------
                                                                          $  1,171     $  7,140
                                                                          ========     ========
       Property and Equipment:
            Machinery and equipment                                       $ 12,574     $  9,137
            Furniture and fixtures                                           1,527        1,344
            Leasehold improvements                                           2,007        1,393
                                                                          --------     --------
                                                                            16,108       11,874
            Less: accumulated depreciation and amortization                 (8,645)      (6,246)
                                                                          --------     --------
                                                                          $  7,463     $  5,628
                                                                          ========     ========
       Other assets:
            Advance payments under wafer capacity agreement               $      -     $ 12,000
            Other                                                              441          222
                                                                          --------     --------
                                                                          $    441     $ 12,222
                                                                          ========     ========
       Accrued expenses:
            Compensation accruals                                         $  2,771     $  2,358
            Sales allowances                                                 2,470        1,306
            Nonrecurring engineering charges                                   897          602
            Other                                                            4,082        3,366
                                                                          --------     --------
                                                                          $ 10,220     $  7,632
                                                                          ========     ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



3.       AGREEMENTS WITH WAFER FOUNDRIES

         Wafer Capacity Agreement. In June 1995, the Company and one of its suppliers of semiconductor wafers entered into an agreement under which the Company committed to purchase and the supplier committed to provide a certain number of wafers each year through December 31, 1999. The Company paid $16,800,000 under the agreement in August 1995. During fiscal 1997, the Company applied $2,400,000 of the payment against wafer purchases and renegotiated the agreement. In January 1997, the Company received reimbursement of $14,400,000 from the supplier in conclusion of the agreement. The Company and its supplier continue to maintain their semiconductor wafer supplier relationship.

         Investment in Joint Venture. In August 1995, the Company, together with other U.S. semiconductor companies, entered into a joint venture agreement with a supplier of semiconductor wafers to build a semiconductor manufacturing facility located in Taiwan. Under the agreement, the Company is to invest a certain amount of New Taiwan dollars (equivalent to approximately U.S. $55,000,000) in three installments for a 10% equity interest in the joint venture. The Company paid $25,900,000 in January 1997 and $13,716,000 in January 1996. The final payment under the joint venture agreement, estimated to be $15 million, is currently anticipated in November 1997.


4.       CREDIT FACILITY

         On May 6, 1996, the Company entered into an unsecured credit agreement with a bank. Under the agreement, the Company may borrow up to $15,000,000 in revolving credit loans and term loans at an adjusted LIBOR rate plus 1.25% and at the prime rate plus 0.25%, respectively. The credit agreement expires on December 31, 1997 and requires the Company to maintain certain financial ratios and operating results. There were no borrowings outstanding under the line of credit as of June 30, 1997.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



5.   INCOME TAXES

     The components of income before taxes are as follows:

                                                              YEAR ENDED JUNE 30,
     (in thousands)                                       1997        1996       1995
       Income subject to domestic income taxes only      $ 6,958    $16,116    $ 7,948
       Income subject to foreign income taxes, and in
               certain cases, domestic income taxes       15,603      8,678      3,833
                                                         -------    -------    -------
                                                         $22,561    $24,794    $11,781
                                                         =======    =======    =======


                                                                YEAR ENDED JUNE 30,
     (in thousands)                                        1997       1996       1995
       Current:
           Federal                                       $ 2,833    $ 7,171    $ 3,391
           State                                             578      1,786        544
           Foreign                                           675        948        599
                                                         -------    -------    -------
                                                           4,086      9,905      4,534
                                                         -------    -------    -------

       Deferred:
           Federal                                         2,749    $(1,828)   $  (638)
           State                                             386       (143)      (126)
                                                         -------    -------    -------
                                                           3,135     (1,971)      (764)
                                                         -------    -------    -------
                                                         $ 7,221    $ 7,934    $ 3,770
                                                         =======    =======    =======

                                                                          JUNE 30,
     (in thousands)                                                   1997       1996
       Deferred tax assets:
           State income taxes                                       $    89     $  473
           Vacation, bonus and other accruals                         1,341        635
           Allowances, reserves and other                             1,425      2,578
           Other                                                         71        152
                                                                    -------     ------
                                                                      2,926      3,838
                                                                    -------     ------
       Deferred tax liabilities:
           Unremitted earnings of foreign subsidiary                 (2,223)         -
                                                                    -------     ------
                                                                    $   703     $3,838
                                                                    =======     ======

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------


         The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income is as follows:


         (in thousands)                                   1997      1996      1995
         Federal statutory rate                           35.0%     35.0%     34.0%
         State taxes, net of federal tax benefit           2.0       4.3       2.3
         Tax exempt income                                 -        (1.6)     (3.1)
         Research and development credit                  (1.4)      -        (4.3)
         Foreign earnings subject to lower tax rates      (6.6)     (5.9)      -
         Other                                             3.0       0.2       3.1
                                                          ----      ----      ----
         Effective income tax rate                        32.0%     32.0%     32.0%
                                                          ====      ====      ====

         The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $24 million of a non-U.S. subsidiary's undistributed earnings as of June 30, 1997, because such earnings are intended to be reinvested indefinitely.

6.  STOCK-BASED COMPENSATION

         Deferred compensation. In connection with the issuance of common stock and stock options in 1993 and 1992, the Company recorded $1,274,000 as deferred compensation in fiscal year 1993. As of June 30, 1997, deferred compensation expense was fully amortized.

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

         Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 1997, 6,195,000 shares of common stock are reserved for issuance upon exercise of the stock options. Stock options are granted at prices determined by the Board of Directors. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------




     The following table summarizes the option activities for the years ended June 30, 1995, 1996 and 1997:


                                         OPTIONS            OPTIONS     WEIGHTED AVERAGE    OUTSTANDING
                                      AVAILABLE FOR        NUMBER OF        EXERCISE         PRICE PER
(in thousands, except per share data)     GRANT             OPTIONS           PRICE           OPTION
                                      -------------       ----------    ----------------  ---------------
Balance, June 30, 1994                       150              1,864                       $ 0.77-$ 7.00
Additional shares reserved                   800                  -
Options granted                           (1,008)             1,008            $ 9.59     $ 1.55-$20.06
Options exercised                              -               (221)           $ 3.51     $ 0.80-$ 6.00
Options expired or canceled                  335               (335)           $ 7.01     $ 0.80-$15.75
                                          ------              -----            ------     -------------
Balance, June 30, 1995                       277              2,316                       $ 0.77-$20.06
Additional shares reserved                 2,095                  -
Options granted                           (1,142)             1,142           $ 15.66     $12.63-$34.38
Options exercised                              -               (673)           $ 4.81     $ 0.77-$11.25
Options expired or canceled                  493               (493)          $ 13.62     $ 1.55-$23.25
                                          ------              -----            ------     -------------
Balance, June 30, 1996                     1,723              2,292                       $ 0.77-$34.38
Additional shares reserved                 1,000                  -
Options granted                           (3,523)             3,523           $ 10.69     $ 9.00-$21.50
Options exercised                              -               (334)           $ 6.22     $ 0.77-$ 9.38
Options expired or canceled                1,631             (1,631)          $ 12.95     $ 4.63-$25.63
                                          ------              -----            ------     -------------
Balance, June 30, 1997                       831              3,850                       $ 1.05-$34.38
                                          ======              =====                       =============



         At June 30, 1997, 1996 and 1995, options for 703,000, 538,000 and
         691,000 shares of common stock were vested but not exercised. In July 1996, the Company canceled 1,077,000 options outstanding under the Option Plan with exercise prices greater than $9.375, and reissued the options with an exercise price of $9.375.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------




         The following table summarizes information about stock options outstanding at June 30, 1997:


                          Options Outstanding                                    Options Exercisable
------------------------------------------------------------------------  -----------------------------
                             Number    Weighted Average     Weighted          Number       Weighted
      Range of            Outstanding     Remaining           Average       Exercisable      Average
  Exercise Prices          at 6/30/97   Contractual Life  Exercise Price  at 6/30/97     Exercise Price
------------------------------------------------------------------------  -----------------------------
  $ 1.05 - $ 7.70           798,942          6.3              $  5.38        539,296       $  5.05
  $ 9.00 - $ 9.00           327,000          9.0              $  9.00         15,000       $  9.00
  $ 9.13 - $ 9.38           833,250          9.1              $  9.36         99,200       $  9.38
  $ 9.75 - $10.25           869,000          9.5              $ 10.03          1,000       $  9.94
  $10.31 - $34.38         1,022,301          9.5              $ 13.85         48,801       $ 23.71
         -
------------------------------------------------------------------------  -----------------------------
  $ 1.05 - $34.38         3,850,493          8.7               $ 9.85        703,297       $  7.04
------------------------------------------------------------------------  -----------------------------



  FAIR VALUE PRESENTATION.

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value method consistent with the method prescribed FAS No. 123, the Company's net income and earnings per share would have been further reduced to the pro forma amounts indicated below:


                                                                June 30,
         Dollars in thousands, except per share data       1997         1996
         -----------------------------------------------------------------------
         Net income
             As reported                                $   15,340    $   16,860
                                                        ----------    ----------
             Pro forma                                  $   10,389    $   15,140
                                                        ----------    ----------
         Net income per share
             As reported                                $     1.09    $     1.26
                                                        ----------    ----------
             Pro forma                                  $     0.73    $     1.13
                                                        ----------    ----------

         Under FAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996. Dividend yield of 0 percent for both years; expected volatility of 68% to 72% for fiscal 1997 and 61% to 69% for 1996; risk free interest rates of 6.07% to 6.60% for fiscal 1997 and 5.51% to 6.69% for fiscal 1996; and expected lives of five years for both years. Weighted average fair value of options granted during the year were $5.34 and $9.24 for fiscal year 1997 and 1996 respectively.

         Stock Repurchases. On April 22, 1997 the Company's Board of Directors authorized the Company to repurchase up to 600,000 shares of its own common stock under certain conditions at prevailing market prices through October 1997. In April 1997, the Company repurchased 100,000 shares for $1,085,000 in cash. Shares repurchased will be held as treasury stock until reissued to the Company's stock option and stock purchase plans or other benefit plans the Company may adopt in the future or for other corporate purposes.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



7.  RELATED PARTY TRANSACTIONS

         During the years ended June 30, 1997, 1996 and 1995, the Company sold products with revenues of $14,805,000, $9,618,000 and $8,914,000, respectively, to a stockholder of the Company and affiliates of that stockholder. The Company believes that the terms of the transactions with those customers were no less favorable to the Company than those offered to entities unrelated to the Company. As of June 30, 1997, 1996 and 1995 the Company had accounts receivable from an affiliate of a stockholder of the Company related to such sales totaling $4,802,000, $1,961,000 and $299,000, respectively.

8.  GEOGRAPHIC SEGMENT INFORMATION

         The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 74%, 78% and 80% for fiscal 1997, 1996 and 1995, respectively. The following is a summary of the Company's geographic operations:


                                                                    ASIA AND           INTERCOMPANY
            (in thousands)                        UNITED STATES     PACIFIC          ELIMINATION       CONSOLIDATED
            Fiscal Year 1997:
                  Product sales                     $ 74,716         $ 158,845          $ 55,627          $ 177,934
                  Income from operations               5,053            15,500                 -             20,553
                  Identifiable assets                 87,637            52,915             1,519            139,033

            Fiscal Year 1996:
                  Product sales                    $ 137,784         $ 131,568         $ 101,263          $ 168,089
                  Income from operations              14,782             7,960                 -             22,742
                  Identifiable assets                 79,414            52,269             4,173            127,510

            Fiscal Year 1995:
                  Product sales                     $ 72,002          $ 75,160          $ 40,396          $ 106,766
                  Income from operations               5,735             4,041                 -              9,776
                  Identifiable assets                 74,625            21,290             7,250             88,665

         The Company effected a reorganization in March 1996. The Company established a wholly owned subsidiary in the Cayman Islands, British West Indies. The Cayman Islands subsidiary and its two branch offices in Hong Kong and Taiwan are responsible for the manufacturing of the Company's products and principally responsible for the international sale of the Company's products. Operations in the Company's subsidiary in Hong Kong and the Taiwan branch office of the Hong Kong subsidiary were wound down during fiscal year 1996.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



9.  COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

         Capital Leases. In June 1997, the Company entered into a capital lease agreement with an equipment maker for research equipment in the amount of $1,018,000. At June 30, 1997, leased capital assets and related accumulated depreciation included in property, plant and equipment were $1,018,000 and $0, respectively, and the related capital lease obligation is $993,000. Total future minimum lease payments under the capital lease at June 30, 1997 were $384,000, $384,000 and $352,000 in fiscal years 1998, 1999, and 2000, respectively. Of total payments of $1,120,000, $127,000 represented interest.

         Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2001. Rental expense for the years ended June 30, 1997, 1996 and 1995 was $1,656,000, $1,092,000 and $1,042,000, respectively. Total future minimum lease payments under operating leases at June 30, 1997 were $1,449,000, $1,214,000, $572,000 and $19,000 in fiscal years 1998,
         1999, 2000 and 2001, respectively.

         Concentration of Sales and Credit Risks. Three customers comprised 21%, 12% and 11%, respectively, of the Company's net sales for the year ended June 30, 1997. Three customers comprised 16%, 12% and 11%, of the Company's net sales for the year ended June 30, 1996. Three customers comprised 16%, 13% and 11% of the Company's net sales for year ended June 30, 1995.

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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------



10.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      FISCAL 1997 QUARTER ENDED
         (IN THOUSANDS EXCEPT PER SHARE DATA)   SEPTEMBER 30         DECEMBER 31        MARCH 31          JUNE 30
         ----------------------------------------------------------------------------------------------------------
         Net sales                                 $44,838            $51,864            $46,511            $34,720
         Gross margin                               15,263             18,413             17,447             13,407
         Income from operations                      4,830              7,273              6,306              2,144
         Net income                                  3,525              5,365              4,532              1,918
         Net income per share                      $  0.26            $  0.38            $  0.32            $  0.14

         (as a percentage of sales)
         Net sales                                     100%               100%               100%               100%
         Gross margin                                   34                 36                 38                 39
         Income from operations                         11                 14                 14                  6
         Net income                                      8                 10                 10                  6
         ----------------------------------------------------------------------------------------------------------

                                                                        FISCAL 1996 QUARTER ENDED
         (IN THOUSANDS EXCEPT PER SHARE DATA)     SEPTEMBER 30      DECEMBER 31          MARCH 31           JUNE 30
         ----------------------------------------------------------------------------------------------------------
         Net sales                                 $36,566            $41,348            $46,007            $44,168
         Gross margin                               13,568             15,504             17,277             11,065
         Income from operations                      6,095              7,040              7,665              1,943
         Net income                                  4,505              5,156              5,580              1,619
         Net income per share                      $  0.34            $  0.38            $  0.42            $  0.12

         (as a percentage of sales)
         Net sales                                     100%               100%               100%               100%
         Gross margin                                   37                 37                 38                 25
         Income from operations                         17                 17                 17                  4
         Net income                                     12                 12                 12                  4
         ----------------------------------------------------------------------------------------------------------



                                                                        FISCAL 1995 QUARTER ENDED
         (IN THOUSANDS EXCEPT PER SHARE DATA)    SEPTEMBER 30       DECEMBER 31         MARCH 31            JUNE 30
         ----------------------------------------------------------------------------------------------------------
         Net sales                                 $19,053            $26,830            $29,801            $31,082
         Gross margin                                5,369              7,788             10,970             11,777
         Income from operations                        139              1,978              4,520              3,139
         Net income                                    349              1,652              3,414              2,596
         Net income per share                      $  0.03            $  0.13            $  0.26            $  0.20

         (as a percentage of sales)
         Net sales                                     100%               100%               100%               100%
         Gross margin                                   28                 29                 37                 38
         Income from operations                          1                  7                 15                 10
         Net income                                      2                  6                 11                  8
         ----------------------------------------------------------------------------------------------------------


             In the fourth quarter of fiscal 1996, the Company recorded a $4.0 million lower of cost or market charge to inventory.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Trident Microsystems, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 17, 1997, appearing on page 24 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
San Jose, California
July 17, 1997

                                   SCHEDULE II

                            TRIDENT MICROSYSTEMS INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                 Beginning   Charged to Costs   Charged to Other                       Ending
Description                       Balance      & Expense          Accounts         Deductions          Balance
Allowance for
Doubtful Accounts:
1995                           $   312,000    $  180,000                                             $   492,000
1996                               492,000        13,000                                                 505,000
1997                               505,000        76,000                                                 581,000

Allowance for Sales Returns:
1995                           $   393,000    $   91,000                                             $   484,000
1996                               484,000        (1,000)                                                483,000
1997                               483,000             -                                                 483,000

Allowance for Realizable
Inventory:
1995                           $ 1,585,000    $  233,000                           $  254,000        $ 1,564,000
1996                             1,564,000     4,719,000                              614,000          5,669,000
1997                             5,669,000     2,547,000                            1,127,000          7,089,000

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pete J. Mangan as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 24, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


       Signature                               Title
       ---------                               -----
/s/ Frank C. Lin              President, Chief Executive Officer and Chairman
--------------------------    of the Board (Principal Executive Officer)
(Frank C. Lin)


/s/ Pete J. Mangan            Vice President, Finance, Chief Financial Officer
--------------------------    (Principal Accounting and Financial Officer)
 (Pete J. Mangan)


/s/ Glen M. Antle             Director
--------------------------
(Glen M. Antle)


/s/ Shyur-Jen Paul Chien      Director
--------------------------
(Shyur-Jen Paul Chien)


/s/ Yasushi Chikagami         Director
--------------------------
(Yasushi Chikagami)

/s/ Charles A. Dickinson      Director
--------------------------
(Charles A. Dickinson)


/s/ Leonard Y. Liu            Director
--------------------------
(Leonard Y. Liu)


/s/ Millard Phelps            Director
--------------------------
(Millard Phelps)

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

          10.16          Foundry Venture Agreement dated August 18,
                         1995 by and between the Company and United
                         Microelectronics Corporation.(5)(7)

          11.1           Computation of Net Income Per Share.(6)               45

          21.1           List of Subsidiaries.(6)                              46

          23.1           Consent of Independent Accountants.(6)                47

          24.1           Power of Attorney (See page 42).(6)

          27.1           Financial Data Schedule (EDGAR version
                         only)(6)                                              48


--------
         (1) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

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