Form 10-Q
period 1997-09-30
TRIDENT MICROSYSTEMS INC
filed 1997-11-14
CIK 859475

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                         or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to _________

                          Commission file number: 0-20784

                             TRIDENT MICROSYSTEMS, INC.
                             --------------------------
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                 77-0156584
     -------------------------------                    ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   identification No.)

            189 North Bernardo Avenue, Mountain View, CA 94043-5203
        ----------------------------------------------------------------
            (Address of principal executive offices)     (Zip code)

                                 (650) 691-9211
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X            No
                             -----            -----


The number of shares of the registrant's $0.001 par value Common Stock outstanding at September 30, 1997 was 12,989,128.

               This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX


                                                                                                                      Page

                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Information

        Condensed Consolidated Balance Sheet - September 30, 1997 (Unaudited) and
        June 30, 1997                                                                                                    3

        Condensed Consolidated Statement of Operations (Unaudited) for the Three Months
        Ended September 30, 1997 and 1996                                                                                4

        Condensed Consolidated Statement of Cash Flows (Unaudited) for the Three Months
        Ended September 30, 1997 and 1996                                                                                5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                                             6

Item 2: Management's Discussion and Analysis of Financial Condition                                                      8
        and Results of Operations


                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                                               14

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                    ASSETS

                                                             September 30,
                                                                 1997          June 30,
                                                              (unaudited)       1997
                                                               ---------      ---------
Current assets:
     Cash, cash equivalents                                    $  31,951      $  29,745
     Short-term investments                                       30,614         30,200
     Accounts receivable, net                                     24,259         20,160
     Inventories                                                  10,098          7,296
     Deferred income taxes                                         2,926          2,926
     Prepaid expenses and other assets                             1,402          1,171
                                                               ---------      ---------
           Total current assets                                  101,250         91,498
Property and equipment, net                                        8,166          7,463
Investment in joint venture                                       39,631         39,631
Other assets                                                         534            441
                                                               ---------      ---------
          Total assets                                         $ 149,581      $ 139,033
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $  19,398      $  14,274
     Accrued expenses and other liabilities                        8,995         10,220
     Current portion of obligation under capital lease               351            286
     Income taxes payable                                          4,385          1,766
                                                               ---------      ---------
          Total current liabilities                               33,129         26,546
     Deferred income taxes                                         2,223          2,223
     Obligations under capital lease                                 566            707
                                                               ---------      ---------
          Total liabilities                                       35,918         29,476
                                                               ---------      ---------
Stockholders' equity:
     Capital stock and additional paid-in capital                 43,845         42,812
     Retained earnings                                            70,903         67,830
     Treasury stock, at cost 100 shares                           (1,085)        (1,085)
                                                               ---------      ---------
          Total stockholders' equity                             113,663        109,557
                                                               ---------      ---------
          Total liabilities and stockholders equity            $ 149,581      $ 139,033
                                                               =========      =========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             Three Months Ended
                                                                September 30,
                                                             1997          1996
                                                           -------       -------
Net sales                                                  $38,539       $44,838

Cost of sales                                               22,993        29,575
                                                           -------       -------

Gross margin                                                15,546        15,263

Research and development expenses                            6,591         5,035

Sales, general and administrative expenses                   5,512         5,398
                                                           -------       -------

Income from operations                                       3,443         4,830

Interest income, net                                           825           354
                                                           -------       -------

Income before income taxes                                   4,268         5,184

Provision for income taxes                                   1,195         1,659
                                                           -------       -------

Net income                                                 $ 3,073       $ 3,525
                                                           =======       =======

Net income per share                                       $  0.21       $  0.26
                                                           =======       =======

Common and common equivalent shares used
in computing per share amount                               14,602        13,626
                                                           =======       =======





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)



                                                                             Three Months Ended
                                                                                September 30,
                                                                              1997          1996
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                             $  3,073      $  3,525

     Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                                          853           707
          Changes in assets & liabilities:
               Accounts receivable                                            (4,099)       (1,842)
               Inventories                                                    (2,802)        4,213
               Prepaid expenses and other current assets                        (231)        1,848
               Other assets                                                      (93)        1,265
               Accounts payable                                                5,124        (5,964)
               Accrued expenses and other liabilities                         (1,266)           73
               Income tax payable                                              2,619             2
                                                                            --------      --------
                    Net cash provided by operating activities                  3,178         3,827
                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments, net                             (414)        6,757
     Purchase of property and equipment                                       (1,556)         (339)
                                                                            --------      --------
                    Net cash provided by (used in) investing activities       (1,970)        6,418
                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                         998           162
                                                                            --------      --------
Net cash provided by financing activities                                        998           162
                                                                            --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,206        10,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              29,745        16,894
                                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 31,951      $ 27,301
                                                                            ========      ========








  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

            In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

            The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 1998.

NOTE 2: REVENUE RECOGNITION

            Revenue from product sales is recognized upon shipment. Provision is made for expected sales returns and allowances when revenue is recognized.

NOTE 3: INVENTORIES

             Inventories consisted of the following (in thousands):


                                   September 30, 1997    September 30, 1996
                                   ------------------    ------------------
          Work in process               $ 4,784               $12,470
          Finished goods                  5,315                10,183
                                        -------               -------
                                        $10,098               $22,653
                                        =======               =======


NOTE 4: JOINT VENTURE AGREEMENT

            In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars currently equivalent to approximately U.S. $55 million for a 9.7% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12 .5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement, estimated to be U.S. $15 million, is currently anticipated in December 1997. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was fully insured. Trident was not currently utilizing the UICC fabrication plant as a primary source for wafers, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in 1999.

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS

            In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS No. 128),"Earnings per Share." FAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share, and diluted earnings per share. FAS No. 128 supercedes APB No. 15, and is effective for the periods ending after December 15, 1997, including interim periods. On a pro forma basis, basic earnings per share under FAS No. 128 for the three months ended September 30, 1997 and 1996 would have been $ .24 and $ .28, respectively; diluted earnings per share would have been the same as the reported amounts under APB No. 15.

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income" and No. 131 (FAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. FAS No. 131 supercedes FAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. FAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and applicable to interim financial statements beginning in the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
RESULTS OF OPERATIONS

            The following table sets forth the results of operations expressed as percentages of net sales for the three months ended September 30, 1997 and 1996:




                                                      Three Months Ended
                                                        September 30,
                                                   ------          ------
                                                    1997            1996
                                                   ------          ------
      Net sales                                       100%            100%
                                                   ------          ------
      Cost of sales                                    60              66
                                                   ------          ------
      Gross margin                                     40              34
      Research and development                         17              11
      Selling, general and administrative              14              12
                                                    ------          ------
      Income from operations                            9              11
      Interest income, net                              2               1
                                                   ------          ------
      Income before income taxes                       11              12
      Provision for income taxes                        3               4
                                                   ------          ------
      Net income                                        8%              8%
                                                   ======          ======


Net Sales

            Net sales for the three months ended September 30, 1997 were $38.5 million or 14% less than the $44.8 million reported in the three months ended September 30, 1996 and an increase of 11% from $34.7 million from the prior quarter ended June 30, 1997. The decrease in net sales, for the three month period, is attributable to a decrease in unit volume of products for the desktop market offset slightly by an increase in our portable line. Desktop and portable products accounted for 52% and 45%, respectively, of the Company's sales in the three month period ended September 30, 1997, and 59% and 34%, respectively, for the three months ended September 30, 1996. The increase in sales of portable products, with higher average selling prices, tended to lessen the average selling price declines in other product areas.

            Sales to North American and European customers represented 21% in the three months ended September 30, 1997 from 34% in the three months ended September 30, 1996. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan Korea and Japan, accounted for approximately 79% in the three months ended September 30, 1997 up from 66% in the three months ended September 30, 1996. Sales to the Company's top three customers and their affiliates accounted for 16%, 13% and 12% of net sales for the three months ended September 30, 1997, compared to 24%, 15% and 13% of net sales for the three months ended September 30, 1996. The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 20% and 22% of revenues during the three months ended September 30, 1997 and 1996, respectively. Sales returns from distributors have historically not been material. However, during the quarter ended September 30, 1997 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

            The Company plans from time to time to introduce new and higher performance desktop and portable graphics controller and multimedia video products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place.

Gross Margin

            Gross margin rose to $15.5 million or 40% of net sales for the three months ended September 30, 1997, from $15.3 million or 34% of net sales in the three months ended September 30, 1996, and $13.4 million or 39% of net sales in the three months ended June 30, 1997. The increase in gross margin was primarily due to a shift to higher margin 3D products and growth in the portable business which now accounts for 45% of the Company's sales.

            The Company believes that prices of semiconductor products will decline over time as availability and competition increase and advanced products are introduced. The Company expects to see continued competitive pressure on gross margins in the desktop and notebook business in the foreseeable future. The Company continues to maintain a strategy based on maintaining gross margins through the introduction of new products with higher margins, reducing manufacturing costs accomplished through the Company's custom design methodology and the migrating to the newest process technology. As a result, the Company depends upon the success of new product development and the timely introduction of new products, as well as upon the achievement of its manufacturing cost reduction efforts. There can be no assurance that the Company can successfully or timely develop and introduce new products, that such products will gain market acceptance, or that it can continue to successfully reduce manufacturing costs.

Research and Development

            Research and development expenditures for the three months ended September 30, 1997 increased to $6.6 million from the September 30, 1996 three month period of $5.0 million and from the June 30, 1997 three month period of $5.9 million. This represents an increase of 32% over the three month period ended September 30, 1996. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development personnel and other expenses. In particular, the Company has increased its investment in its multimedia development to bring stand-alone and integrated multimedia products to the marketplace.

Selling, General and Administrative

            Selling, general and administrative expenditures increased to $5.5 million in the three months ended September 30, 1997 from $5.4 million in the three months ended September 30, 1996 and $5.3 million in the three months ended June 30, 1997. Selling, general and administrative expenditures increased to 14% of net sales for the three months ended September 30, 1997 from 12% of net sales in the three months ended September 30, 1996.

Interest Income, Net

            The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and long-term investments and the prevailing interest rates. Interest income increased to $825,000 in the three months ended September 30, 1997 from $354,000 in the same prior year period and $676,000 in the three months ended June 30, 1997 primarily as the result of higher average cash levels invested by the Company.

Provision for Income Taxes

            As a percentage of income before income taxes, the provision for income taxes is 28% for the three months ended September 30, 1997, and 32% for the three month period ended September 30, 1996. The effective income tax rates were below the U. S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $32.0 million and short-term investments of $30.6 million.

             In the three months ended September 30, 1997, $3.2 million of cash was provided by operating activities mainly as a result of profitable operations, an increase in accounts payable, and an increase in income taxes payable; offset in part by an increase in accounts receivable, inventories, and accrued liabilities. Capital expenditures were $1.6 million for the three months ended September 30, 1997. The increase in inventories and accounts payable was due to the end of quarter stocking of 3D products for future sales.

            In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars currently equivalent to approximately U.S. $55 million for a 10% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12 .5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement, estimated to be U.S. $15 million, is currently anticipated in December 1997. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, are fully insured. Trident is not currently using the UICC fabrication plant as a primary source for wafers, and there are no existing Trident products on UICC's production lines. Trident believes that it has secured sufficient wafer capacities from UMC, Taiwan Semiconductor Manufacturing Company ("TSMC"), and Samsung Semiconductor Company to facilitate its new product production. The

Company feels its wafer supplies are sufficient, and currently anticipates no shortfall in revenues due to a shortage of wafers. The UICC foundry is being rebuilt and is expected to begin production in 1999.

            The joint venture investment with UMC is intended to secure capacity so that the Company can meet increased demand, should it occur. There are certain risks associated with such investment including the ability of UMC together with its partners, to successfully rebuild the foundry and of the Company to utilize the additional capacity. These agreements and the risks associated with these and other foundry relationships are described under the caption "Manufacturing" of the Form 10-K Annual Report.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

            The Company's business is influenced by a variety of factors which include the overall market for desktop and notebook PC computers, the general economic climate, the success of the Company's customers and their resultant net orders, seasonal customer demand, timing of new product introductions, marketplace acceptance of new product offerings, overall product mix, sales returns from distributors, competitors' activities and the availability of foundry and assembly capacities. The Company's future operating results are also influenced by its dynamic product area and by its planned growth in expenditures and the relation of planned increased expenses to future operating results as well as by a variety of global, political, regulatory and foreign exchange factors. These factors will all affect the Company's results and there can be no assurance of the Company's future operating results.

            The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the quarter ended September 30, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and we cannot predict that these exchanges will not reoccur in the future. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

            Because the Company operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company can not assure that product development, the timing of the product introductions the marketplace acceptance of current products under development and the hiring of the personnel required to support new product introductions and new customers, including leading PC systems manufacturers will be successful. Should there be a shortfall in the Company's business performance from its expected results, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

            The Company relies exclusively upon independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. In calendar year 1995, there was a worldwide shortage of advanced process technology foundry capacity. In response to this shortage, the Company entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's quality, delivery schedule, and/or price requirements.

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

            The Company's future operating results also may be affected by various factors which are beyond the Company's control. These include adverse changes in general economic conditions, political instability, governmental regulation or intervention affecting the personal computer industry, government regulation resulting from U.S. foreign and trade policy, fluctuations in foreign exchange rates particularly with regard to the relationship of the U.S. dollar and Asian currencies. The Company is unable to predict future economic, political, and regulatory and foreign exchange changes and cannot determine their impact on future performance.

                           PART II: OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

               On June 24, 1996, Core 2 Electronics, Inc. ("Core 2"), a former sales representative of Trident Microsystems, Inc. (the "Company"), filed a Demand for Arbitration with the American Arbitration Association. Pursuant to the Demand, Core 2 is seeking approximately $410,000 plus interest with respect to certain breach of contract claims and unspecified punitive damages. The arbitration commenced on October 27, 1997 and has been continued until December 10, 1997. The Company believes that Core 2's claims are without merit and intends to oppose them vigorously. However, no assurance can be given that the Company will prevail in this matter.

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

               Not applicable





ITEM 5:        OTHER INFORMATION

               Not applicable

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

               The following exhibits are filed with this Form:

               Exhibit        Description
               -------        -----------
               11.1           Statement Re Computation of Per Share Earnings.
               27.1           Financial Data Schedule.



            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 1997 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
(Registrant)




/S/ Frank C. Lin
--------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)





/S/ Pete J. Mangan
--------------------------------------------
Pete J. Mangan
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------


11.1           Statement Re Computation of Per Share Earnings.
27.1           Financial Data Schedule. (2)