Form 10-Q
period 1997-12-31
TRIDENT MICROSYSTEMS INC
filed 1998-02-13
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0156584
     -------------------------------              ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                identification No.)

             189 North Bernardo Avenue, Mountain View, CA 94043-5203
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                                 Yes [X] No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 1997 was 13,072,741.

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----
                              PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - December 31, 1997 and
         June 30, 1997 (Unaudited)                                                                  3

        Condensed Consolidated Statement of Operations for the Three Months
              and Six Months Ended December 31, 1997 and 1996 (Unaudited)                           4

        Condensed Consolidated Statement of Cash Flows for the Six Months
         Ended December 31, 1997 and 1996 (Unaudited)                                               5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                        6

Item 2: Management's Discussion and Analysis of Financial Condition                                 9
         and Results of Operations

                                 PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                          16

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)

                                     ASSETS

                                                            December 31,         June 30,
                                                                1997               1997
                                                            ------------        ----------
 Current assets:
    Cash and cash equivalents                                $   33,215         $   29,745
    Short-term investments                                       15,419             30,200
    Accounts receivable, net                                     10,126             20,160
    Inventories                                                  22,479              7,296
    Deferred income taxes                                         2,926              2,926
    Prepaid expenses and other assets                             1,760              1,171
                                                             ----------         ----------
        Total current assets                                     85,925             91,498

  Property and equipment, net                                     8,392              7,463
  Investment in joint venture                                    49,331             39,631
  Long-term investment                                            2,000                 --
  Other assets                                                      766                441
                                                             ----------         ----------
        Total assets                                         $  146,414         $  139,033
                                                             ==========         ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                         $   18,714         $   14,274
    Accrued expenses and other liabilities                        9,005             10,220
    Current portion of obligation under capital lease               359                286
    Income taxes payable                                          3,201              1,766
                                                             ----------         ----------
        Total current liabilities                                31,279             26,546
    Deferred income taxes                                         2,223              2,223
    Obligations under capital lease                                 475                707
                                                             ----------         ----------
        Total liabilities                                        33,977             29,476
                                                             ----------         ----------
  Stockholders' equity:
    Capital stock and additional paid-in capital                 44,568             42,812
    Retained earnings                                            68,954             67,830
    Treasury stock, at cost, 100 shares                          (1,085)            (1,085)
                                                             ----------         ----------
        Total stockholders' equity                              112,437            109,557
                                                             ----------         ----------
        Total liabilities and stockholders equity            $  146,414         $  139,033
                                                             ==========         ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended           Six Months Ended
                                                      December 31,                 December 31,
                                                -----------------------      -----------------------
                                                  1997           1996          1997           1996
                                                --------       --------      --------       --------
Net sales                                       $ 26,939       $ 51,865      $ 65,478       $ 96,703
Cost of sales                                     18,705         33,452        41,698         63,027
                                                --------       --------      --------       --------
Gross margin                                       8,234         18,413        23,780         33,676
Research and development expenses                  6,674          5,706        13,265         10,741
Sales, general and administrative expenses         5,089          5,434        10,601         10,832
                                                --------       --------      --------       --------
Income (loss) from operations                     (3,529)         7,273           (86)        12,103
Interest income, net                                 822            618         1,647            972
                                                --------       --------      --------       --------
Income (loss) before income taxes                 (2,707)         7,891         1,561         13,075
Provision (benefit) for income taxes                (758)         2,526           437          4,185
                                                --------       --------      --------       --------
Net income (loss)                               $ (1,949)      $  5,365      $  1,124       $  8,890
                                                ========       ========      ========       ========
Basic earnings (loss) per share                 $  (0.15)      $   0.42      $   0.09       $   0.70
                                                ========       ========      ========       ========
Common shares used in computing basic
   per share amounts                              13,036         12,683        12,986         12,649
                                                ========       ========      ========       ========
Diluted earnings (loss) per share               $  (0.15)      $   0.38      $   0.08       $   0.64
                                                ========       ========      ========       ========
Common and common equivalent shares used
   in computing diluted per share amounts         13,036         14,225        14,581         13,926
                                                ========       ========      ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                    Six Months Ended
                                                                       December 31,
                                                                 -------------------------
                                                                   1997             1996
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  1,124         $  8,890
    Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                             1,805            1,386
          Provision for doubtful accounts                             675              114
          Changes in assets and liabilities:
             Accounts receivable                                    9,359           (1,873)
             Inventories                                          (15,183)           7,224
             Prepaid expenses and other current assets               (589)           1,737
             Other assets                                            (325)           2,404
             Accounts payable                                       4,440           (3,381)
             Accrued expenses and other liabilities                (1,215)           2,903
             Income tax payable                                     1,435           (1,611)
                                                                 --------         --------
                Net cash provided by operating activities           1,526           17,793
                                                                 --------         --------
CASH FLOWS FROM INVESTING  ACTIVITIES:
    Sale of short-term investments, net                            14,781           23,859
    Purchases of property and equipment                            (2,734)          (1,161)
    Investment in joint venture                                    (9,700)              --
    Long-term investment                                           (2,000)              --
                                                                 --------         --------
                Net cash provided by investing activities             347           22,698
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations                           (159)              --
    Issuance of common stock                                        1,756              726
                                                                 --------         --------
                Net cash provided by financing activities           1,597              726
                                                                 --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           3,470           41,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   29,745           16,894
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 33,215         $ 58,111
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

NOTE 3: INVENTORIES

         Inventories consisted of the following (in thousands):

                                         December 31, 1997       June 30, 1997
                                         -----------------       -------------
Work in process                               $ 6,583                $3,154
Finished goods                                 15,896                 4,142
                                              -------                ------
                                              $22,479                $7,296
                                              =======                ======

NOTE 4: JOINT VENTURE AGREEMENT

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars equivalent to approximately U.S. $49 million for a 9.3% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12.5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement, amounting to U.S. $9.7 million, was made in December 1997. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant as a primary source for wafers, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in 1999.

NOTE 5: EARNINGS PER SHARE

        Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted Earnings Per Share (EPS) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                                     Three Months Ended                           Three Months Ended
                                                      December 31, 1997                            December 31, 1996
                                        ------------------------------------------    -----------------------------------------
                                        Income (loss)       Shares       Per-Share       Income          Shares       Per-Share
                                         (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                        -------------    -------------   ---------    -------------   -------------   ---------
Basic EPS
Net income (loss) available to common
   stockholders                         $      (1,949)          13,036   $   (0.15)   $       5,365          12,683   $    0.42
                                                                         =========                                    =========
Effect of Dilutive Securities
Common stock equivalents                           --               --                           --           1,542
                                        -------------    -------------                -------------   -------------
Diluted EPS
Net income (loss) available to common
   stockholders and assumed
   conversions                          $      (1,949)          13,036   $   (0.15)   $       5,365          14,225   $    0.38
                                        =============    =============   =========    =============   =============   =========

                                             Six Months Ended                            Six Months Ended
                                             December 31, 1997                           December 31, 1996
                                 -----------------------------------------   -----------------------------------------
                                    Income          Shares       Per-Share      Income          Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                 -------------   -------------   ---------   -------------   -------------   ---------
Basic EPS
Net income available to common
   stockholders                  $       1,124          12,986   $    0.09   $       8,890          12,649   $    0.70
                                                                 =========                                   =========
Effect of Dilutive Securities
Common stock equivalents                    --           1,595                          --           1,277
                                 -------------   -------------               -------------   -------------
Diluted EPS
Net income available to common
   stockholders and assumed
   conversions                   $       1,124          14,581   $    0.08   $       8,890          13,926   $    0.64
                                 =============   =============   =========   =============   =============   =========

        Options to purchase 4,452,573 shares of common stock were outstanding during the three month period ended December 31, 1997 but were not included in the computations of diluted EPS because the Company incurred a loss. Options to purchase 667,801 shares of common stock were outstanding during the six month period ended December 31, 1997 but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 61,301 and 157,801 shares of common stock were outstanding during the three and six months ended December 31, 1996 and were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 6: NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and six months ended December 31, 1997 and 1996:

                                               Three Months Ended                  Six Months Ended
                                                   December 31,                       December 31,
                                            --------------------------         -------------------------
                                              1997              1996             1997             1996
                                            --------          --------         --------         --------
Net sales                                      100%              100%             100%              100%
Cost of sales                                   69                64               64                65
                                              ----              ----             ----              ----
Gross margin                                    31                36               36                35
Research and development                        25                11               20                11
Selling, general and administrative             19                11               16                11
                                              ----              ----             ----              ----
Income (loss) from operations                  (13)               14               --                13
Interest income, net                             3                 1                3                 1
                                              ----              ----             ----              ----
Income (loss) before income taxes              (10)               15                3                14
Provision (benefit) for income taxes            (3)                5                1                 5
                                              ----              ----             ----              ----
Net income (loss)                               (7)%              10%               2%                9%
                                              ====              ====             ====              ====

Net Sales

        Net sales for the three months ended December 31, 1997 were $26.9 million or 48% less than the $51.9 million reported in the three months ended December 31, 1996, and declined $11.6 million, or 30%, from the $38.5 million reported in the three months ended September 30, 1997. Net sales for the six months ended December 31, 1997 were $65.5 million or 32% less than the $96.7 million reported in the six months ended December 31, 1996. The sales decline from the three months ended September 30, 1997 was predominantly due to a decline in unit shipments in 3D desktop products and 2D notebook products. Desktop and portable products accounted for 53% and 43%, respectively, of the Company's sales for the three months ended December 31, 1997, and 59% and 35%, respectively, for the three months ended December 31, 1996. In the six month period ended December 31, 1997, desktop and portable products accounted for 52% and 44% of total sales, respectively. In the six month period ended December 31, 1996, desktop and portable products accounted for 59% and 35% of total sales, respectively.

        Sales to North American and European customers represented 11% of net sales in the three months ended December 31, 1997, a decrease from 25% in the three months ended December 31, 1996. Sales to North American and European customers decreased to 17% of net sales in the six months ended December 31, 1997 from 28% in the same prior fiscal year period. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 89% of net sales in the three months ended December 31, 1997, up from 75% in the three months ended December 31, 1996. Sales to Asian customers accounted for approximately 83% of net sales in the six months ended December 31, 1997, up from 72% in the six months ended December 31, 1996. In the three months ended December 31, 1997, sales to two customers accounted for 17% and 16% of net sales, respectively. In the three months ended December 31, 1996, sales to three customers, accounted for 16%, 15%, and 13% of net sales, respectively. In the six months ended December 31, 1997, sales to three customers, accounted for 15%, 13%, and 11% of net sales, respectively. In the six months ended December 31, 1996, sales to three customers, accounted for 20%, 14%, and 11% of net sales, respectively. The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 14% and 19% of revenues during the three months ended December 31, 1997 and 1996, respectively, and 17% of revenues during the six months ended December 31, 1997, down from 19% in the six months ended December 31, 1996. Sales returns from distributors have historically not been material. However, during the six months ended December 31, 1997 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

        The Company plans from time to time to introduce new and higher performance desktop and portable graphics controller and multimedia products which it will seek to sell to existing customers as well as new customers in Asia, North America and Europe. The Company's future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements. There can be no assurance that the Company will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place.

Gross Margin

        Gross margin decreased to $8.2 million for the three months ended December 31, 1997, down from $18.4 million in the three months ended December 31, 1996. The gross margin as a percent of sales for the three month period ended December 31, 1997 decreased to 31% of net sales as compared to 36% for the three months ended December 31, 1996. Gross margin for the three months ended December 31, 1997 was adversely affected by lower sales of 2-D notebook products, which have historically been a high margin contributor, and a non-recurring charge of $1.3 million for royalties. Gross margin decreased to $23.8 million for the six months ended December 31, 1997, down from $33.7 million for the six months ended December 31, 1996. Gross margin as a percent of net sales for the six month period ended December 31, 1997 remains flat as compared to the six month period ended December 31, 1996.

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

Research and Development

        Research and development expenditures for the three months ended December 31, 1997 increased to $6.7 million from the December 31, 1996 three month period of $5.7 million. Research and development expenditures for the six months ended December 31, 1997 increased to $13.3 million from the December 31, 1996 six month period of $10.7 million. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development personnel and other expenses. In particular, the Company has increased its investment in its multimedia development to bring stand-alone and integrated multimedia products to the marketplace.

Selling, General and Administrative

        Selling, general and administrative expenditures decreased to $5.1 million in the three months ended December 31, 1997 from $5.4 million in the three months ended December 30, 1996. As a percent of net sales, selling, general and administrative expenditures increased to 19% of net sales for the three months ended December 31, 1997 from 11% of net sales in the three months ended December 31, 1996. In the six months ended December 31, 1997, selling, general and administrative expenditures decreased to $10.6 million, from the December 31, 1996 six month period of $10.8 million. Selling, general and administrative expenditures increased to 16% of net sales for the six months ended December 31, 1997 from 11% of net sales in the six months ended December 31, 1996. The decrease in selling, general and administrative expenditures in actual dollars is attributed to a decrease in representative commissions due to lower sales for both the three month and six month periods ending December 31, 1997.

Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income increased to $822,000 in the three months ended December 31, 1997 from $618,000 in the same prior year period primarily as the result of higher average cash levels invested by the Company. In the six month period ended December 31, 1997, interest income increased to $1,647,000 from $972,000 in the six month period ended December 31, 1996.

Provision for Income Taxes

        As a percentage of income before income taxes, the provision for income taxes is 28% for the three month and six month periods ended December 31, 1997, and 32% for the three month and six month periods ended December 31, 1996. The effective income tax rates were below the U. S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates.

Year 2000 Conversion Project

        The Company has commenced, for all of its proprietary information systems, a Year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management has not yet assessed the Year 2000 compliance expense and related potential effect on the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $33.2 million and short-term investments of $15.4 million.

         In the six months ended December 31, 1997, $1.5 million of cash was provided by operating activities, down from $17.8 million in the six months ended December 31, 1996. The decrease was mainly the result of less profitable operations, an increase in inventories, and a decrease in accrued expenses; offset in part by a decrease in accounts receivable, and an increase in accounts payable and income tax payable. Capital expenditures were $2.7 million for the six months ended December 31, 1997 compared to $1.1 million for the six months ended December 31, 1996. The increase in inventories was due to the decline in sales during the three months ended December 31, 1997.

        During the three months ended December 31, 1997, $2.0 million of cash was invested in a privately-held semiconductor design company for an equity interest of less than 10%. The investment is presented as a long-term investment in the financial statements.

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars equivalent to approximately U.S. $49 million for a 9.3% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12.5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement in the amount of $9.7 million was paid in December 1997. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, are insured. Trident is not currently using the UICC fabrication plant as a source for wafers, and there are no existing Trident products on UICC's production lines. Trident believes that it has secured sufficient wafer capacities from UMC, Taiwan Semiconductor Manufacturing Company ("TSMC"), and Samsung Semiconductor Company to facilitate its new product production. The Company feels its wafer supplies are sufficient, and currently anticipates no shortage of wafers due to the fire. The UICC foundry is being rebuilt and is expected to begin production in 1999.

        The joint venture investment with UMC is intended to secure capacity so that the Company can meet increased demand, should it occur. There are certain risks associated with such an investment including the ability of UMC together with its partners, to successfully rebuild the foundry and of the Company to utilize the additional capacity. These agreements and the risks associated with these and other foundry relationships are described under the caption "Manufacturing" of the Form 10-K Annual Report.

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

        In February 1998, the Company obtained a credit facility of an unsecured revolving line of credit of $15 million with a maturity date of October 30, 1999. Under the terms of the line of credit, the Company may elect to convert a portion or the total credit into a three-year term loan. The facility requires the Company to comply with certain covenants regarding financial ratios and reporting requirements. In addition to the $15 million line of credit, the Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transactions.

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

        The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the six months ended December 31, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and the Company cannot predict that these exchanges will not reoccur in the future. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

        Because the Company currently operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The

Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company cannot assure that product development, the timing of the product introductions, the marketplace acceptance of current products under development and the hiring of the personnel required to support new product introductions and new customers, including leading PC systems manufacturers will be successful. Should there be a shortfall in the Company's business performance from its expected results, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

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

        The Company had experienced significant growth, which had and could continue to strain its personnel, financial and other resources. In particular, the sale and distribution of products to numerous leading PC systems manufacturers in diverse markets and the requirements of such manufacturers for design support places substantial demands on the Company's research and development and sales functions. Continued expansion of sales and distribution of products to numerous large system manufacturing customers, should it occur, would require expansion of the Company's research and development, production and marketing and sales capabilities. Sales growth, should it occur, will require additional foundry capacity and the Company has contracted to expand available foundry capacity. Future results will in part depend upon and could be significantly impacted by the Company's ability to manage its resources to support future activities and upon its ability to finance further expanded foundry capitalization and production costs.

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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On June 24, 1996, Core 2 Electronics, Inc. ("Core 2"), a former sales representative of Trident Microsystems, Inc. (the "Company"), filed a Demand for Arbitration with the American Arbitration Association. Pursuant to the Demand, Core 2 is seeking approximately $410,000 plus interest with respect to certain breach of contract claims and unspecified punitive damages. The arbitration commenced on October 27, 1997 and is ongoing. The Company believes that Core 2's claims are without merit and intends to oppose them vigorously. However, no assurance can be given that the Company will prevail in this matter.

ITEM 2:  CHANGES IN SECURITIES

         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4:  SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

         Not applicable

ITEM 5:  OTHER INFORMATION

         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this Form:

         Exhibit     Description
         -------     -----------
         27.1        Financial Data Schedule. (1)

----------
(1) Filed herewith.

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 12, 1998 on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)


/s/ FRANK C. LIN
----------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)


/s/ W. STEVEN ROWE
----------------------------------------------
W. Steven Rowe
Vice President, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------
   27.1                  Financial Data Schedule