Form 10-Q
period 1998-03-31
TRIDENT MICROSYSTEMS INC
filed 1998-05-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                              Yes [X]    No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 1998 was 13,190,039.

              This document (including exhibits) contains 18 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                Page
                                                                                                ----

                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - March 31, 1998 and
         June 30, 1997 (Unaudited)                                                                 3

        Condensed Consolidated Statement of Operations for the Three Months
         and Nine Months Ended March 31, 1998 and 1997 (Unaudited)                                 4

        Condensed Consolidated Statement of Cash Flows for the Nine Months
         Ended March 31, 1998 and 1997 (Unaudited)                                                 5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                       6

Item 2: Management's Discussion and Analysis of Financial Condition                                9
         and Results of Operations


                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                         16

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited, In Thousands)



                                                                 March 31,           June 30,
                                                                   1998                1997
                                                               -----------         -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $    33,859         $    29,745
   Short-term investments                                            6,542              30,200
   Accounts receivable, net                                         10,077              20,160
   Inventories                                                      18,744               7,296
   Deferred income taxes                                             2,926               2,926
   Prepaid expenses and other assets                                 1,288               1,171
                                                               -----------         -----------
       Total current assets                                         73,436              91,498

 Property and equipment, net                                         7,967               7,463
 Investment in joint venture                                        49,289              39,631
 Long-term investment                                                2,000                  --
 Other assets                                                        1,349                 441
                                                               -----------         -----------
       Total assets                                            $   134,041         $   139,033
                                                               ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $     7,077         $    14,274
   Accrued expenses and other liabilities                            9,104              10,220
   Current portion of obligation under capital lease                   375                 286
   Income taxes payable                                              3,150               1,766
                                                               -----------         -----------
       Total current liabilities                                    19,706              26,546
   Deferred income taxes                                             2,223               2,223
   Obligations under capital lease                                     441                 707
                                                               -----------         -----------
       Total liabilities                                            22,370              29,476
                                                               -----------         -----------

 Stockholders' equity:
   Capital stock and additional paid-in capital                     44,725              42,812
   Retained earnings                                                68,031              67,830
   Treasury stock, at cost, 100 shares                              (1,085)             (1,085)
                                                               -----------         -----------
       Total stockholders' equity                                  111,671             109,557
                                                               -----------         -----------
       Total liabilities and stockholders equity               $   134,041         $   139,033
                                                               ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited, In Thousands, Except Per Share Data)


                                                         Three Months Ended                  Nine Months Ended
                                                              March 31,                           March 31,
                                                    ---------------------------          ---------------------------
                                                      1998               1997              1998               1997
                                                    --------           --------          --------           --------

Net sales                                           $ 28,249           $ 46,511          $ 93,727           $143,214

Cost of sales                                         18,518             29,064            60,216             92,090
                                                    --------           --------          --------           --------

Gross margin                                           9,731             17,447            33,511             51,124

Research and development expenses                      7,175              5,423            20,440             16,163

Sales, general and administrative expenses             4,414              5,718            15,015             16,552
                                                    --------           --------          --------           --------

Income (loss) from operations                         (1,858)             6,306            (1,944)            18,409

Interest income, net                                     576                360             2,223              1,332
                                                    --------           --------          --------           --------

Income (loss) before income taxes                     (1,282)             6,666               279             19,741

Provision (benefit) for income taxes                    (359)             2,134                78              6,319
                                                    --------           --------          --------           --------

Net income (loss)                                   $   (923)          $  4,532          $    201           $ 13,422
                                                    ========           ========          ========           ========

Basic earnings (loss) per share                     $  (0.07)          $   0.35          $   0.02           $   1.06
                                                    ========           ========          ========           ========

Common shares used in computing basic
   per share amounts                                  13,090             12,815            13,020             12,692
                                                    ========           ========          ========           ========

Diluted earnings (loss) per share                   $  (0.07)          $   0.32          $   0.01           $   0.95
                                                    ========           ========          ========           ========

Common and common equivalent shares used
   in computing diluted per share amounts             13,090             14,280            14,661             14,128
                                                    ========           ========          ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, In Thousands)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                             ---------------------------
                                                                               1998               1997
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $    201           $ 13,422
    Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                                         2,830              1,999
          Provision for doubtful accounts                                          71                174
          Changes in assets and liabilities:
             Accounts receivable                                               10,012             (6,941)
             Inventories                                                      (11,448)            16,602
             Prepaid expenses and other current assets                           (117)             6,319
             Other assets                                                        (908)            (2,519)
             Accounts payable                                                  (7,197)           (10,894)
             Accrued expenses and other liabilities                            (1,116)             1,914
             Income tax payable                                                 1,384                310
                                                                             --------           --------
                Net cash provided by (used in) operating activities            (6,288)            20,386
                                                                             --------           --------
CASH FLOWS FROM INVESTING  ACTIVITIES:
    Sale of short-term investments, net                                        23,658              4,334
    Purchases of property and equipment                                        (3,334)            (2,467)
    Payment from vendor under capacity agreement                                   --             14,400
    Investment in joint venture                                                (9,658)           (25,915)
    Long-term investment                                                       (2,000)                --
                                                                             --------           --------
                Net cash provided by investing activities                       8,666             (9,648)
                                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations                                       (177)                --
    Principal repayment by stockholder of note receivable                          --                585
    Issuance of common stock                                                    1,913              1,959
                                                                             --------           --------
                Net cash provided by financing activities                       1,736              2,544
                                                                             --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       4,114             13,282
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               29,745             16,894
                                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 33,859           $ 30,176
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

NOTE 3: INVENTORIES

        Inventories consisted of the following (in thousands):

                      March 31, 1998   June 30, 1997
                      --------------   -------------
Work in process          $ 5,457          $ 3,154
Finished goods            13,287            4,142
                         -------          -------
                         $18,744          $ 7,296
                         =======          =======

NOTE 4: JOINT VENTURE AGREEMENT

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC) and other venture partners to establish a foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. At March 31, 1998, the Company held a 9.3% equity ownership in UICC. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant as a primary source for wafers, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in 1999.

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.


                                                       Three Months Ended                              Three Months Ended
                                                         March 31, 1998                                  March 31, 1997
                                          --------------------------------------------  --------------------------------------------
                                          Income (loss)       Shares       Per-Share       Income          Shares        Per-Share
                                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)      Amount
                                          -------------   -------------  -------------  -------------   -------------  -------------

Basic EPS
Net income (loss) available to common
   stockholders                           $        (923)         13,090  $       (0.07) $       4,532          12,815  $        0.35
                                                                         =============                                 =============
Effect of Dilutive Securities
Common stock equivalents                             --              --                            --           1,465
                                          -------------   -------------                 -------------   -------------
Diluted EPS
Net income (loss) available to common
   stockholders and assumed
   conversions                            $        (923)         13,090  $       (0.07) $       4,532          14,280  $        0.32
                                          =============   =============  =============  =============   =============  =============


                                                       Nine Months Ended                               Nine Months Ended
                                                         March 31, 1998                                  March 31, 1997
                                          --------------------------------------------  --------------------------------------------
                                             Income           Shares       Per-Share       Income          Shares        Per-Share
                                           (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)      Amount
                                          -------------   -------------  -------------  -------------   -------------  -------------

Basic EPS
Net income available to common
   stockholders                           $         201          13,020  $        0.02  $      13,422          12,692  $        1.06
                                                                         =============                                 =============

Effect of Dilutive Securities
Common stock equivalents                             --           1,641                            --           1,436
                                          -------------   -------------                 -------------   -------------
Diluted EPS
Net income available to common
   stockholders and assumed
   conversions                            $         201          14,661  $        0.01  $      13,422          14,128  $        0.95
                                          =============   =============  =============  =============   =============  =============


        Options to purchase 4,167,841 shares of common stock were outstanding during the three month period ended March 31, 1998 but were not included in the computations of diluted EPS because the Company incurred a loss for the three month period. Options to purchase 61,301 shares of common stock were outstanding during the nine month period ended March 31, 1998 but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 61,301 and 118,801 shares of common stock were outstanding during the three and nine months ended March 31, 1997 and were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and nine months ended March 31, 1998 and 1997:

                                                Three Months Ended              Nine Months Ended
                                                     March 31,                      March 31,
                                             ------------------------       ------------------------
                                               1998            1997           1998            1997
                                             --------        --------       --------        --------

Net sales                                       100.0%          100.0%         100.0%          100.0%
Cost of sales                                    65.6            62.5           64.2            64.3
                                             --------        --------       --------        --------
Gross margin                                     34.4            37.5           35.8            35.7
Research and development                         25.4            11.7           21.8            11.3
Selling, general and administrative              15.6            12.3           16.0            11.5
                                             --------        --------       --------        --------
Income (loss) from operations                    (6.6)           13.5           (2.0)           12.9
Interest income, net                              2.0             0.8            2.4             0.9
                                             --------        --------       --------        --------
Income (loss) before income taxes                (4.6)           14.3            0.4            13.8
Provision (benefit) for income taxes             (1.3)            4.6            0.1             4.4
                                             --------        --------       --------        --------
Net income (loss)                                (3.3)%           9.7%           0.3%            9.4%
                                             ========        ========       ========        ========


Net Sales

        Net sales for the three months ended March 31, 1998 were $28.2 million or 39% less than the $46.5 million reported in the three months ended March 31, 1997, and increased $1.3 million, or 5%, from the $26.9 million reported in the three months ended December 31, 1997. The sales increase from the three months ended December 31, 1997 was predominantly due to an increase in unit shipments in 3D desktop products which offset declines in all other desktop and notebook product lines. Net sales for the nine months ended March 31, 1998 were $93.7 million or 35% less than the $143.2 million reported in the nine months ended March 31, 1997. For the three and nine months ended March 31, 1998, sales have declined compared to the prior year as product revenue from the newly introduced 3D products in both the desktop and notebook area were not enough to offset declines in the older less in demand 2D products. Desktop and portable products accounted for 67% and 30%, respectively, of the Company's sales for the three months ended March 31, 1998, and 53% and 41%, respectively, for the three months ended March 31, 1997. In the nine month period ended March 31, 1998, desktop and portable products accounted for 57% and 40% of total sales, respectively. In the nine month period ended March 31, 1997, desktop and portable products accounted for 57% and 36% of total sales, respectively.

        Sales to North American and European customers represented 15% of net sales in the three months ended March 31, 1998, a decrease from approximately 22% in the three months ended March 31, 1997. Sales to North American and European customers decreased to approximately 16% of net sales in the nine months ended March 31, 1998 from approximately 26% in the same prior fiscal year period. This decrease is primarily due to a decrease in OEM sales in North America and Europe. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 85% of net sales in the three months ended March 31, 1998, up from approximately 78% in the three months ended March 31, 1997. Sales to Asian customers accounted for approximately 84% of net sales in the nine months ended March 31, 1998, up from 74% in the nine months ended March 31, 1997. In the three months ended March 31, 1998, sales to three customers accounted for 22%, 12%, and 12% of net sales, respectively. In the three months ended March 31, 1997, sales to three customers, accounted for 26%, 11%, and 11% of net sales, respectively. In the nine months ended March 31, 1998, sales to two customers, accounted for 17% and 10% of net sales, respectively. In the nine months ended March 31, 1997, sales to four customers, accounted for 22%, 11%, 10%, and 10% of net sales, respectively. The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 9% and 20% of revenues during the three months ended March 31, 1998 and 1997, respectively, and 11% of revenues during the nine months ended March 31, 1998, down from 19% in the nine months ended March 31, 1997. Sales returns from distributors have historically not been material. However, during the first six months of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These levels have declined over the quarter ended March 31, 1998 to a level that the Company believes is not material. The Company expects returns to remain at an immaterial level for the remainder of calendar 1998. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

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


Gross Margin

        Gross margin decreased to $9.7 million for the three months ended March 31, 1998, down from $17.4 million in the three months ended March 31, 1997. The gross margin as a percent of sales for the three month period ended March 31, 1998 decreased to 34% of net sales as compared to 38% for the three months ended March 31, 1997. Gross margin for the three months ended March 31, 1998 was adversely affected by lower sales of notebook products which traditionally have been higher margin products, continued above normal ASP declines across all product lines, and the positioning of our 3D desktop products in the more price sensitive portion of the market. Gross margin decreased to $33.5 million for the nine months ended March 31, 1998, down from $51.1 million for the nine months ended March 31, 1997. Gross margin as a percent of net sales for the nine month period ended March 31, 1998 remains flat as compared to the nine month period ended March 31, 1997.

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


Research and Development

        Research and development expenses for the three months ended March 31, 1998 increased to $7.2 million from the March 31, 1997 three month period of $5.4 million. As a percent of net sales, research and development expenses increased to 25% for the three months ended March 31, 1998 from 12% of net sales for the three months ended March 31, 1997. Research and development expenditures for the nine months ended March 31, 1998 increased to $20.4 million from the March 31, 1997 nine month period of $16.1 million. The Company has increased its research and development efforts to introduce new products and intends to continue making substantial investments in research and development personnel and other expenses. In particular, the Company has increased its investment in its multimedia development to bring stand-alone and integrated multimedia products to the marketplace. This multimedia investment has increased by about $0.9 million for the three months ended March 31, 1998 from the three months ended March 31, 1997.


Selling, General and Administrative

        Selling, general and administrative expenses decreased to $4.4 million in the three months ended March 31, 1998 from $5.7 million in the three months ended March 31, 1997. As a percent of net sales, selling, general and administrative expenditures increased to 16% of net sales for the three months ended March 31, 1998 from 12% of net sales in the three months ended March 31, 1997. In the nine months ended March 31, 1998, selling, general and administrative expenditures decreased to $15.0 million, from the March 31, 1997 nine month period of $16.6 million. Selling, general and administrative expenditures increased to 16% of net sales for the nine months ended March 31, 1998 from 12% of net sales in the nine months ended March 31, 1997. The decrease in selling, general and administrative expenditures in actual dollars is attributed primarily to a decrease in representative commissions due to lower sales for both the three month and nine month periods ending March 31, 1998. Also the Company will continue to monitor and control its selling, general and administrative expenses.


Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income increased to $576,000 in the three months ended March 31, 1998 from $360,000 in the same prior year period primarily as the result of higher average cash levels invested by the Company. In the nine month period ended March 31, 1998, interest income increased to $2,223,000 from $1,332,000 in the nine month period ended March 31, 1997.

Provision for Income Taxes

        As a percentage of income before income taxes, the provision for income taxes is 28% for the three month and nine month periods ended March 31, 1998, and 32% for the three month and nine month periods ended March 31, 1997. The effective income tax rates were below the U. S. statutory rate primarily because operations in foreign countries were subject to lower income tax rates.


Year 2000 Conversion Project

        The Company has commenced, for all of its proprietary information systems, a Year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management's assessment of its internal Year 2000 compliance expense is expected to be no more than $20,000.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $33.9 million and short-term investments of $6.5 million. The decline in short-term investments from $15.4 million at December 31, 1997 was primarily the result of payments of accounts payable during the quarter ended March 31, 1998.

        In the nine months ended March 31, 1998, $6.3 million of cash was used by operations, compared to the nine months ended March 31, 1997 in which $20.4 million of cash was provided by operations. The decrease was mainly the result of less profitable operations, an increase in inventories, and a decrease in accounts payable, offset in part by a decrease in accounts receivable for the nine months ended March 31, 1998. The increase in inventories was due to the decrease in sales relative to original expectations. Going forward, the Company has readjusted sales expectations and is continuing to work to reduce inventory levels. Capital expenditures were $3.3 million for the nine months ended March 31, 1998 compared to $2.5 million for the nine months ended March 31, 1997.

        During the three months ended December 31, 1997, $2.0 million of cash was invested in a privately-held semiconductor design company for an equity interest of less than 10%. The investment is presented as a long-term investment in the financial statements.

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC), under which the Company committed to invest an amount of New Taiwan dollars equivalent to approximately U.S. $49.3 million for a 9.3% equity ownership in a joint venture with UMC and other venture partners to establish a new foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the new foundry guarantees to Trident 12.5% of the foundry's total wafer supply. The Company made the first payment, amounting to U.S. $13.7 million, in January 1996. The Company made an additional payment of U.S. $25.9 million in January 1997. The final payment under the joint venture agreement in the amount of $9.7 million was paid in December 1997. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, Republic of China, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, are insured. Trident is not currently using the UICC fabrication plant as a source for wafers, and there are no existing Trident products on UICC's production lines. Trident believes that it has secured sufficient wafer capacities from UMC, Taiwan Semiconductor Manufacturing Company ("TSMC"), and Samsung Semiconductor Company to facilitate its new product production. The Company feels its wafer supplies are sufficient, and currently anticipates no shortage of wafers due to the fire. The UICC foundry is being rebuilt and is expected to begin production in 1999.

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

        The Company expects to finalize a $13.9 million unsecured bank line of credit in the fourth quarter of fiscal 1998. Under the proposed terms of the line of credit, the Company may elect to convert a portion or the total credit line into a three year term loan.

        The Company's Board of Directors has approved a $20 million stock repurchase program. The Company's cash reserves may decline as a result of their use in this program. See Subsequent Events.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements herein are forward looking statements, including those regarding the Company's intention to continue to introduce new products, expected sales to Asian customers, the Company's expectations regarding pricing pressures and gross margin from new products and the Company's plan to invest in research and development and to control selling, general, and administrative. The actual results could vary from the Company's expectations, and are subject to a number of risks and dependent on a variety of factors, including those set forth below.

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

        The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the six months ended December 31, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and the Company cannot predict that these exchanges will not re-occur in the future. However, in the three months ended March 31, 1998 exchanges were not significant. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

        Because the Company currently operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. In order to be able to timely introduce new products a number of risk factors have to be overcome. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company cannot assure that product development, the timing of the product introductions the marketplace acceptance of current products under development and the hiring of the personnel required to support new product introductions and new customers, including leading PC systems manufacturers will be successful. Should there be a shortfall in the Company's business performance from its expected results, the Company's financial results would be adversely impacted by the planned growth in expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

        The Company currently relies exclusively upon independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. In calendar year 1995, there was a worldwide shortage of advanced process technology foundry capacity. In response to this shortage, the Company entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's quality, delivery schedule, and/or price requirements.

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

        The Company's principal research and development activity is conducted in Silicon Valley where the competition for technical talent is intense. The Company constantly reviews measures to attract and retain new and existing employees. As a result of the foregoing, the Company is expanding its operations in East Asia with the start of a research and development facility in Shanghai, People's Republic of China in the quarter ended March 31, 1998. This facility currently has thirty employees with more expected by the end of the fiscal year. The Company is considering this expansion and other organizational changes to improve its research and development and product execution efforts. There can be no assurance that these measures will be successful.

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


SUBSEQUENT EVENTS

        Dr. Leonard Liu resigned from the Company's Board of Directors effective April 14, 1998 to pursue other business interests.

        On April 22, 1998 the Company's Board of Directors announced that the Company will repurchase, from time to time, at management's discretion its own common stock for an aggregate price not exceeding $20,000,000 at prevailing market prices over the next twelve months. Through May 13, 1998, the Company repurchased 274,500 shares for $2,100,000 in cash. Purchases will be made using the Company's own cash resources. Shares repurchased will be held as treasury stock until reissued. Shares may be reissued to employees pursuant to the Company's stock option and stock purchase plans or other benefit plans the Company may adopt in the future or for other corporate purposes.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On June 24, 1996, Core 2 Electronics, Inc. ("Core 2"), a former sales representative of Trident Microsystems, Inc. (the "Company"), filed a Demand for Arbitration with the American Arbitration Association. Pursuant to the Demand, Core 2 is seeking approximately $410,000 plus interest with respect to certain breach of contract claims and unspecified punitive damages. The arbitration commenced on October 27, 1997 and was settled in April 1998 with a payment of $28,000.

        On August 12, 1997, Michael Le, a former employee of Trident Microsystems, Inc. (the "Company") filed an employment discrimination lawsuit against the Company in Superior Court for the County of Santa Clara. Le is seeking an unspecified amount of damages. The case is currently in the discovery phase.

ITEM 2: CHANGES IN SECURITIES

        Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not applicable


ITEM 4: SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

        Not applicable


ITEM 5: OTHER INFORMATION

        Not applicable


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        The following exhibits are filed with this Form:

        Exhibit          Description
        -------          -----------
        27.1             Financial Data Schedule.(1)


        (1)     Filed herewith.

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 1998 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)




/s/  Frank C. Lin
------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)




/s/  W. Steven Rowe
------------------------------------------
W. Steven Rowe
Vice President, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


        Exhibit          Description
        -------          -----------
        27.1             Financial Data Schedule.(1)


(1) Filed herewith.