Form 10-K
period 1998-06-30
TRIDENT MICROSYSTEMS INC
filed 1998-09-25
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998           Commission file number 0-20784

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 1998 ($3.406 per share), as reported on Nasdaq National Market was approximately $35,375,967. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 1998, was 12,914,119.

        Part III incorporates by reference from the definitive proxy statement for the registrant's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I.....................................................................................  3
        Item 1.       Business.............................................................  3
        Item 2.       Properties........................................................... 11
        Item 3.       Legal Proceedings.................................................... 11
        Item 4.       Submission of Matters to a Vote of Securities Holders................ 11

PART II.................................................................................... 14
        Item 5.       Market for the Registrant's Common Stock and Related
                      Stockholder Matters.................................................. 14
        Item 6.       Selected and Supplementary Financial Data............................ 15
        Item 7.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................ 16
        Item 7A.      Quantitative and Qualitative Disclosures About Risk.................. 21
        Item 8.       Financial Statements and Supplementary Data.......................... 21
        Item 9.       Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................. 21

PART III................................................................................... 22
        Item 10.      Directors and Executive Officers of the Registrant................... 22
        Item 11.      Executive Compensation............................................... 22
        Item 12.      Security Ownership of Certain Beneficial Owners and Management....... 22
        Item 13.      Certain Relationships and Related Transactions....................... 22

PART IV  23
        Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 23

POWER OF ATTORNEY.......................................................................... 42

SIGNATURES................................................................................. 42

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT................................... 43

PART I

ITEM 1. BUSINESS

        Trident Microsystems, Inc. ("Trident" or the "Company") designs, develops and markets very large scale integrated circuit ("IC") videographics and audio products for the desktop and portable personal computer (PC) market. The Company's graphics, video and audio controllers typically are sold with software drivers, a BIOS and related system integration support. The Company's strategy is to apply its design expertise, which helped it succeed in the market for Super Video Graphics Array ("SVGA") graphics controllers and GUI accelerators, to other high volume graphics and multimedia markets such as Digital Media for the general mass public, flat-panel LCD controllers for notebooks, acceleration of Digital Versatile Disc ("DVD") based live-video playback, and three-dimensional ("3D") display for game and entertainment applications.

        The overall PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature-rich, advanced graphics and multimedia solutions. The Company believes that the systems manufacturers are moving towards reducing system cost to the sub-$1000 level by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as DVD and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a sub-$1000 PC system.

        The Company's overall strategy is to capture these market opportunities by using its design expertise to develop and manufacture videographics and multimedia products that offer a superior combination of price, performance and features. The Company is employing this strategy in the fast-growing graphics and multimedia markets with significant volume potential and is focusing on providing high performance and feature-rich products which it believes will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

        Trident has targeted the PC desktop, portable, and multimedia markets. The desktop market is the largest segment of the PC industry for the Company's graphics and multimedia products and is characterized by intense price competition and rapid technological advances. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphics controllers onto their motherboards. The first two 3D products are the 3DImage975 and 3DImage985, both products incorporate an on-chip triangle set-up engine. Overall, with the rapid desktop transition to 3D in 1997, the Company believes its 3DImage family is well positioned to capitalize on the new market requirements.

        Trident entered the portable market in 1995, and is now one of the leading companies in the market. The Company's portable strategy is to leverage its superior product positioning and continue to deliver the broadest product offering in the industry. The Company's product line includes two 2D 64-bit controllers, the Cyber9382 and Cyber 9385 (with TV-Output), the Cyber 9520 (3D/AGP/2MB SDRAM integrated), the Cyber 9525 DVD (3D/AGP/DVD/2-5MB integrated) and the 3D portable graphics controller, the Cyber9397 and the 3D/AGP/DVD integrated controller, the 9397DVD. In addition, the Company has successfully entered production on the industry's first PCI 2D 64-bit 2MB SDRAM embedded LCD controller. The Company's development direction is a three-way technology drive with 3D, DVD, and embedded SDRAM solutions. Trident's portable vision is to be "The only other chip on the notebookSM" by integrating 2D/3D, DVD, AGP embedded memory, and audio in the future into one product. The Cyber9525DVD/9520DVD together with the Cyber9388 and the DVD functionality in Cyber 9397DVD are the tangible core of this vision.


        The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 25% of net sales for fiscal 1998.

CURRENT PRODUCTS

Desktop Computer Market:

        3DIMAGE975. This is the Company's first 3D graphics accelerator for the desktop market. It features a high performance 3D rendering engine, set-up engine, TrueVideo(R) processor, motion video capture port, and ClearTV(TM) for flicker-free TV-out support.

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

        TGUI9440. This mixed-signal 32-bit GUI accelerator is the Company's third pin-compatible GUI accelerator in the TGUI94xx product line. The device is a high-performance 32-bit graphics accelerator for the efficient use of memory bandwidth by a 32-bit bus. This product was the first integrated GUI accelerator to include a VESA Advanced Feature Connector (VAFC) digital analog converter
(DAC) for high resolution video-in-a-window.

        TKD8001. This is the Company's first integrated 24-bit DAC and dual (memory and video) clock synthesizer. The TKD8001 is designed for use with the Company's standard TVGA8900D/DR controller. Combining the true color DAC and dual clock into one package saves cost and board space as compared with discrete solutions

        TVGA8900D/DR. This is a higher-performance SVGA controller, offering 1024x768 resolution with up to 256 colors non-interlaced or up to 16.7 million colors ("true color") at 640x480 resolution. The TVGA8900D supports the Trident TKD8001, an integrated chip that includes a 24-bit DAC and a clock synthesizer. TVGA8900DR has a BIOS ROM integrated with the controller chip.

        TVGA9000I. This is the Company's first generation mixed-signal SVGA controller, integrating an 8-bit pseudo color DAC and dual clock synthesizer reducing component count, permitting lower cost and more compact system designs. This product supports up to 1024x768 resolution with 16 colors non-interlaced at 70Hz refresh rates.

Portable Computer Market:

        CYBER9397. This is the Company's first 3D color LED flat panel graphics accelerator for the mobile computer market. It features a hardware 3D rendering engine with triangle set-up engine, TrueVideo(R) processor, motion video capture port, dual video windows for videoconferencing, and ClearTVTM for flicker free TV-Output support.

        CYBER 9397DVD. It is the follow-on product to the 9397 with additional integrated AGP 2X and DVD hardware assist. The product provides 3D, AGP and DVD for the mainstream notebook market.

        CYBER9388. The Cyber9388 is the Company's first 64-bit color LCD flat panel graphics accelerator with 2MB embedded SDRAM. It features a single-cycle high performance 2D engine, Time Video(R) processor, motion video capture port, dual video windows for video conferencing, dual display support of different resolution/color-depth/refresh-rate for presentation, and ClearTVTM for flicker-free TV-output support.

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

Audio Product:

        4DWAVE-DX. This is the Company's first PCI audio accelerator and is based on Microsoft's PC9x and Intel's AC'97 initiatives. It provides acceleration of up to 64 stereo audio streams and offers audio effects, such as reverb and chorus. Its wavetable engine provides high quality audio output without requiring expensive external components. It also accelerates 3D positional audio for most of today's more popular games. This product is mainly focused on the segment zero portion of the PC market by providing high performance at a low price.

NEW PRODUCTS

        The following products are being sampled in limited quantities. The Company's future success depends upon the successful completion of these and other new products. There can be no assurance that the Company will be able to commence shipment of these products in a timely manner or that they will be successful in the marketplace.

Portable Products:

        CYBER9525DVD. Pin compatible with Cyber 9520, Cyber 9525DVD offers additional hardware assist for DVD (MPEG2) video playback and on-chip 2-5MB memory.

        CYBER9520. This is the Company's first 3D/AGP/2MB embedded 64-bit color LCD flat panel graphics controller. It's based on the 9397DVD 3D core but without the triangle set-up hardware to provide 3D for the mainstream notebook market.

Desktop Product:

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

SALES, MARKETING AND DISTRIBUTION

        The Company sells its products primarily through direct sales efforts. The Company has sales offices in Taipei, Taiwan; Hong Kong, China; Tokyo, Japan; Houston, Texas and Mountain View, California. The Company's offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. The Company also markets its products through independent sales representatives and distributors.

        The Company's desktop customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, VARs and distributors. However, in the past few years leading systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers.

        Trident's future success depends in large part on the success of its sales to leading systems manufacturers. The Company continues to focus its sales and marketing efforts with the goal of increasing sales to the leading PC systems manufacturers and OEM channel. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip.

        During fiscal 1998, the Company generated 84% of its revenues from Asia and 16% from North America and the rest of the world. Major systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by the Company are reflected in the Company's revenues in Asia. Sales to two customers, Union Computer and Fujitsu accounted for approximately 15% and 11% of net sales, respectively, for fiscal 1998. A small number of customers frequently account for a majority of the Company's sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Future operating performance may be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect the Company's operating results in the future. For additional information on foreign and domestic operations, see
Note 8 of Notes to Financial Statements.

MANUFACTURING

        Trident has adopted a "fabless" manufacturing strategy whereby Trident contracts-out its wafer fabricating needs to qualified contractors that it believes provide cost, technology or capacity advantages for specific products. As a result, the Company has generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus its resources on product design, quality assurance, marketing and customer support. The Company has, however, made a substantial investment in a manufacturing joint venture. Trident's wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages the manufacturing operations of the Company.

        In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company entered into a joint venture agreement in August 1995 with United Microelectronics Corporation ("UMC"), one of the Company's current foundries, under which the Company invested a certain amount of New Taiwan dollars, equivalent to approximately U.S.$49.3 million for a 9.3% equity interest in a joint venture with UMC and other venture partners. The Company has been guaranteed 12.5% of total wafer supply from the wafer fabrication facility of the new venture, United Integrated Circuits Corporation ("UICC"). The UMC agreement is expected to provide the Company with substantial additional capacity; however, it will also expose the Company to certain financial risk if the Company does not obtain enough purchase orders from its customers to consume the capacity or if the joint venture is not successful in its operations. Part of the joint venture foundry facility was destroyed in a fire on October 3, 1997. The facility is being rebuilt with insurance proceeds and is expected to be completed in 1999.

        In fiscal 1998, the Company's primary foundries were UMC and Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company also received additional capacity from Samsung Semiconductor, Inc. and Winbond Electronics Corporation. In January 1997, the Company renegotiated its June 1995 wafer purchase agreement with TSMC. This agreement committed the Company to purchase and the supplier is to provide a certain number of wafers each year. In January 1997 TSMC reimbursed U.S.$14.4 million to Trident in conclusion of this agreement, but the Company and TSMC continue to maintain their semiconductor foundry relationship. The Company will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

        The Company purchases product in wafer form from the foundries and manages the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, the Company has been adding personnel and equipment to this area. The Company's goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers' quality assurance procedures, the Company has developed and maintained test tools, detailed test procedures and test specifications for each product and requires the foundry and third party contractors to use those procedures and specifications before shipping finished products. The Company has experienced few customer returns based on the quality of its products. However, Trident's future return experience may vary because its newer, more complex products are more difficult to manufacture and test. In addition, some of its customers, including major PC systems manufacturers may subject those products to more rigid testing standards than in the past.

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

RESEARCH AND DEVELOPMENT

        The Company conducted substantially all of its product development in-house and had a staff of 293 research and development personnel as of June 30, 1998. The Company is focusing its development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, flat panel controller products for notebook PCs and multimedia products. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, the Company is investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in the Company's future products, providing additional functionality and integration.

COMPETITION

        The markets in which the Company competes are highly competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include price, performance, the timing of new product introductions by the Company and its competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. The Company's principal current competitors in graphics include ATI Technologies, Inc., Chips and Technologies, Inc. (an Intel subsidiary), Cirrus Logic, Inc., Intel Corporation, NeoMagic, Inc., and S3 Inc. and potential competitors include certain large semiconductor manufacturers including National Semiconductor Corporation, and emerging semiconductor manufacturers. Current competitors in audio include Cirrus Logic, Inc., Creative Labs, Inc., and ESS Technology, Inc. Certain of the Company's current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company.

        Leading PC systems manufacturers have increased market share in desktop and portable PC systems in recent years. The Company believes that performance, features and quality are particularly important in the North American, Japanese and European systems manufacturer markets, and that integration of various functions on a single IC is becoming increasingly important in these markets. While the Company has recently gained entry to these geographic markets, there can be no assurance that the Company will continue to be able to compete successfully as to price or any other factor or that the Company will continue to be successful in its efforts to expand sales in these markets. The failure of the Company to meet the technological and pricing challenges of its competition would have an adverse effect on the Company's results of operations.

INTERNATIONAL OPERATIONS

        The Company's wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, China and Taipei, Taiwan. The Company's wholly-owned subsidiary, Trident Microsystems Japan K.K. maintains a sales office in Tokyo, Japan. Trident Far East is responsible for the manufacturing of the Company's products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan and Japan offices provide sales and technical support for customers in their respective regions. Each office directly hires its own employees. The Company has established research and development facilities in Hsinchu, Taiwan and Shanghai, China.

        During fiscal 1998, 1997 and 1996, sales to OEM, ODM, and adapter card customers in Asia accounted for approximately 84%, 74% and 78% of the Company's net sales, respectively, and the Company anticipates that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture the Company's products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. The Company's sales have been adversely affected recently by the general economic decline in Asia. Also, political instability or significant changes in economic policy could disrupt the Company's operations in foreign countries or result in the curtailment or termination of such operations. While the Company has not experienced any other material adverse effects on its operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products. In the future, however, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not have a portfolio of patents, the Company may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license was not made available to the Company on commercially reasonable terms, the Company would be adversely affected. In addition, the laws of certain countries in which the Company's products have been or may be developed, manufactured or sold, including the People's Republic of China, Taiwan and Korea, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States of America.

        Trident and TrueVideo are registered trademarks, and 3DImage975, ProVidia9685, ProVidia9680, ProVidia9682, TVG9470, TGUI9440, TKD8001, TVGA8900D/DR, TVGA9000i, Cyber9397, Cyber9397DVD, Cyber9388, Cyber9382, Cyber9385, Cyber9320, Omega82C094, Omega82C28, Omega82C722G, Omega82C722GX, Omega82C365G, Cyber9525DVD, Cyber9520, 3DImage985, are trademarks of the Company. Windows, Windows 95, Windows NT and Video for Windows are trademarks of Microsoft Corporation. OS/2 is a trademark of International Business Machines Corporation. Other trademarks used herein are the property of their respective owners.

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

SEGMENTS

        Trident operates in the videographics and audio segments as described above.

EMPLOYEES

        As of June 30, 1998, the Company had 439 full time employees, including 293 in research and development, 49 in product testing, quality assurance and operations functions, 67 in marketing and sales and 30 in finance, human resources, and administration. The Company instituted a reduction in force of approximately 10% in July, 1998 and its total full time employees at August 31, 1998 was 398 with 264 in research and development, 46 in product testing, quality assurance and operations functions, 60 in marketing and sales and 28 in finance, human resources and administration. The Company has no plans to increase its employee base during fiscal 1999. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where the Company is located. The Company's future success will depend in great part on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

        The Company leases two buildings, one of approximately 58,000 square feet and a second one of approximately 26,000 square feet, on North Bernardo Avenue in Mountain View, California, pursuant to leases which expire in June 1999 and February 2000, respectively. These buildings are used as the Company's headquarters and include development, marketing and sales, and administrative offices. The Company also leases a 5,400 square foot research and development facility in Chandler, Arizona. The Company leases office space for a sales office in Houston, Texas. This sales office totals approximately 500 square feet. Other Company leases include a 10,000 square foot office in Kowloon, Hong Kong, China, for the Hong Kong branch office of the Cayman Islands subsidiary, an 8,000 square foot sales office in Taipei, Taiwan, a 32,000 square foot research and development facility in Hsinchu, Taiwan, a 11,000 square foot research and development facility in Shanghai, China and a 300 square foot sales office in Tokyo, Japan for the Japanese subsidiary.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        As of June 30, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                         Age        Position                            Employed Since
----                         ---        --------                            --------------
Frank C. Lin                  53        President, Chief Executive                 1987
                                        Officer and Chairman of the Board

Jung-Herng Chang, Ph.D.       42        Senior Vice President, Graphics            1992
                                        Engineering

Peter Jen                     51        Senior Vice President, Asia                1988
                                        Operations and Chief Accounting
                                        Officer

Gerald Liu, Ph.D.             41        Senior Vice President, Product             1996
                                        Marketing

Amir Mashkoori                36        Senior Vice President, Operations          1995
                                        and Business Development

        Mr. Lin founded Trident in July 1987 and has served in his present position since that time. His career spans 25 years in the computer and communications industries. Prior to Trident, he was Vice President of Engineering and co-founder of Genoa Systems, Inc., a graphics and storage product company. Before Genoa, Mr. Lin worked for GTE, ROLM, and was a senior manager at Olivetti Advanced Technical Center in Cupertino, CA. He holds a M.S.E.E. from the University of Iowa and an B.S.E.E. from National Chiao Tung University, Taiwan. Mr. Lin is also a board member of Monte Jade Science and Technology Association and United Integrated Circuits Corporation ("UICC"). UICC is a joint venture among UMC, Trident and other fabless semiconductor companies.

        Dr. Chang joined the Company in July 1992. He was appointed to his present position in January 1998. He was appointed Vice President, Engineering in July 1994, and served as Chief Technical Officer from July 1992 through June 1994. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc., a workstation company. From September 1985 through September 1988, he was a research member at IBM's Thomas J. Watson Research Center. Dr. Chang holds a Ph.D. in Computer Science and a M.S. in Electrical Engineering and Computer Science from the University of California, Berkeley, and a B.S. in Electrical Engineering from the National Taiwan University.

        Mr. Jen joined the Company in August 1988. He was appointed to the position of Chief Accounting Officer in September 1998 and Senior Vice President, Asia Operations in January 1998. He was appointed to the position of Vice President, Asia Operations in April 1995, and served as General Manager of Asia Operations from April 1994 to April 1995. He served as Vice President, Operations from September 1992 to March 1994, and served as Vice President, Finance from October 1990 through August 1992. From September 1985 to July 1988, he was Controller at Genoa Systems, Inc., a graphics chipset design company. Prior to that time, Mr. Jen served in finance and operations positions for various corporations, including Bristol-Myers (Taiwan), Pacific Glass Corporation, a subsidiary of Corning Glass Works, and Philips Telecommunicatie Industrie, B.V. Mr. Jen holds an M.B.A. in Marketing from Central Missouri State University and a B.S. in Accounting from National Taiwan University.

        Dr. Liu was appointed to his present position in January 1998. He joined Trident in January 1996 with 15 years of broad industry experience. Prior to joining Trident, Dr. Liu served eight years as founder and president of venture-backed Knights Technology and its affiliate Omega Micro, Inc., a core logic company acquired by Trident in January 1996. He continued to serve as a board member of Knights Technology until its acquisition by Electroglas. Prior to his joining Knights Technology, he had been with Fairchild Semiconductor. He also was President of the

Chinese Institute of Engineers, San Francisco Bay Chapter and a founding board member of Chinese Software Professional Engineers. He holds a Ph.D. in Computer Science from the University of California, Berkeley, a M.S.E.E. from the University of Illinois, Chicago, and a B.S.E.E. from National Taiwan University.

        Mr. Mashkoori was appointed to his present position in January 1998. He joined Trident in December 1995 as Vice President, Operations after 17 years with Advanced Micro Devices, Inc. where he last held the position of Director of Operations for the nonvolatile memory division. Prior to his directorship he worked in a variety of management positions at AMD International operations and memory test groups. He holds an M.B.A. and a B.S. in Finance from San Jose State University.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on December 16, 1992 under the Nasdaq symbol TRID. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
Nasdaq:

Year Ended June 30,          High           Low
-------------------          ----           ---
1997
First Quarter             $16.750        $ 8.625
Second Quarter             23.125         14.500
Third Quarter              24.500         12.625
Fourth Quarter             16.000          8.750

1998
First Quarter             $19.375        $10.875
Second Quarter             16.875          7.688
Third Quarter              10.250          7.063
Fourth Quarter              7.875          5.000

        As of June 30, 1998, there were approximately 199 registered holders of record of the Company's common stock.

        The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED AND SUPPLEMENTARY FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                          YEAR ENDED JUNE 30,
                                                                ------------------------------------------------------------------
(in thousands, except per share data)                             1998            1997          1996         1995          1994
                                                                ---------       ---------     ---------    ---------     ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                                       $113,002        $177,934      $168,089     $106,766      $69,139
Income (loss) from operations                                     (9,520)         20,553        22,742        9,776          973
Net Income (loss)                                                 (5,106)         15,340        16,860        8,011        1,480
Basic earnings (loss) per share                                    (0.39)           1.20          1.38         0.69         0.13
Diluted earnings (loss) per share                                  (0.39)           1.09          1.26         0.61         0.12

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term and investments          $ 36,886        $ 59,945      $ 41,228     $ 60,636      $50,492
Working capital                                                   47,881          64,952        58,618       61,610       50,713
Total assets                                                     118,427         139,516       127,510       88,665       75,269
Long-term debt, less current portion                                 350             707            --           --           --
Total stockholders' equity                                       104,891         109,557        90,184       66,141       56,116

               SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                   FISCAL 1998 QUARTER ENDED
                                                ------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)          JUNE 30           MARCH 31         DECEMBER 31        SEPTEMBER 30
 ------------------------------------           -------           --------         -----------        ------------
Net sales                                       $19,274            $28,249            $26,939            $38,539
Gross margin                                      4,088              9,731              8,234             15,546
Income (loss) from operations                    (7,577)            (1,858)            (3,529)             3,443
Net income (loss)                                (5,307)              (923)            (1,949)             3,073
Basic earnings (loss) per share                 $ (0.41)           $ (0.07)           $ (0.15)           $  0.24
Diluted earnings (loss) per share               $ (0.41)           $ (0.07)           $ (0.15)           $  0.21


                                                                    FISCAL 1997 QUARTER ENDED
                                                ------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)          JUNE 30           MARCH 31         DECEMBER 31        SEPTEMBER 30
 ------------------------------------           -------           --------         -----------        ------------
Net sales                                       $34,720            $46,511            $51,864            $44,838
Gross margin                                     13,407             17,447             18,413             15,263
Income from operations                            2,144              6,306              7,273              4,830
Net income                                        1,918              4,532              5,365              3,525
Basic earnings per share                        $  0.15            $  0.35            $  0.42            $  0.28
Diluted earnings per share                      $  0.14            $  0.32            $  0.38            $  0.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANNUAL RESULTS OF OPERATIONS

         The following table sets forth the percentages that consolidated statement of operations items are to net sales for the years ended June 30, 1998, 1997 and 1996:

                                                       YEAR ENDED JUNE 30,
                                                    ------------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
Net sales                                            100 %     100%      100%
Cost of sales                                         67        64        66
                                                    ----      ----      ----
Gross margin                                          33        36        34
Research and development                              25        12        11
Selling, general and administrative                   17        12        10
                                                    ----      ----      ----
Income (loss) from operations                         (9)       12        13
Interest income, net                                   2         1         2
                                                    ----      ----      ----
Income (loss) before provision for income taxes       (7)       13        15
Provision (benefit) for income taxes                  (2)        4         5
                                                    ----      ----      ----
Net income (loss)                                     (5)        9        10
                                                    ====      ====      ====

Net Sales

         Net sales in fiscal 1998 decreased to $113.0 million, or 36%, from $177.9 million reported in fiscal 1997. The decrease in net sales was primarily due to decreases in unit volume shipments and average selling prices (ASPs) of approximately 26% of graphical user interface (GUI) accelerators and graphics controllers in fiscal 1998 as compared to fiscal 1997. Sales of portable products of $44.9 million were approximately 40% of the Company's net sales in fiscal 1998 as compared to $65.8 million or 37% of net sales in fiscal 1997. Sales of GUI accelerator desktop products were approximately $64.0 million or 57% of the Company's net sales in fiscal 1998 as compared to approximately $92.5 million or 52% in fiscal 1997.

         Net sales in fiscal 1997 increased to $177.9 million, or 6%, above the $168.1 million reported in fiscal 1996. The increase in net sales was primarily due to increases in the unit volume shipments of graphical user interface (GUI) accelerators and graphics controllers of approximately 21% in fiscal 1997 as compared to fiscal 1996 but was partly offset by the decrease in ASPs of approximately 12% from 1996 ASPs. Sales of portable products increased to approximately 37% of the Company's net sales in fiscal 1997 from only 15% in fiscal 1996. Sales of GUI accelerator desktop products declined to approximately 52% of the Company's net sales in fiscal 1997 from approximately 66% in fiscal 1996.

         The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 25% of net sales for fiscal 1998, a decrease from 41% in fiscal 1997, and 37% in fiscal 1996. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for 84%, 74% and 78% of net sales in fiscal 1998, 1997, and 1996, respectively. Sales to two customers accounted for approximately 15% and 11% of net sales for fiscal 1998. Sales to three customers accounted for approximately 21%, 12% and 11% of net sales for fiscal 1997; and approximately 16%, 12%, and 11% of net sales for fiscal 1996. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. The Company derives a significant portion of its revenues from sales to distributors. Sales to distributors represented 17% and 19% of net sales during the twelve months ended June 30, 1998 and 1997, respectively. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels.

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

Gross Margin

         Trident's gross margin decreased to 33% in fiscal 1998 from 36% in fiscal 1997. Gross margins were generally lower in fiscal 1998 because of decreasing prices in the personal computer industry and a product mix which was more heavily weighted towards desktop computers which have lower margins than portable computer products. Trident's gross margin increased to 36% in fiscal 1997 from 34% in fiscal 1996 because of a product mix which was more heavily weighted towards notebook GUI accelerators with higher gross margins.

         The Company believes that the prices of high-technology products decline over time, as competition increases and new, advanced products are introduced. The Company expects ASPs of existing products to continue to decline, although the ASPs of the Company's entire product line may remain constant or increase as a result of introductions of new higher-performance products often with additional functionality which are planned to be sold at higher prices. The Company's strategy is to maintain and improve gross margins by (1) developing new products that have higher margins through its custom design methodology and migration to new process technology, and (2) reducing manufacturing costs by large-volume production. There is no assurance that the Company will be able to develop and introduce new products on a timely basis or that it can reduce manufacturing costs.

Research and Development

         Research and development expenditures increased to $28.2 million in fiscal 1998 from $22.1 million and $17.9 million in fiscal 1997 and 1996, respectively. Research and development expenditures as a percentage of net sales were 25%, 12% and 11% in fiscal 1998, 1997 and 1996, respectively. The increase in expenditures in fiscal 1998 compared to fiscal 1997 was primarily due to an increase in spending in multimedia engineering, graphics engineering, the Taiwan Research and Development Center costs and the start-up of the Shanghai Research and Development Center. The increase in expenditures in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in headcount and associated personnel-related costs, increased depreciation, and increased non-recurring engineering expenses and outside engineering services resulting from the Company's increased research and development efforts during 1997. As a result of the Company's cost reduction efforts, the Company expects research and development expenses to remain at or below the levels for fiscal 1998 during fiscal 1999.

Selling, General and Administrative

         Selling, general and administrative expenditures decreased to $19.0 million in fiscal 1998 from $21.9 million in fiscal 1997 and were $16.7 million in fiscal 1996. Selling, general and administrative expenditures as a percentage of net sales were 17%, 12% and 10% in fiscal 1998, 1997 and 1996, respectively. Selling expenditures were $13.5 million in fiscal 1998 as compared to $14.7 million and $11.2 million in fiscal 1997 and 1996, respectively. General and administrative expenditures were to $5.5 million in fiscal 1998 as compared to $7.2 million and $5.5 million in fiscal 1997 and 1996, respectively. Selling costs in fiscal 1998 were lower than fiscal 1997 due to the slow-down in personal computer sales and reductions in marketing personnel. Selling costs in fiscal 1997 were higher than in fiscal 1996 due to additional staffing for an OEM sales team and increased marketing personnel. General and administrative expenditures were lower in fiscal 1998 than in fiscal 1997 primarily due to reductions in bonus expenses, personnel, and consulting services. General and administrative expenditures were higher in fiscal 1997 than in fiscal 1996 primarily due to increases in additional human resources and information systems personnel. As a result of the Company's cost reduction efforts, the Company expects selling, general and administrative expenditures to remain at or below the levels for fiscal 1998 during fiscal 1999.

Interest Income, Net

         The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and the prevailing interest rates. Net interest income increased to $2.4 million in fiscal 1998 from $2.0 million in fiscal 1997 due to cash investments being held in higher yielding certificates of deposit. Interest income decreased slightly to $2.0 million in fiscal 1997 from $2.1 million in fiscal 1996 primarily as a result of declining interest rates in fiscal 1997. A significant amount of the interest earned by the Company during fiscal 1996 was not subject to income taxes.

Provision for Income Taxes

         As a percentage of income before income taxes, the provision (benefit) for income tax was (28)% for fiscal year 1998, and 32% for fiscal years 1997 and 1996. The effective income tax rate was below the statutory rate primarily because of operations in foreign countries with lower income tax rates. In addition, a significant portion of earned interest was not subject to federal income tax in fiscal 1996. Based on a number of factors, as of June 30, 1998 the Company has provided a valuation allowance for state deferred tax assets due to the uncertainty regarding their realization. These factors include primarily recent operating losses incurred by the Company, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, relatively short duration for carry-forwards of state tax losses, and statutory prohibition on carry back of state tax losses.

Future Results; Forward-Looking Statements

         This report contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the completion of the UICC foundry, trends in the graphics marketplace, the introduction of new products and new technologies in the Company's products and expectations regarding expense levels. Such forward-looking statements represent management's current expectations, are not guarantees and involve risks and uncertainties. Actual results could vary significantly from those expected by the Company. The significant factors that could affect actual results include those specified below, as well as those specifically identified elsewhere in this report.

         The Company has experienced fluctuations in its operating results in the past and anticipates such fluctuations in the future. These fluctuations have been caused by a variety of factors, including seasonal customer demand (particularly during the summer when sales of PCs have traditionally been slower), the timing of new product introductions, the acceptance of new products, economic fluctuations, including fluctuations in Asia in particular, competitive pressures on average selling prices, the availability of foundry and assembly capacities and changes in the mix of products sold and changes in the Company's customer mix. The Company's prior performance should not be presumed to be an accurate indicator of future performance. Future results will depend substantially upon the Company's ability to bring new products and technologies to market on a timely basis, and upon the acceptance of those products. Also, future results will depend upon the market's acceptance of the Company's customers' products which incorporate the Company's products, and the amount and timing of expenditures for research and development, and for selling, general and administrative functions. Operating results have also been adversely affected by fluctuations in the market for desktop or portable PCs, the Company's ability to predict product demand and manage its inventory, and order cancellations or rescheduling. The Company currently expects to report operating losses for the next several quarters and cannot accurately predict when it will return to profitability.

         The Company derives a significant portion of its revenue from sales to distributors. The Company has limited control over the extent to which products sold to distributors are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors. The Company provides reserves for returns and allowances for distributor inventories. These reserves are based on the Company's estimates of inventory held by its distributors and the expected sell through of its products by its distributors. Actual results could differ from these estimates.

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

         The market for graphics controllers has become increasingly competitive, and the Company's results have been and in the future may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the incorporation of graphics functionality into other components and claims by third parties of infringement of patent or similar intellectual property rights.

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

         Sales are not expected to increase significantly until an economic recovery in East Asia and the introduction of the Company's next generation products. No assurance can be made as to the time, if any, at which there will be a recovery.

         Future sales growth, if any, may strain Company resources. In particular increased sales to large system manufacturers in diverse markets and the resulting requirements for design support would place substantial demands on Trident's research and development and sales functions. In addition, the Company's ability to manage any further growth will depend upon its ability to manage and expand its foundry relationships. Should Trident's management fail to expand these functions to keep pace with growth should it occur, the Company's business and results of operations could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $22.9 million and short-term investments of $14.0 million. Cash used in operating activities was $7.7 million in fiscal year 1998. Cash provided by operating activities in fiscal years 1997 and 1996 was $31.4 million and $11.1 million, respectively. Cash used in operating activities in fiscal 1998 was mainly due to unprofitable operations, an increase in inventory, decreases in accounts payable and accrued expenses, primarily offset by a decrease in accounts receivable. Cash provided by operating activities in fiscal 1997 was mainly due to profitable operations, decreases in inventory and other assets, and partially offset by increases in accounts receivable and decreases in accounts payable. Capital expenditures in fiscal 1998, 1997 and 1996 were $3.8 million, $3.5 million and $4.8 million, respectively.

         During fiscal years 1998, 1997, and 1996 the Company issued 319,000, 392,000 and 717,000 shares of common stock, respectively. These issuances generated cash of $2.5 million, $2.9 million, and $3.7 million in fiscal 1998, 1997, and 1996, respectively.

         In fiscal year 1998, the Company invested $2.0 million in cash in a privately-held semiconductor design company for an equity interest of less than 10%. The investment is presented as a long-term investment in the financial statements.

         In August 1995, the Company entered into a joint venture agreement with UMC and other venture partners to establish a foundry, UICC. Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in 1999. At June 30, 1998, the Company held a 9.3% equity ownership in UICC.

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

         The agreement with UMC has utilized a significant amount of Trident's available funds; however the Company believes its current resources are sufficient to meet its needs for at least the next twelve months. The Company regularly considers transactions to finance its activities, including debt and equity offerings and new credit facilities or other financing transactions. The Company believes its current reserves are adequate.

         In April, 1998, the Company's Board of Directors approved a $20 million stock repurchase program over the next twelve months. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. During fiscal year 1997, the Company repurchased 100,000 shares of common stock for $1.1 million. The Company's cash reserves may decline as a result of its future use, if any, of the repurchase program.

YEAR 2000

         The Company has a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, and suppliers that are not Year 2000 compliant and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project is composed of four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and
(4) implementation and testing.

         Information systems. In 1997, the Company undertook a project to upgrade all its information systems to Year 2000 compliance.

         Products. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

         Operations and Infrastructure. Office equipment and other items used in the operations and facilities of the Company are currently being assessed for Year 2000 compliance to be completed during the second quarter of fiscal 1999.

         Suppliers. The Company is also in the process of evaluating its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the Company's operations. To mitigate this risk, the Company has contacted all of its suppliers to assess their Year 2000 readiness and will continue to monitor the progress of its key suppliers. The Company has a limited number of key suppliers and expects to have the assessment of these key suppliers completed during the next six months.

         General and Risk Factors. The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, in the remediation phase. The Company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date are expected to be not less than $100,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Form:

                  1.       Financial Statements:

                                                                                                     PAGE NUMBER
                                                                                                     -----------
                           Report of Independent Accountants                                              24

                           Consolidated Balance Sheet -                                                   25
                           As of June 30, 1998 and 1997

                           Consolidated Statement of Operations -                                         26
                           For the Three Years Ended June 30, 1998

                           Consolidated Statement of Changes in Stockholders' Equity                      27
                           For the Three Years Ended June 30, 1998

                           Consolidated Statement of Cash Flows                                           28
                           For the Three Years Ended June 30, 1998

                           Notes to Consolidated Financial Statements                                     29

                  2.       Financial Statement Schedules:

                           For years ended June 30, 1998, 1997 and 1996:

                           Report of Independent Accountants on Financial Statement Schedules             40

                           Schedule                                                                  Page Number
                           --------                                                                  -----------
                           II.  Valuation and Qualifying Accounts and Reserves                            41

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

         (b)       Reports on Form 8-K:

                           Report under item 5 filed on August 21, 1998 regarding the adoption of the Rights Agreement dated
                           July 24, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
July 17, 1998, except for Note 10 which is as of July 24, 1998

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                              JUNE 30,
                                                                    -------------------------
(in thousands, except per share data)                                  1998            1997
                                                                    ---------       ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $  22,916       $  29,745
    Short-term investments                                             13,970          30,200
    Accounts receivable                                                 8,183          20,643
    Inventories                                                        10,146           7,296
    Deferred income taxes                                               2,266           2,926
    Prepaid expenses and other current assets                           1,236           1,171
                                                                    ---------       ---------
        Total current assets                                           58,717          91,981
Property and equipment, net                                             7,766           7,463
Investment in joint venture                                            49,289          39,631
Other assets                                                            2,655             441
                                                                    ---------       ---------
        Total assets                                                $ 118,427       $ 139,516
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                $   3,359       $  14,274
    Accrued expenses                                                    5,805          10,703
    Current portion of obligation under capital lease                     380             286
    Income taxes payable                                                1,292           1,766
                                                                    ---------       ---------
        Total current liabilities                                      10,836          27,029

Deferred income taxes                                                   2,350           2,223
Obligations under capital lease, less current portion                     350             707
                                                                    ---------       ---------
        Total liabilities                                              13,536          29,959
                                                                    =========       =========

Commitments (Note 9)
Stockholders' Equity:
    Common stock, $ 0.001 par value; 30,000 shares authorized;
    13,289 and 12,970 shares issued and outstanding                        13              13
    Additional paid-in capital                                         45,339          42,799
    Retained earnings                                                  62,724          67,830
    Treasury stock, at cost, 374 and 100 shares                        (3,185)         (1,085)
                                                                    ---------       ---------
        Total stockholders' equity                                    104,891         109,557
                                                                    =========       =========
        Total liabilities and stockholders' equity                  $ 118,427       $ 139,516
                                                                    =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   YEAR ENDED JUNE 30,
                                                        ----------------------------------------
(in thousands, except per share data)                     1998             1997          1996
                                                        ---------       ---------      ---------
Net sales:
     Sales                                              $ 113,002       $ 163,129      $ 158,471
     Sales to related parties                                  --          14,805          9,618
                                                        ---------       ---------      ---------
                                                          113,002         177,934        168,089
Cost of sales                                              75,402         113,404        110,675
                                                        ---------       ---------      ---------
Gross margin                                               37,600          64,530         57,414
Research and development expenses                          28,156          22,082         17,931
Selling, general and administrative expenses               18,964          21,895         16,741
                                                        ---------       ---------      ---------
Income (loss) from operations                              (9,520)         20,553         22,742
Interest income, net                                        2,428           2,008          2,052
                                                        ---------       ---------      ---------
Income (loss) before provision for income taxes            (7,092)         22,561         24,794
Provision (benefit) for income taxes                       (1,986)          7,221          7,934
                                                        ---------       ---------      ---------
Net income (loss)                                       $  (5,106)      $  15,340      $  16,860
                                                        =========       =========      =========
Basic earnings (loss) per share                         $   (0.39)      $    1.20      $    1.38
                                                        =========       =========      =========
Shares used in computing per share amounts                 13,007          12,746         12,255
                                                        =========       =========      =========
Diluted earnings (loss) per share                       $   (0.39)      $    1.09      $    1.26
                                                        =========       =========      =========
Shares used in computing diluted per share amounts         13,007          14,067         13,423
                                                        =========       =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                              DEFERRED
                                                                            COMPENSATION
                                                                              RELATED TO      NOTES
                                                   COMMON      ADDITIONAL     RESTRICTED    RECEIVABLE
                                                   STOCK        PAID-IN        STOCK AND       FROM        TREASURY        RETAINED
(in thousands)                        SHARES       AMOUNT       CAPITAL      STOCK OPTIONS  STOCKHOLDERS    STOCK          EARNINGS
                                      ------      --------     ----------   --------------  ------------   ---------       --------
Balance at June 30, 1995              11,861      $     11      $ 31,387      $   (253)      $   (634)      $     --       $ 35,630
Issuance of common stock                 717             1         3,684            --             --             --             --
Amortization of deferred
       compensation                       --            --            --           253             --             --             --
Payment of stockholder
        notes receivable                  --            --            --            --             49             --             --
Income tax benefit on
     disqualifying disposition
     of common stock options              --            --         3,196            --             --             --             --
Net income                                --            --            --            --             --             --         16,860
                                      ------      --------      --------      --------       --------       --------       --------
Balance at June 30, 1996              12,578            12        38,267            --           (585)            --         52,490
Issuance of common stock                 392             1         2,891            --             --             --             --
Payment of stockholder
        notes receivable                  --            --            --            --            585             --             --
Income tax benefit on
     disqualifying disposition
     of common stock options              --            --         1,641            --             --             --             --
Purchase of treasury shares               --            --            --            --             --         (1,085)
Net income                                --            --            --            --             --             --         15,340
                                      ------      --------      --------      --------       --------       --------       --------
Balance at June 30, 1997              12,970            13        42,799            --             --         (1,085)        67,830
Issuance of common stock                 319            --         2,540            --             --             --             --
Purchase of treasury shares               --            --            --            --             --         (2,100)            --
Net loss                                  --            --            --            --             --             --         (5,106)
                                      ------      --------      --------      --------       --------       --------       --------
Balance at June 30, 1998              13,289      $     13      $ 45,339      $     --       $     --       $ (3,185)      $ 62,724
                                      ======      ========      ========      ========       ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------

                                                                             YEAR ENDED JUNE 30,
                                                                      ----------------------------------
(in thousands)                                                          1998         1997         1996
                                                                      --------     --------     --------
Cash Flows from Operating Activities:
     Net income (loss)                                                $ (5,106)    $ 15,340     $ 16,860
     Adjustments to reconcile net income to cash
     provided by operating activities:
         Depreciation and amortization                                   3,532        2,677        1,910
         Provision for doubtful accounts and sales returns                  49           76           13
         Income tax benefit on disqualifying disposition
           of common stock options                                          --        1,641        3,196
         Amortization of deferred compensation                              --           --          253
         Gain on disposal of property and equipment                         --           --         (112)
         Changes in assets and liabilities:
            Accounts receivable                                         12,411       (3,364)      (8,117)
            Inventories                                                 (2,850)      19,571      (15,230)
            Prepaid expenses and other current assets                      (65)       3,569       (1,112)
            Other assets                                                  (214)        (219)         630
            Deferred income taxes, net                                     787        3,135       (1,971)
            Accounts payable                                           (10,916)      (9,810)      12,557
            Accrued expenses                                            (4,898)       2,588          601
            Income taxes payable                                          (474)      (3,844)       1,643
                                                                      --------     --------     --------
               Net cash provided by (used in) operating activities      (7,744)      31,360       11,121
                                                                      --------     --------     --------
Cash Flows from Investing Activities:
     Sales (purchases) of short-term investments, net                   16,230       (5,866)       5,693
     Proceeds from disposal of fixed assets                                 --           --        1,009
     Purchases of property and equipment                                (3,834)      (3,519)      (4,755)
     Advance payment from(to) vendor under wafer capacity agreement         --       14,400      (16,800)
     Investment in joint venture                                        (9,658)     (25,915)     (13,716)
     Long-term Investment                                               (2,000)          --           --
                                                                      --------     --------     --------
               Net cash provided by (used in) investing activities         738      (20,900)     (28,569)
                                                                      --------     --------     --------
Cash Flows from Financing Activities:
     Issuance of common stock                                            2,540        2,891        3,684
     Repayment of capital leases                                          (263)          --           --
     Principal repayments by stockholders of notes receivable               --          585           49
     Purchase of treasury stock                                         (2,100)      (1,085)          --
                                                                      --------     --------     --------
               Net cash provided by financing activities                   177        2,391        3,733
                                                                      --------     --------     --------
Net increase (decrease) in cash and cash equivalents                    (6,829)      12,851      (13,715)

Cash and cash equivalents at beginning of year                          29,745       16,894       30,609
                                                                      --------     --------     --------
Cash and cash Equivalents at end of year                              $ 22,916     $ 29,745     $ 16,894
                                                                      ========     ========     ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for income taxes                       $    544     $  6,470     $  4,083

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments purchased with an original maturity of 90 days or less from the date of purchase. Cash and cash equivalents at June 30, 1998 and 1997 include certificates of deposits of $13,221,000 and $8,080,000, respectively. Short-term investments are comprised of certificates of deposits with contractual maturities of less than one year and have been classified "available-for-sale." At June 30, 1998, the fair value of the Company's investments approximated cost.

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

     Revenue Recognition. Revenue from product sales is recognized upon shipment. Provision is made for expected sales returns and allowances when revenue is recognized. The Company has limited control over the extent to which products sold to distributors are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors. The Company provides reserves for returns and allowances for distributor inventories. These reserves are based on the Company's estimates of inventory held by its distributors and the expected sell through of its products by its distributors. Actual results could differ from these estimates.

     Software Development Costs. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

     Income Taxes. The Company accounts for income taxes using the asset and liability method, under which the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities. The Company does not record a deferred tax

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     provision on unremitted earnings of foreign subsidiaries to the extent that such earnings are considered permanently invested.

     Net Income (loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive potential common stock shares. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

     Foreign Currency Transactions. The functional currency of the Company's operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign transaction gains and losses were not material for each period presented.

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

     Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   BALANCE SHEET COMPONENTS

                                                                       JUNE 30,
                                                                 ---------------------
(in thousands)                                                     1998         1997
                                                                 --------     --------
Accounts receivable:
   Trade accounts receivable                                     $  8,813     $ 21,224
   Less: allowance for doubtful accounts                             (630)        (581)
                                                                 --------     --------
                                                                 $  8,183     $ 20,643
                                                                 ========     ========
Inventories:
   Work in process                                               $  2,615     $  3,154
   Finished goods                                                   7,531        4,142
                                                                 --------     --------
                                                                 $ 10,146     $  7,296
                                                                 ========     ========
Property and Equipment:
   Machinery and equipment                                       $ 15,799     $ 12,574
   Furniture and fixtures                                           1,952        1,527
   Leasehold improvements                                           2,289        2,007
                                                                 --------     --------
                                                                   20,040       16,108
   Less: accumulated depreciation and amortization                (12,274)      (8,645)
                                                                 --------     --------
                                                                 $  7,766     $  7,463
                                                                 ========     ========
Other assets:
   Long-term equity investment                                   $  2,000     $     --
   Other                                                              655          441
                                                                 --------     --------
                                                                 $  2,655     $    441
                                                                 ========     ========
Accrued expenses:
   Compensation accruals                                         $  1,883     $  2,771
   Sales allowances                                                   671        2,953
   Nonrecurring engineering charges                                   625          897
   Other                                                            2,626        4,082
                                                                 --------     --------
                                                                 $  5,805     $ 10,703
                                                                 ========     ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       NET INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations for fiscal 1998, 1997 and 1996:

                                             FOR THE YEAR ENDED JUNE 30,
                                          ---------------------------------
(In thousands, except per share data)       1998         1997        1996
                                          --------     --------    --------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                            $ (5,106)    $ 15,340    $ 16,860
                                          ========     ========    ========
Weighted average common shares              13,007       12,746      12,255
                                          ========     ========    ========
Basic net income (loss) per share         $  (0.39)    $   1.20    $   1.38
                                          ========     ========    ========
DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) available to Common
  Shareholders                            $ (5,106)    $ 15,340    $ 16,860
                                          ========     ========    ========
Weighted average common shares              13,007       12,746      12,255

Dilutive common stock equivalents               --        1,321       1,168
                                          --------     --------    --------
Weighted average common shares
  and equivalents                           13,007       14,067      13,423
                                          ========     ========    ========
Diluted net income (loss) per share       $  (0.39)    $   1.09    $   1.26
                                          ========     ========    ========

         During fiscal 1998, all options outstanding were anti-dilutive due to the net loss incurred for the year and were accordingly excluded from the net loss per share calculation. During fiscal 1997 and 1996 options to purchase 260,301, and 65,301 shares of common stock, respectively, were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise price was greater than the average market price of the common shares.

4.       AGREEMENTS WITH WAFER FOUNDRIES

         Wafer Capacity Agreement. In June 1995, the Company and one of its suppliers of semiconductor wafers entered into an agreement under which the Company committed to purchase and the supplier committed to provide a certain number of wafers. The Company paid $16,800,000 under the agreement in August 1995. During fiscal 1997, the Company applied $2,400,000 of the payment against wafer purchases and renegotiated the agreement. In January 1997, the Company received reimbursement for the remaining $14,400,000 from the supplier. The Company and its supplier continue to maintain their semiconductor wafer supplier relationship.

         Investment in Joint Venture. In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation (UMC) and other venture partners to establish a foundry, United Integrated Circuits Corporation (UICC). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. At June 30, 1998, the Company held a 9.3% equity ownership in UICC. In October 1997, a fire at UICC's fabrication

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         plant in Hsin Chu, Taiwan completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured.

5. INCOME TAXES
   The components of income (loss) before taxes are as follows:
                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
  (In thousands)                                                                  1998         1997         1996
                                                                                --------     --------     --------
  Income (loss) subject to domestic income taxes only                           $ (5,905)    $  6,958     $ 16,116
  Income (loss) subject to foreign income taxes, and in
          certain cases, domestic income taxes                                    (1,187)      15,603        8,678
                                                                                --------     --------     --------
                                                                                $ (7,092)    $ 22,561     $ 24,794
                                                                                ========     ========     ========

  The provision (benefit) for income taxes is comprised of the following:

                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
  (In thousands)                                                                  1998         1997         1996
                                                                                --------     --------     --------
  Current:
     Federal                                                                    $ (2,411)    $  2,833     $  7,171
     State                                                                          (362)         578        1,786
     Foreign                                                                          --          675          948
                                                                                --------     --------     --------
                                                                                  (2,773)       4,086        9,905
                                                                                --------     --------     --------
  Deferred:
     Federal                                                                         391        2,749     $ (1,828)
     State                                                                           396          386         (143)
                                                                                --------     --------     --------
                                                                                     787        3,135       (1,971)
                                                                                --------     --------     --------
                                                                                $ (1,986)    $  7,221     $  7,934
                                                                                ========     ========     ========

The deferred tax assets (liabilities) are comprised of the following:

                                                     JUNE 30,
                                                -------------------
(In thousands)                                    1998       1997
                                                -------     -------
Deferred tax assets:
   State income taxes                           $    --     $    89
   Vacation, bonus and other accruals               788       1,341
   Allowances, reserves and other                 1,375       1,425
   Research and development credits               1,190          --
   Net operating losses                             221          --
   Other                                            485          71
                                                -------     -------
                                                  4,059       2,926
   Valuation allowance                           (1,793)         --
                                                -------     -------
Deferred tax assets, net                          2,266       2,926
Deferred tax liabilities:
   Unremitted earnings of foreign subsidiary     (2,350)     (2,223)
                                                -------     -------
                                                $   (84)    $   703
                                                =======     =======

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Based on a number of factors, as of June 30, 1998 the Company has provided a valuation allowance for state deferred tax assets due to the uncertainty regarding their realization. These factors include primarily recent operating losses incurred by the Company, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, relatively short duration for carry forwards of state tax losses, and statutory prohibition on carry back of state tax losses.

         The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

                                                          YEAR ENDED JUNE 30,
                                                    ------------------------------
(In thousands)                                      1998          1997        1996
                                                    -----         -----       -----
Federal statutory rate                              (35.0)%       35.0%       35.0%
State taxes, net of federal tax benefit              (3.2)         2.0         4.3
Tax exempt income                                    --           --          (1.6)
Research and development credit                     (17.8)        (1.4)         --
Foreign earnings subject to lower tax rates          13.7         (6.6)       (5.9)
Valuation allowance                                  16.4           --          --
Other                                                (2.1)         3.0         0.2
                                                    -----         -----       -----
Effective income tax rate                           (28.0)%       32.0%       32.0%
                                                    -----         -----       -----

         The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $22 million of a non-U.S. subsidiary's undistributed earnings as of June 30, 1998, because such earnings are intended to be reinvested outside the U.S. indefinitely.

6.  STOCK-BASED COMPENSATION

         Stock Purchase Plan. In October 1992, the Board of Directors of the Company adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of the Company's common stock may be issued. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee's compensation. The purchase price per share at which the shares of the Company's common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal 1998, 1997 and 1996, shares issued under this plan aggregated 137,000, 58,000 and 35,000.

         Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 1998, shares of common stock reserved for issuance upon exercise of the stock options aggregated 6,195,000. Stock options are granted at prices determined by the Board of Directors. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes the option activities for the years ended June 30, 1996, 1997 and 1998:

                                             OPTIONS        OPTIONS      WEIGHTED AVERAGE     OUTSTANDING
                                          AVAILABLE FOR    NUMBER OF         EXERCISE          PRICE PER
(In thousands, except per share data)         GRANT         OPTIONS           PRICE              OPTION
                                          -------------    ---------     ----------------     -------------
Balance, June 30, 1995                           512          2,316                           $ 0.77-$20.06

Additional shares reserved                     2,095             --
Options granted                               (1,142)         1,142         $   15.66         $12.63-$34.38
Options exercised                                 --           (673)        $    4.81         $ 0.77-$11.25
Options expired or canceled                      493           (493)        $   13.62         $ 1.55-$23.25
                                              ------          -----         ---------         -------------
Balance, June 30, 1996                         1,958          2,292                           $ 0.77-$34.38
Additional shares reserved                     1,000             --
Options granted                               (3,523)         3,523         $   10.69         $ 9.00-$21.50
Options exercised                                 --           (334)        $    6.22         $ 0.77-$ 9.38
Options expired or canceled                    1,631         (1,631)        $   12.95         $ 4.63-$25.63
                                              ------          -----         ---------         -------------
Balance, June 30, 1997                         1,066          3,850                           $ 1.05-$34.38
Options granted                               (3,478)         3,478         $    9.39         $ 5.00-$18.00
Options exercised                                 --           (192)        $    7.37         $ 1.55-$10.25
Options expired or canceled                    2,834         (2,834)        $   11.72         $ 1.55-$21.50
                                              ------          -----         ---------         -------------
Balance, June 30, 1998                           422          4,302                           $ 1.05-$34.38
                                              ======          =====

         At June 30, 1998, 1997 and 1996, options for 1,293,000, 703,000, and
         538,000 shares of common stock were vested but not exercised. In July 1996, the Company canceled 1,077,000 options outstanding under the Option Plan with exercise prices greater than $9.375 and reissued the options with an exercise price of $9.375. In January, 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.625 and reissued the options with an exercise price of $8.625.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at June 30, 1998:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------   ---------------------------
                      NUMBER     WEIGHTED AVERAGE      WEIGHTED       NUMBER       WEIGHTED
      RANGE OF      OUTSTANDING      REMAINING         AVERAGE      EXERCISABLE     AVERAGE
   EXERCISE PRICES  AT 6/30/98   CONTRACTUAL LIFE  EXERCISE PRICE   AT 6/30/98   EXERCISE PRICE
-----------------------------------------------------------------   ---------------------------
$ 1.05 - $ 7.00        880,000          6.5           $    5.63       572,000        $    5.08
$ 7.06 - $ 8.56        699,000          9.0           $    7.64        88,000        $    7.80
$ 8.63 - $ 8.63      1,502,000          9.6           $    8.63       230,000        $    8.63
$ 8.88 - $ 9.75        891,000          8.3           $    9.38       264,000        $    9.35
$10.00 - $34.38        330,000          7.5           $   13.37       139,000        $   17.30
-----------------------------------------------------------------   --------------------------
$1.05-$34.38         4,302,000          8.4           $    8.37     1,293,000        $    8.08
-----------------------------------------------------------------   --------------------------

FAIR VALUE PRESENTATION.

         Had compensation cost for the Company's stock-based compensation awards been determined based on the fair value method consistent with the method prescribed FAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been further adjusted to the pro forma amounts indicated below:

                                                                         YEAR ENDED JUNE 30,
                                                    -----------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA            1998                1997                   1996
                                                    ----------          ----------            -----------
Net income (loss)
   As reported                                      $   (5,106)         $   15,340            $    16,860
                                                    -----------         ----------            -----------
   Pro forma                                        $  (11,377)         $   10,389            $    15,140
                                                    -----------         ----------            -----------

Net income (loss) per share
   As reported:
     Basic                                          $    (0.39)         $     1.20            $      1.38
                                                    -----------         ----------            -----------
     Diluted                                        $    (0.39)         $     1.09            $      1.26
                                                    -----------         ----------            -----------

   Pro forma:
     Basic                                          $    (0.87)         $     0.80            $      1.24
                                                    -----------         ----------            -----------
     Diluted                                        $    (0.87)         $     0.73            $      1.13
                                                    -----------         ----------            -----------


         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    YEAR ENDED JUNE 30,
                                              ---------------------------------------------------------------
                                                  1998                     1997                     1996
                                              ------------             ------------             ------------
Stock Options Plans
   Expected dividend yield                         --                       --                       --
   Expected stock price volatility                 69%                      68%                      72%
   Risk-free interest rate                    5.61% - 5.99%            6.07% - 6.60%            5.51% - 6.69%
   Expected life (years)                           5                        5                        5
Stock Purchase Plan
   Expected dividend yield                         --                       --                       --
   Expected stock price volatility              62% - 72%                64% - 72%                61% - 69%
   Risk-free interest rate                    5.30% - 5.52%            5.20% - 5.52%            5.30% - 5.55%
   Expected life (years)                           0.5                      0.5                      0.5

         Weighted average fair value of options granted were $5.78 and $5.34 for fiscal year 1998 and 1997 respectively.

         Stock Repurchases. On April 22, 1998 the Company's Board of Directors authorized the Company to repurchase up to $20,000,000 of its own common stock at prevailing prices over the next 12 months. In April and May 1998, the Company repurchased 274,500 shares for $2,100,000 in cash. On April 22, 1997 the Company's Board of Directors authorized the Company to repurchase up to 600,000 shares of its own common stock under certain conditions at prevailing market prices through October 1997. In April 1997, the Company repurchased 100,000 shares for $1,085,000 in cash. Shares repurchased are being held as treasury stock until reissued to the Company's stock option and stock purchase plans or other benefit plans the Company may adopt in the future or for other corporate purposes.

7.  RELATED PARTY TRANSACTIONS

         During the years ended June 30,1997 and 1996, the Company sold products with revenues of $14,805,000 and $9,618,000 respectively, to a stockholder of the Company and affiliates of that stockholder. The Company believes that the terms of the transactions with those customers were no less favorable to the Company than those offered to entities unrelated to the Company. As of June 30, 1997 and 1996 the Company had accounts receivable from an affiliate of a stockholder of the Company related to such sales totaling $4,802,000 and $1,961,000, respectively.

8.  GEOGRAPHIC SEGMENT INFORMATION

         The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 84%, 74% and 78% for fiscal 1998, 1997 and 1996, respectively. Export sales to third party customers oustside of the United States totaled $240,000, $1,553,000, and $7,158,000, respectively. The following is a summary of the Company's geographic operations:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                  ASIA AND         INTERCOMPANY
(IN THOUSANDS)                            UNITED STATES           PACIFIC          ELIMINATION          CONSOLIDATED
                                          -------------           --------         ------------         ------------
Fiscal Year 1998:
    Product sales                            $ 47,666             $113,672            $ 48,336            $ 113,002
    Income (loss) from operations             (11,062)               1,542                  --               (9,520)
    Identifiable assets                        75,877               42,951                 401              118,427

Fiscal Year 1997:
    Product sales                            $ 74,716             $158,845            $ 55,627            $ 177,934
    Income from operations                      5,053               15,500                  --               20,553
    Identifiable assets                        87,637               53,398               1,519              139,516

Fiscal Year 1996:
    Product sales                            $137,784             $131,568            $101,263            $ 168,089
    Income from operations                     14,782                7,960                  --               22,742

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

9. COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

         Capital Leases. In June 1997, the Company entered into a capital lease agreement with an equipment maker for research equipment in the amount of $1,102,000. At June 30, 1998, leased capital assets and related accumulated depreciation included in property, plant and equipment were $1,102,000 and $398,000 respectively, and the related capital lease obligation was $730,000. Total future minimum lease payments under the capital lease at June 30, 1998 are $416,000 and $382,000 in fiscal years 1999 and 2000 respectively.

         Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2001. Rental expense for the years ended June 30, 1998, 1997 and 1996 was $2,127,000, $1,656,000 and $1,092,000, respectively. Total future minimum lease payments under operating leases at June 30, 1998 were $1,856,000, $1,254,000, $530,000 and $397,000 in fiscal years 1999,
         2000, 2001 and 2002, respectively.

         Concentration of Sales and Credit Risks. Two customers comprised 15% and 11%, respectively, of the Company's net sales for the year ended June 30, 1998. Three customers comprised 21%, 12% and 11%, of the Company's net sales for the year ended June 30, 1997. Three customers comprised 16%, 12% and 11% of the Company's net sales for year ended June 30, 1996.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

10. SUBSEQUENT EVENT

         Preferred Rights Agreement. On July 24, 1998 , the Board of Directors ("Board") adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $50.00 and expire on July 23, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Trident Microsystems, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 17, 1998, except for Note 10 which is as of July 24, 1998 appearing on page 24 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
San Jose, California
July 17, 1998, except for Note 10 which is as of July 24, 1998

                                   SCHEDULE II

                            TRIDENT MICROSYSTEMS INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      Beginning         Charged to Costs      Charged to Other                        Ending
Description            Balance             & Expense              Accounts         Deductions         Balance
------------------   ----------         ----------------      ----------------     ----------        ----------
Allowance for
Doubtful Accounts:
1996                 $  492,000             $   13,000                                               $  505,000
1997                    505,000                 76,000                                                  581,000
1998                    581,000                 49,000                                                  630,000

Allowance for
Realizable
Inventory:
1996                 $1,564,000             $4,719,000                             $  614,000        $5,669,000
1997                  5,669,000              2,547,000                              1,127,000         7,089,000
1998                  7,089,000              3,394,000                              1,169,000         9,314,000

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Jen as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 24, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                                  TITLE
-----------------------------    -----------------------------------------------
/s/ Frank C. Lin                 President, Chief Executive Officer and Chairman
-----------------------------    of the Board (Principal Executive Officer)
(Frank C. Lin)

/s/ Peter Jen                    Senior Vice President, Asia Operations and Chief
-----------------------------    Accounting Officer (Principal Financial and
(Peter Jen)                      Accounting Officer)

/s/ Glen M. Antle                Director
-----------------------------
(Glen M. Antle)

/s/ Yasushi Chikagami            Director
-----------------------------
(Yasushi Chikagami)

/s/ Charles A. Dickinson         Director
-----------------------------
(Charles A. Dickinson)

/s/ Millard Phelps               Director
-----------------------------
(Millard Phelps)

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
 3.1       Restated Certificate of Incorporation.(1)

 3.2       Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)

 4.1       Reference is made to Exhibits 3.1 and 3.2.

 4.2       Specimen Common Stock Certificate.(2)

 4.3       Form of Rights Agreement between the Company and ChaseMellon
           Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement). (3)

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

10.7(*)    Summary description of the Company's Fiscal 1992 Bonus Plan.(2)

10.8(*)    Form of the Company's Fiscal 1993 Bonus Plan.(2)

10.9(*)    Summary description of the Company's 401(k) plan.(2)

10.10(*)   Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)   Form of Non-statutory Stock Option Agreement between the Company and
           Frank C. Lin.(4)

10.13(*)   Form of 1992 Stock Option Plan amending and restating the 1990 Stock
           Option Plan included as Exhibit 10.5.(2)

10.14      Lease Agreement dated March 23, 1994 between the Company and
           Chan-Paul Partnership for the Company's principal offices located at 189 North Bernardo Avenue, Mountain View, California.(4)

10.16      Foundry Venture Agreement dated August 18, 1995 by and between the
           Company and United Microelectronics Corporation.(6)(8)

21.1       List of Subsidiaries.(7)                                                     44

23.1       Consent of Independent Accountants.(7)                                       45

24.1       Power of Attorney (See page 42).(7)

27.1       Financial Data Schedule (EDGAR version only)(6)                              46

----------

(1) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(2) Incorporated by reference from exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-53768), except that
      Exhibit 3.2 is incorporated from Exhibit 3.4.

(3) Incorporated by reference from exhibit 99.1 to the Company's Report on Form 8-K filed August 21, 1998. (4) Incorporated by reference from exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference from exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(6) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(7)   Filed herewith.

(8)   Confidential treatment has been requested for a portion of this document.

(*) Management contracts or compensatory plans or arrangements covering executive officer or directors of the Company.