Form 10-Q
period 1998-09-30
TRIDENT MICROSYSTEMS INC
filed 1998-11-10
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    77-0156584
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)

             189 North Bernardo Avenue, Mountain View, CA 94043-5203
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (650) 691-9211
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at September 30, 1998 was 12,914,119.

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX


                                                                                                 Page
                                                                                                 ----
                                     PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - September 30, 1998 (Unaudited)  and
        June 30, 1998                                                                               3

        Condensed Consolidated Statement of Operations for the Three Months
        Ended September 30, 1998 and 1997 (Unaudited)                                               4

        Condensed Consolidated Statement of Cash Flows for the Three Months
        Ended September 30, 1998 and 1997 (Unaudited)                                               5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                        6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                   8

Item 3: Quantitative and Qualitative Disclosures About Market Risk                     Not Applicable


                                      PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                          15

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                     ASSETS
                                                                 September 30,      June 30,
                                                                      1998            1998
                                                                 -------------     ---------
                                                                  (unaudited)
Current assets:
          Cash, cash equivalents                                   $  19,996       $  22,916
          Short-term investments                                      20,656          13,970
          Accounts receivable, net                                    11,638           8,183
          Inventories                                                  4,049          10,146
          Deferred income taxes                                        2,266           2,266
          Prepaid expenses and other assets                            1,739           1,236
                                                                   ---------       ---------
                    Total current assets                              60,344          58,717

 Property and equipment, net                                           7,502           7,766
 Investment in joint venture                                          49,289          49,289
 Other assets                                                          2,645           2,655
                                                                   ---------       ---------
                    Total assets                                   $ 119,780       $ 118,427
                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                         $   6,436       $   3,359
          Accrued expenses and other liabilities                       6,896           5,805
          Current portion of obligation under capital lease              382             380
          Income taxes payable                                         1,276           1,292
                                                                   ---------       ---------
                    Total current liabilities                         14,990          10,836
          Deferred income taxes                                        2,350           2,350
          Obligations under capital lease                                258             350
                                                                   ---------       ---------
                    Total liabilities                                 17,598          13,536
                                                                   ---------       ---------

 Stockholders' equity:
          Common stock and additional paid-in capital                 45,352          45,352
          Retained earnings                                           60,015          62,724
          Treasury stock, at cost, 374 shares                         (3,185)         (3,185)
                                                                   ---------       ---------
                    Total stockholders' equity                       102,182         104,891
                                                                   ---------       ---------
                    Total liabilities and stockholders equity      $ 119,780       $ 118,427
                                                                   =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                          1998            1997
                                                        --------       --------
Net sales                                               $ 23,876       $ 38,539

Cost of sales                                             16,918         22,993
                                                        --------       --------

Gross margin                                               6,958         15,546

Research and development expenses                          6,226          6,591

Sales, general and administrative expenses                 3,927          5,512
                                                        --------       --------

Income (loss) from operations                             (3,195)         3,443

Interest income, net                                         515            825
                                                        --------       --------

Income (loss) before income taxes                         (2,680)         4,268

Provision for income taxes                                    29          1,195
                                                        --------       --------

Net income (loss)                                       $ (2,709)      $  3,073
                                                        ========       ========

Basic earnings (loss) per share                         $  (0.21)      $   0.24
                                                        ========       ========

Shares used in computing per share amounts                12,914         12,935
                                                        ========       ========

Diluted earnings (loss) per share                       $  (0.21)      $   0.21
                                                        ========       ========

Shares used in computing diluted per share amounts        12,914         14,602
                                                        ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                   1998           1997
                                                                                 --------       --------
Cash flows from operating activities:
    Net income (loss)                                                            $ (2,709)      $  3,073
    Adjustments to reconcile net income to cash provided
        by operating activities:
        Depreciation and amortization                                                 961            853
        Provision for doubtful accounts and sales returns                             188             --
        Changes in assets & liabilities:
                Accounts receivable                                                (3,643)        (4,099)
                Inventories                                                         6,097         (2,802)
                Prepaid expenses and other current assets                            (503)          (231)
                Other assets                                                           10            (93)
                Accounts payable                                                    3,077          5,124
                Accrued expenses and other liabilities                              1,091         (1,190)
                Income tax payable                                                    (16)         2,619
                                                                                 --------       --------
                        Net cash provided by operating activities                   4,553          3,254
                                                                                 --------       --------
Cash flows from investing activities:
    Sale (purchase) of short-term investments, net                                 (6,686)          (414)
    Purchase of property and equipment                                               (697)        (1,556)
                                                                                 --------       --------
                        Net cash used in investing activities                      (7,383)        (1,970)
                                                                                 --------       --------
Cash flows from financing activities:
    Issuance of common stock                                                           --            998
    Repayment of capital leases                                                       (90)           (76)
                                                                                 --------       --------
                        Net cash provided by (used in) financing activities           (90)           922
                                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents                               (2,920)         2,206
Cash and cash equivalents at beginning of period                                   22,916         29,745
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 19,996       $ 31,951
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

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

        In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 1999.

NOTE 2  REVENUE RECOGNITION

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

NOTE 3  INVENTORIES

        Inventories consisted of the following (in thousands):

                                September 30, 1998    September 30, 1997
                                ------------------    ------------------
         Work in process              $     2              $ 4,784
         Finished goods                 4,047                5,314
                                      -------              -------
                                      $ 4,049              $10,098
                                      =======              =======


NOTE 4  EARNINGS PER SHARE

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

                                                      Three Months Ended
                                                         September 30,
                                                    -----------------------
        (in thousands, except per share data)         1998            1997
                                                    --------       --------
        Basic Net Income (Loss) per Share
        Net income  (loss) available to Common
          Shareholders                              $ (2,709)      $  3,073
                                                    ========       ========
        Weighted average commmon shares               12,914         12,935
                                                    ========       ========
        Basic net income (loss) per share           $  (0.21)      $   0.24
                                                    ========       ========

        Diluted Net Income (Loss) per Share
        Net income (loss) available to Common
          Shareholders                              $ (2,709)      $  3,073
                                                    ========       ========
        Weighted average common shares                12,914         12,935
        Dilutive common stock equivalents                 --          1,667
                                                    --------       --------
        Weighted average common shares
          and equivalents                             12,914         14,602
                                                    ========       ========
        Diluted net income (loss) per share         $ (0 .21)      $   0.21
                                                    ========       ========


        Options to purchase 4,211,741 shares of common stock were outstanding during the three month period ended September 30, 1998 but were not included in the computations of diluted EPS because the Company incurred a loss for the three month period. Options to purchase 172,801 shares of common stock were outstanding during the three months ended September 30, 1997 and were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 5  PREFERRED RIGHTS AGREEMENT

         On July 24, 1998, the Board of Directors ("Board") adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $50.00 and expire on July 23, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three months ended September 30, 1998 and 1997:

                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                      1998           1997
                                                      ----           ----
        Net sales                                     100%           100%
        Cost of sales                                  71             60
                                                      ----           ----
        Gross margin                                   29             40
        Research and development                       26             17
        Selling, general and administrative            16             14
                                                      ----           ----
        Income (loss) from operations                 (13)             9
        Interest income, net                            2              2
                                                      ----           ----
        Income (loss) before income taxes             (11)            11
        Provision for income taxes                     --              3
                                                      ----           ----
        Net income (loss)                             (11)%            8%
                                                      ====           ====


Net Sales

        Net sales for the three months ended September 30, 1998 were $23.9 million or 38% less than the $38.5 million reported in the three months ended September 30, 1997. Net sales for the three months ended September 30, 1998 increased $4.6 million, or 24%, from the $19.3 million reported in the three months ended June 30, 1998. The sales decrease from the three months ended September 30, 1997 was predominantly due to a decrease in unit shipments in both desktop and notebook products. For the three months ended September 30, 1998, sales have declined compared to the prior year as product revenue from the newly introduced 3D products in both the desktop and notebook area were not enough to offset declines in the older, less in demand 2D products. Desktop and portable products accounted for 49% and 45%, respectively, of the Company's sales for the three months ended September 30, 1998, and 52% and 45%, respectively, for the three months ended September 30, 1997.

        Sales to North American and European customers represented 15% of net sales in the three months ended September 30, 1998, a decrease from approximately 21% in the three months ended September 30, 1997. This decrease is primarily due to a decrease in OEM sales in North America and Europe. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 85% of net sales in the three months ended September 30, 1998, up from approximately 79% in the three months ended September 30, 1997. In the three months ended September 30, 1998, sales to three customers accounted for 16%, 15%, and 15% of net sales, respectively. In the three months ended September 30, 1997, sales to three customers, accounted for 16%, 13%, and 12% of net sales, respectively.

The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 14% and 20% of revenues during the three months ended September 30, 1998 and 1997, respectively. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. Sales returns from distributors have historically not been material. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

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


Gross Margin

        Gross margin decreased to $7.0 million for the three months ended September 30, 1998, down from $15.5 million in the three months ended September 30, 1997. The gross margin as a percent of sales for the three month period ended September 30, 1998 decreased to 29% of net sales as compared to 40% for the three months ended September 30, 1997. Gross margin for the three months ended September 30, 1998 was adversely affected by lower sales of notebook products which traditionally have been higher margin products, continued above normal ASP declines across all product lines, and the positioning of our 3D desktop products in the more price sensitive portion of the market.

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


Research and Development

        Research and development expenses for the three months ended September 30, 1998 decreased to $6.2 million from $6.6 million for the September 30, 1997 three month period. As a percent of net sales, research and development expenses increased to 26% for the three months ended September 30, 1998 from 17% of net sales for the three months ended September 30, 1997. The decrease in research and development expenses in actual dollars for the three months ended September 30, 1998 from September 30, 1997 can be attributed primarily to a reduction in workforce, and a decrease in nonrecurring engineering charges resulting from the Company's cost reduction programs.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $3.9 million in the three months ended September 30, 1998 from $5.5 million in the three months ended September 30, 1997. As a percent of net sales, selling, general and administrative expenditures increased to 16% of net sales for the three months ended September 30, 1998 from 14% of net sales in the three months ended September 30, 1997. The decrease in selling, general and administrative expenditures in actual dollars is attributed primarily to the Company's cost reduction programs, and a decrease in representative commissions due to lower sales for the three month period ending September 30, 1998. The Company will continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income decreased to $515,000 in the three months ended September 30, 1998 from $825,000 in the same prior year period. The decrease from the three months ended September 30, 1997 is primarily the result of lower average cash levels invested by the Company.

Provision for Income Taxes

        Due to the current loss situation of the Company, no provision for U.S. taxes was taken for the three months ending September 30, 1998.

Year 2000 Conversion Project

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

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $20.0 million and short-term investments of $20.7 million. The increase in short-term investments from $14.0 million at June 30, 1998 was due to transfers from cash and cash equivalents to short-term investments during the quarter ended September 30, 1998.

         In the three months ended September 30, 1998, $4.6 million of cash was provided by operations, compared to the three months ended September 30, 1997 in which $3.3 million of cash was provided by operations. The increase was mainly the result of a decrease in inventories, and an increase in accounts payable, and accrued expenses, offset in part by unprofitable operations and an increase in accounts receivable for the three months ended September 30, 1998. The decrease in inventories reflected the Company's effort to reduce inventory cost according to adjusted sales expectations. Capital expenditures were $0.7 million for the three months ended September 30, 1998 compared to $1.6 million for the three months ended September 30, 1997.

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation ("UMC") and other venture partners to establish a foundry, United Integrated Circuits ("UICC"). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsinchu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in 1999. At September 30, 1998, the Company held a 9.3% equity ownership in UICC.

        The joint venture investment with UMC is intended to secure capacity so that the Company can meet increased demand, should it occur. There are certain risks associated with such an investment including the ability of UMC together with its partners, to successfully rebuild the foundry and of the Company to utilize the additional capacity. These agreements and the risks associated with these and other foundry relationships are described under the caption "Manufacturing" of the Form 10-K for the fiscal year ended June 30, 1998.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements herein are forward looking statements, including those regarding the Company's intention to continue to introduce new products, expected sales to Asian customers, the Company's expectations regarding pricing pressures and gross margin from new products and the Company's plan to invest in research and development and to control selling, general, and administrative functions. The actual results could vary from the Company's expectations, and are subject to a number of risks and dependent on a variety of factors, including those set forth below.

        The Company's business is influenced by a variety of factors which include the overall market for desktop and notebook PC computers, the general economic climate, the success of the Company's customers and their resultant net orders, seasonal customer demand, timing of new product introductions, marketplace acceptance of new product offerings, overall product mix, sales returns from distributors, competitors' activities and the availability of foundry and assembly capacities. The Company's future operating results are also influenced by its dynamic product area and by the amount and timing of planned expenditures to future operating results as well as by a variety of global, political, regulatory and foreign exchange factors. These factors will all affect the Company's results and there can be no assurance of the Company's future operating results.

        The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the six months ended December 31, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and the Company cannot predict that these exchanges will not re-occur in the future. However, in the three months ended September 30, 1998 exchanges were not significant. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

        Because the Company currently operates in the increasingly competitive graphics controller product area, timely introductions of new products are required. A fundamental business risk is whether or not the Company can continue to develop products that will be accepted by a fast-changing marketplace. In order to be able to timely introduce new products a number of obstacles have to be overcome. The Company attempts to determine which products have a high likelihood of marketplace acceptance and attempts to create functional and manufacturable designs for those products. However, the Company cannot assure that product development, the timing of the product introductions, the marketplace acceptance of current products under development, and the hiring of the personnel required to support new product introductions and new customers, including leading PC systems manufacturers, will be successful. Should there be a shortfall in the Company's business performance from its expected results, the Company's financial results would be adversely impacted by the amount and timing of planned expenditures. Additional influences on the Company's performance will be the actions of existing or future competitors, the development of new technologies, the incorporation of graphics functionality into other PC system components and possible claims by third parties of infringement of patent or similar intellectual property rights.

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

        The Company's principal research and development activity is conducted in Silicon Valley where the competition for technical talent is intense. The Company constantly reviews measures to attract and retain new and existing employees. As a result of the foregoing, the Company expanded its operations in East Asia with the start of a research and development facility in Shanghai, People's Republic of China in the quarter ended March 31, 1998. This facility currently has fifty employees as of September 30, 1998. The Company is considering other organizational changes to improve its research and development and product execution efforts. There can be no assurance that these measures will be successful.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

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

(a) List of Exhibits

        Exhibit     Description
        -------     -----------
        3.1         Restated Certificate of Incorporation.(1)
        3.2         Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)
        4.1         Reference is made to Exhibits 3.1 and 3.2.
        4.2         Specimen Common Stock Certificate.(2)
        4.3         Form of Rights Agreement between the Company and ChaseMellon
                    Shareholder Services, LLC, as Rights Agent (including as
                    Exhibit A the form of Certificates of Designation,
                    Preferences and Rights of the Terms of the Series A
                    Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).
                    (3)
        10.5(*)     1990 Stock Option Plan, together with forms of Incentive Stock Option
                    Agreement and Non-statutory Stock Option Agreement.(2)
        10.6(*)     Form of the Company's Employee Stock Purchase Plan.(2)
        10.7(*)     Summary description of the Company's Fiscal 1992 Bonus Plan.(2)
        10.8(*)     Form of the Company's Fiscal 1993 Bonus Plan.(2)
        10.9(*)     Summary description of the Company's 401(k) plan.(2)
        10.10(*)    Form of Indemnity Agreement for officers, directors and agents.(2)
        10.12(*)    Form of Non-statutory Stock Option Agreement between the Company and
                    Frank C. Lin.(4)
        10.13(*)    Form of 1992 Stock Option Plan amending and restating the
                    1990 Stock Option Plan included as Exhibit 10.5.(2)
        10.14       Lease Agreement dated March 23, 1994 between the Company and
                    Chan-Paul Partnership for the Company's principal offices
                    located at 189 North Bernardo Avenue, Mountain View,
                    California.(4)
        10.16       Foundry Venture Agreement dated August 18, 1995 by and between the
                    Company and United Microelectronics Corporation.(6)(8)
        27.1        Financial Data Schedule (EDGAR version only)(7)

--------------

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

(b)   Reports on Form 8-K

         The Company filed a report on Form 8-K on August 21, 1998 relating to the "Preferred Shares Rights Agreement" as described in Note 5, page 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 10, 1998 on its behalf by the undersigned thereunto duly authorized.



Trident Microsystems, Inc.
--------------------------------------------------
(Registrant)




/s/  FRANK C. LIN
--------------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)




/s/  PETER JEN
--------------------------------------------------
(Peter Jen)
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     -----------
3.1         Restated Certificate of Incorporation.(1)
3.2         Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)
4.1         Reference is made to Exhibits 3.1 and 3.2.
4.2         Specimen Common Stock Certificate.(2)
4.3         Form of Rights Agreement between the Company and ChaseMellon
            Shareholder Services, LLC, as Rights Agent (including as
            Exhibit A the form of Certificates of Designation,
            Preferences and Rights of the Terms of the Series A
            Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).
            (3)
10.5(*)     1990 Stock Option Plan, together with forms of Incentive Stock Option
            Agreement and Non-statutory Stock Option Agreement.(2)
10.6(*)     Form of the Company's Employee Stock Purchase Plan.(2)
10.7(*)     Summary description of the Company's Fiscal 1992 Bonus Plan.(2)
10.8(*)     Form of the Company's Fiscal 1993 Bonus Plan.(2)
10.9(*)     Summary description of the Company's 401(k) plan.(2)
10.10(*)    Form of Indemnity Agreement for officers, directors and agents.(2)
10.12(*)    Form of Non-statutory Stock Option Agreement between the Company and
            Frank C. Lin.(4)
10.13(*)    Form of 1992 Stock Option Plan amending and restating the
            1990 Stock Option Plan included as Exhibit 10.5.(2)
10.14       Lease Agreement dated March 23, 1994 between the Company and
            Chan-Paul Partnership for the Company's principal offices
            located at 189 North Bernardo Avenue, Mountain View,
            California.(4)
10.16       Foundry Venture Agreement dated August 18, 1995 by and between the
            Company and United Microelectronics Corporation.(6)(8)
27.1        Financial Data Schedule (EDGAR version only)(7)

--------------

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