Form 10-Q
period 1998-12-31
TRIDENT MICROSYSTEMS INC
filed 1999-02-11
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

            189 North Bernardo Avenue, Mountain View, CA 94043-5203
              (Address of principal executive offices) (Zip code)

                                 (650) 691-9211
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 1998 was 12,998,203.

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----

                                PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Information


        Condensed Consolidated Balance Sheet - December 31, 1998 and
        June 30, 1998 (Unaudited)                                                                   3

        Condensed Consolidated Statement of Operations for the Three Months
        and Six Months Ended December 31, 1998 and 1997 (Unaudited)                                 4

        Condensed Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 1998 and 1997 (Unaudited)                                                5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                        6

Item 2: Management's Discussion and Analysis of Financial Condition                                 8
         and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk                     Not Applicable


                                  PART II: OTHER INFORMATION


Item 1: Legal Proceedings                                                                          15


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


                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands, Unaudited)
                                     ASSETS


                                                            December 31,       June 30,
                                                               1998              1998
                                                            ------------       --------
Current assets:
    Cash, cash equivalents                                  $  16,430        $  22,916
    Short-term investments                                     21,861           13,970
    Accounts receivable, net                                    8,404            8,183
    Inventories                                                 5,217           10,146
    Deferred income taxes                                       2,266            2,266
    Prepaid expenses and other assets                           1,611            1,236
                                                            ---------        ---------
        Total current assets                                   55,789           58,717

 Property and equipment, net                                    7,454            7,766
 Investment in joint venture                                   49,289           49,289
 Other assets                                                   2,645            2,655
                                                            ---------        ---------
        Total assets                                        $ 115,177        $ 118,427
                                                            =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $   5,128        $   3,359
    Accrued expenses and other liabilities                      4,727            5,805
    Current portion of obligation under capital lease             383              380
    Income taxes payable                                        1,729            1,292
                                                            ---------        ---------
        Total current liabilities                              11,967           10,836
    Deferred income taxes                                       2,350            2,350
    Obligations under capital lease                               166              350
                                                            ---------        ---------
        Total liabilities                                      14,483           13,536
                                                            ---------        ---------

 Stockholders' equity:
    Common stock and additional paid-in capital                45,918           45,352
    Retained earnings                                          58,258           62,724
    Treasury stock, at cost, 435 and 374 shares                (3,482)          (3,185)
                                                            ---------        ---------
        Total stockholders' equity                            100,694          104,891
                                                            ---------        ---------
        Total liabilities and stockholders equity           $ 115,177        $ 118,427
                                                            =========        =========

                                TRIDENT MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                    Three Months Ended                Six Months Ended
                                                        December 31,                     December 31,
                                                 ------------------------        ------------------------
                                                     1998            1997            1998            1997
                                                 --------        --------        --------        --------
Net sales                                        $ 20,652        $ 26,939        $ 44,528        $ 65,478

Cost of sales                                      12,596          18,705          29,514          41,698
                                                 --------        --------        --------        --------

Gross margin                                        8,056           8,234          15,014          23,780

Research and development expenses                   6,604           6,674          12,830          13,265

Sales, general and administrative expenses          3,774           5,089           7,701          10,601
                                                 --------        --------        --------        --------

Income from operations                             (2,322)         (3,529)         (5,517)            (86)

Interest income, net                                  565             822           1,080           1,647
                                                 --------        --------        --------        --------

Income before income taxes                         (1,757)         (2,707)         (4,437)          1,561

Provision for income taxes                             --            (758)             29             437
                                                 --------        --------        --------        --------

Net income (loss)                                $ (1,757)       $ (1,949)       $ (4,466)       $  1,124
                                                 ========        ========        ========        ========
Basic earnings (loss) per share                  $  (0.14)       $  (0.15)       $  (0.35)       $   0.09
                                                 ========        ========        ========        ========
Shares used in computing
per share amounts                                  12,972          13,036          12,943          12,986
                                                 ========        ========        ========        ========

Diluted earnings (loss) per share                $  (0.14)       $  (0.15)       $  (0.35)       $   0.08
                                                 ========        ========        ========        ========
Shares used in computing diluted
per share amounts                                  12,972          13,036          12,943          14,581
                                                 ========        ========        ========        ========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                              ------------------------
                                                                                1998            1997
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $ (4,466)       $  1,124
     Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                                       1,954           1,805
             Provision for doubtful accounts and sales returns                     154             675
             Changes in assets & liabilities:
                Accounts receivable                                               (375)          9,359
                Inventories                                                      4,929         (15,183)
                Prepaid expenses and other current assets                         (375)           (589)
                Other assets                                                        10          (2,325)
                Accounts payable                                                 1,769           4,440
                Accrued expenses and other liabilities                          (1,078)         (1,215)
                Income tax payable                                                 437           1,435
                                                                              --------        --------
                    Net cash provided by (used in) operating activities          2,959            (474)
                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments, net                             (7,891)         14,781
     Purchase of property and equipment                                         (1,642)         (2,734)
     Investment in joint venture                                                    --          (9,700)
                                                                              --------        --------
                    Net cash provided by (used in) investing activities         (9,533)          2,347
                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                      566           1,756
     Repayment of capital leases                                                  (181)           (159)
     Purchase of treasury stock                                                   (297)             --
                                                                              --------        --------
                    Net cash provided by financing activities                       88           1,597
                                                                              --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (6,486)          3,470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                22,916          29,745
                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 16,430        $ 33,215
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

NOTE 3  INVENTORIES

         Inventories consisted of the following (in thousands):


                  December 31, 1998               June 30, 1998
                  -----------------               -------------

Work in process       $ 1,271                       $ 2,615
Finished goods          3,946                         7,531
                      -------                       -------
                      $ 5,217                       $10,146
                      -------                       -------

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.


                                                 Three Months Ended              Six Months Ended
                                                     December 31,                    December 31,
                                             --------------------------        ------------------------
 (in thousands, except per share data)          1998             1997           1998           1997
                                             ---------        ---------        ---------        -------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                               $  (1,757)       $  (1,949)       $  (4,466)       $ 1,124
                                             =========        =========        =========        =======
Weighted average common shares                  12,972           13,036           12,943         12,986
                                             =========        =========        =========        =======
Basic net income (loss) per share            $   (0.14)       $   (0.15)       $   (0.35)       $  0.09
                                             =========        =========        =========        =======

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                               $  (1,757)       $  (1,949)       $  (4,466)       $ 1,124
                                             =========        =========        =========        =======
Weighted average common shares                  12,972           13,036           12,943         12,986
Dilutive common stock equivalents                   --               --               --          1,595
                                             ---------        ---------        ---------        -------
Weighted average common shares
  and equivalents                               12,972           13,036           12,943         14,581
                                             =========        =========        =========        =======
Diluted net income (loss) per share          $   (0.14)       $   (0.15)       $   (0.35)       $  0.08
                                             =========        =========        =========        =======

        Options to purchase 4,573,991 shares of common stock were outstanding at the end of December 31, 1998 but were not included in the computations of diluted EPS for the three and six month periods ended December 31, 1998 because the Company incurred a loss. Options to purchase 4,452,573 shares of common stock were outstanding during the three month period ended December 31, 1997 but were not included in the computations of diluted EPS because the Company incurred a loss. Options to purchase 667,801 shares of common stock were outstanding during the six month period ended December 31, 1997 but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 5  LITIGATION

        On December 14, 1998, NeoMagic Corporation (Nasdaq: NMGC), filed suit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. (the "Company"). The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend the litigation vigorously. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic, Inc. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. However, due to the nature of the litigation, the Company cannot estimate with certainty what would be the ultimate outcome of the litigation.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and six months ended December 31, 1998 and 1997:


                                             Three Months Ended           Six Months Ended
                                                 December 31,                December 31,
                                             ------------------           ----------------
                                              1998         1997            1998       1997
                                              ----         ----            ----       ----
 Net sales                                     100%         100%            100%       100%
 Cost of sales                                  61           69              66         64
                                              ----         ----            ----       ----
 Gross margin                                   39           31              34         36
 Research and development                       32           25              29         20
 Selling, general and administrative            18           19              17         16
                                              ----         ----            ----       ----
 Income (loss) from operations                 (11)         (13)            (12)        --
 Interest income, net                            3            3               2          3
                                              ----         ----            ----       ----
 Income (loss) before income taxes              (8)         (10)            (10)         3
 Provision for income taxes                     --           (3)             --          1
                                              ----         ----            ----       ----
 Net income (loss)                              (8)%         (7)%           (10)%        2%
                                              ----         ----            ----       ----


Net Sales

        Net sales for the three months ended December 31, 1998 were $20.7 million or 23% less than the $26.9 million reported in the three months ended December 31, 1997, and declined $3.2 million, or 14% from the $23.9 million reported in the three months ended September 30, 1998. Net sales for the six months ended December 31, 1998 were $44.5 million or 32% less than the $65.5 million reported in the six months ended December 31, 1997. The sales decrease from the three months ended September 30, 1998 was predominantly due to a decrease in unit shipments in both desktop and portable products. For the three and six months ended December 31, 1998, sales have declined compared to the prior year as product revenue from the newly introduced 3D products in both the desktop and portable area were not enough to offset declines in the older, less in demand 2D products. Desktop and portable products accounted for 46% and 51%, respectively, of the Company's sales for the three months ended December 31, 1998, and 53% and 43%, respectively, for the three months ended December 31, 1997. In the six month period ended December 31, 1998, desktop and portable products accounted for 48% and 48% of total sales, respectively. In the six month period ended December 31, 1997, desktop and portable products accounted for 52% and 44% of total sales, respectively.

        Sales to North American and European customers represented 20% of net sales in the three months ended December 31, 1998, an increase from approximately 11% in the three months ended December 31, 1997. Sales to North American and European customers represented 20% of net sales in the six months ended December 31, 1998, an increase from approximately 17% in the six months ended December 31, 1997. The increase in the percentage of net sales for North American and European customers for the three months ended December 31, 1998, is primarily due to an increase in sales of 3D desktop products. The increase in the percentage of net sales for North American and European customers for the six months ended December 31, 1998, is primarily due to a greater decrease in Asian sales relative to North American and European sales resulting in a higher net sales percentage for North American and European sales. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 80% of net sales in the three months ended December 31, 1998, down from approximately 89% in the three months ended December 31, 1997. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 80% of net sales in the six months ended December 31, 1998, down from approximately 83% in the three months ended December 31, 1997. In the three months ended December 31, 1998, sales to one customer accounted for 15% of net sales. In the three months ended December 31, 1997, sales to two customers, accounted for 17%, and 16% of net sales, respectively. In the six months ended December 31, 1998, sales to three customers accounted for 15%, 13%, and 11% of net sales, respectively. In the six months ended December 31, 1997, sales to three customers, accounted for 15%, 13%, and 11% of net sales, respectively. The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 16% and 14% of revenues during the three months ended December 31, 1998 and 1997, respectively, and 15% of revenues during the six months ended December 31, 1998, down from 17% in the six months ended December 31, 1997. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. Sales returns from distributors have historically not been material. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

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

Gross Margin

        Gross margin decreased to $8.0 million for the three months ended December 31, 1998, down from $8.2 million in the three months ended December 31, 1997. The decrease was primarily the result of a market downturn which resulted in declining sales volume and lower ASP's across all product lines. The gross margin as a percentage of net sales for the three months period ended December 31, 1998, increased to 39% of net sales as compared to 31% for the three months ended December 31, 1997. The increase in gross margin as a percentage of sales is attributed to lower product cost, changes in product mix and certain non-recurring items such as reversal of forfeited price rebate accruals and sales of certain products previously reserved. Gross margin decreased to $15.0 million for the six months ended December 31, 1998, down from $23.8 million in the six months ended December 31, 1997. The gross margin as a percentage of net sales for the six months period ended December 31, 1998, decreased to 34% of net sales as compared to 36% for the three months ended December 31, 1997. The six month decrease was primarily a result of lower sales across all product lines. The Company expects the gross margin as a percentage of net sales in future quarters to decline to approximately the level achieved in the quarter ended September 30, 1998 which was 29%.

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

Research and Development

        Research and development expenses for the three months ended December 31, 1998 decreased to $6.6 million from $6.7 million for the December 31, 1997 three month period. As a percent of net sales, research and development expenses increased to 32% for the three months ended December 31, 1998 from 25% of net sales for the three months ended December 31, 1997. Research and development expenses for the six months ended December 31, 1998 decreased to $12.8 million from $13.3 million for the December 31, 1997 six month period. As a percent of net sales, research and development expenses increased to 29% for the six months ended December 31, 1998 from 20% of net sales for the six months ended December 31, 1997. The decrease in research and development expenses in actual dollars for both the three and six months ended December 31, 1998 from December 31, 1997 can be attributed primarily to a reduction in workforce and a decrease in nonrecurring engineering charges resulting from the Company's cost reduction programs.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $3.8 million in the three months ended December 31, 1998 from $5.1 million in the three months ended December 31, 1998. As a percent of net sales, selling, general and administrative expenditures decreased to 18% of net sales for the three months ended December 31, 1998 from 19% of net sales in the three months ended December 31, 1997. The decrease in selling, general and administrative expenditures in actual dollars is attributed primarily to the Company's cost reduction programs and a decrease in representative commissions due to lower sales for both the three and six month periods ending December 31, 1998. The Company will continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income decreased to $565,000 in the three months ended December 31, 1998 from $822,000 in the same prior year period. In the six month period ended December 31, 1998 interest income decreased to $1,080,000 from $1,647,000 in the six month period ended December 31, 1997. The decreases in both the three month and six month periods ending December 31, 1998 are primarily the result of lower average cash levels invested by the Company.

Provision for Income Taxes

        Due to the current loss situation of the Company, no provision for U.S. taxes was taken for both the three and six month periods ending December 31, 1998.

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

        Information systems. In 1997, the Company undertook a project to upgrade all its information systems to Year 2000 compliance. The Company has upgraded its U.S. information systems to Year 2000 compliance in January, 1999. The Company expects to have its Asian facilities information systems upgraded to Year 2000 compliance by the end of the third quarter of fiscal 1999.

        Products. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

        Operations and Infrastructure. The U.S. facility has upgraded its office equipment and other items used in its operations to year 2000 compliance in January, 1999. The Company expects to have its Asian facilities office equipment and other items used in its operations upgraded to Year 2000 compliance by the end of the third quarter in fiscal 1999.

        Suppliers. The Company has evaluated its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the Company's operations. The Company has contacted all of its suppliers to assess their Year 2000 readiness and will continue to monitor the progress of its key suppliers. The Company has assessed its key suppliers for Year 2000 readiness and has not found any Year 2000 issues from suppliers which would adversely impact the Company's operations.

        General and Risk Factors. The Company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. With the upgrading of its U.S. information systems to Year 2000 compliance in January, 1999, the Company believes it has reduced the potential risk from Year 2000 issues affecting its information systems and systems embedded in its operations and infrastructure. The Company is in the final stages of implementation for all its operations and infrastructure, but cannot predict whether significant problems will be identified. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date are expected to be not less than $100,000.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $16.4 million and short-term investments of $21.9 million. The increase in short-term investments from $14.0 million at June 30, 1998 was due to transfers from cash and cash equivalents to short-term investments during the six months ended December 31, 1998.

         In the six months ended December 31, 1998, $3.0 million of cash was provided by operations, compared to the six months ended December 31, 1997 in which $0.5 million of cash was used by operations. The increase was mainly the result of a decrease in inventories, an increase in accounts payable and income taxes payable, offset in part by unprofitable operations and an increase in accounts receivable and a decrease in accrued expenses for the six months ended December 31, 1998. The decrease in inventories reflected the Company's effort to reduce inventory cost according to adjusted sales expectations. Capital expenditures were $1.6 million for the six months ended December 31, 1998 compared to $2.7 million for the six months ended December 31, 1997.

        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation ("UMC") and other venture partners to establish a foundry, United Integrated Circuits ("UICC"). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsinchu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant, and there are no existing Trident products on UICC's production lines. The UICC foundry is being rebuilt and is expected to be in production in calendar year 1999. At December 31, 1998, the Company held a 9.3% equity ownership in UICC.

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

        In April, 1998, the Company's Board of Directors approved a $20 million stock repurchase program over the next twelve months. During the six months ended December 31, 1998, 60,100 shares of common stock were repurchased for $0.3 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. The Company's cash reserve may decline as a result of its future use, if any, of the repurchase provision.

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

        The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the six months ended December 31, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and the Company cannot predict that these exchanges will not re-occur in the future. However, in the six months ended December 31, 1998 exchanges were not significant. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

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

        The Company currently relies exclusively upon independent foundries to manufacture its products either in finished or in wafer form, and orders production either on contract or spot basis. The Company's ability to supply product to its customers is thus dependent upon its continuing relationships with those foundries and in turn upon their uninterrupted ability to supply the Company's product. In response to a worldwide shortage of foundry capacity shortage, the Company entered into a number of contracts providing for additional capacity. Certain of such contracts require substantial advance payments. There can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demands in the future, particularly if that demand should increase, or that the additional capacity from current foundries and new foundry sources will be available and will satisfy the Company's quality, delivery schedule, and/or price requirements.

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


        The Company's principal research and development activity is conducted in Silicon Valley where the competition for technical talent is intense. The Company constantly reviews measures to attract and retain new and existing employees. As a result of the foregoing, the Company established a research and development facility in Shanghai, People's Republic of China in the quarter ended March 31, 1998. This facility currently has fifty employees as of December 31, 1998. The Company is considering other organizational changes to improve its research and development and product execution efforts. There can be no assurance that these measures will be successful.

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

SUBSEQUENT EVENT

        On January 14, 1999, John Luke, President Emeritus, Taiwan National Semiconductor Corporation, was appointed to the Company's Board of Directors.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On December 14, 1998, NeoMagic Corporation (Nasdaq: NMGC), filed suit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. (the "Company"). The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic, Inc. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. Statements regarding the possible outcome of litigation and the Company's actions are forward looking statements and actual outcomes could very based upon future developments on the litigation.

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

---------

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

        (b) Reports on Form 8-K
               Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 11, 1999 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)




/s/  Frank C. Lin
----------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)




/s/  Peter Jen
----------------------------------
Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

                               INDEX TO EXHIBITS

            Exhibit
            Number                     Description
            ------                     -----------
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

---------

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