Form 10-Q
period 1999-03-31
TRIDENT MICROSYSTEMS INC
filed 1999-05-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     77-0156584
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

              2450 Walsh Ave., Santa Clara, California 95051-1303
              (Address of principal executive offices) (Zip code)

                                 (408) 496-1085
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 1999 was 12,997,203.

              This document (including exhibits) contains 17 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                             Page
                                                                                             ----

                               PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - March 31, 1999 and
        June 30, 1998 (Unaudited)                                                               3

        Condensed Consolidated Statement of Operations for the Three Months
             and Nine Months Ended March 31, 1999 and 1998 (Unaudited)                          4

        Condensed Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 1999 and 1998 (Unaudited)                                               5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                    6

Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              8

Item 3: Quantitative and Qualitative Disclosures About Market Risk                 Not Applicable

                               PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                      15

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands, Unaudited)
                                     ASSETS


                                                                   MARCH 31,          JUNE 30,
                                                                     1999               1998
                                                                   ---------          ---------
Current assets:
    Cash, cash equivalents                                         $  29,121          $  22,916
    Short-term investments                                             6,139             13,970
    Accounts receivable, net                                          12,057              8,183
    Inventories                                                        3,837             10,146
    Deferred income taxes                                              2,266              2,266
    Prepaid expenses and other assets                                  1,386              1,236
                                                                   ---------          ---------
        Total current assets                                          54,806             58,717

 Property and equipment, net                                           6,431              7,766
 Investment in joint venture                                          49,289             49,289
 Other assets                                                          2,728              2,655
                                                                   ---------          ---------
        Total assets                                               $ 113,254          $ 118,427
                                                                   =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   5,896          $   3,359
    Accrued expenses and other liabilities                             5,922              5,805
    Current portion of obligation under capital lease                    381                380
    Income taxes payable                                               1,729              1,292
                                                                   ---------          ---------
        Total current liabilities                                     13,928             10,836
    Deferred income taxes                                              2,350              2,350
    Obligations under capital lease                                       74                350
                                                                   ---------          ---------
        Total liabilities                                             16,352             13,536
                                                                   ---------          ---------

 Stockholders' equity:
    Common stock and additional paid-in capital                       45,918             45,352
    Retained earnings                                                 54,471             62,724
    Treasury stock, at cost, 436 and 374 shares                       (3,487)            (3,185)
                                                                   ---------          ---------
        Total stockholders' equity                                    96,902            104,891
                                                                   ---------          ---------
        Total liabilities and stockholders equity                  $ 113,254          $ 118,427
                                                                   =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                -----------------------       -----------------------
                                                  1999           1998           1999           1998
                                                --------       --------       --------       --------
Net sales                                       $ 23,253       $ 28,249       $ 67,781       $ 93,727

Cost of sales                                     16,126         18,518         45,640         60,216
                                                --------       --------       --------       --------

Gross margin                                       7,127          9,731         22,141         33,511

Research and development expenses                  7,244          7,175         20,074         20,440

Sales, general and administrative expenses         4,142          4,414         11,872         15,015
                                                --------       --------       --------       --------

Income from operations                            (4,259)        (1,858)        (9,805)        (1,944)

Interest income, net                                 472            576          1,552          2,223
                                                --------       --------       --------       --------

Income before income taxes                        (3,787)        (1,282)        (8,253)           279

Provision for income taxes                             -           (359)            --             78
                                                --------       --------       --------       --------

Net income (loss)                               $ (3,787)      $   (923)      $ (8,253)      $    201
                                                ========       ========       ========       ========

Basic earnings (loss) per share                 $  (0.29)      $  (0.07)      $  (0.64)      $   0.02
                                                ========       ========       ========       ========
Shares used in computing
per share amounts                                 12,998         13,090         12,961         13,020
                                                ========       ========       ========       ========

Diluted earnings (loss) per share               $  (0.29)      $  (0.07)      $  (0.64)      $   0.01
                                                ========       ========       ========       ========
Shares used in computing diluted
per share amounts                                 12,998         13,090         12,961         14,661
                                                ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands, Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (8,253)      $    201
     Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                                      3,119          2,830
             Provision for doubtful accounts and sales returns                    126             71
             Changes in assets and liabilities:
                Accounts receivable                                            (4,000)        10,012
                Inventories                                                     6,309        (11,448)
                Prepaid expenses and other current assets                        (150)          (117)
                Other assets                                                      (73)        (2,908)
                Accounts payable                                                2,537         (7,197)
                Accrued expenses and other liabilities                            117         (1,116)
                Income tax payable                                                437          1,384
                                                                             --------       --------
                    Net cash provided by (used in) operating activities           169         (8,288)
                                                                             --------       --------
CASH FLOWS FROM INVESTING  ACTIVITIES:
     Sale (purchase) of short-term investments, net                             7,831         23,658
     Purchase of property and equipment                                        (1,784)        (3,334)
     Investment in joint venture                                                    -         (9,658)
                                                                             --------       --------
                    Net cash provided by investing activities                   6,047         10,666
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                     566          1,913
     Repayment of capital leases                                                 (275)          (177)
     Purchase of treasury stock                                                  (302)             -
                                                                             --------       --------
                    Net cash provided by (used in) financing activities           (11)         1,736
                                                                             --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       6,205          4,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               22,916         29,745
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 29,121       $ 33,859
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

NOTE 3 INVENTORIES

         Inventories consisted of the following (in thousands):

                                               MARCH 31, 1999         JUNE 30, 1998
                                               --------------         -------------
Work in process                                   $   522                $ 2,615
Finished goods                                      3,315                  7,531
                                                  -------                -------
                                                  $ 3,837                $10,146
                                                  =======                =======

NOTE 4 EARNINGS PER SHARE

        Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and other potential common shares. Diluted Earnings Per Share (EPS) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          MARCH 31,                               MARCH 31,
                                               ------------------------------          ------------------------------
(in thousands, except per share data)             1999                1998                1999                1998
                                               ----------          ----------          ----------          ----------

BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                                 $   (3,787)         $     (923)         $   (8,253)         $      201
                                               ==========          ==========          ==========          ==========
Weighted average common shares                     12,998              13,090              12,961              13,020
                                               ==========          ==========          ==========          ==========
Basic net income (loss) per share              $    (0.29)         $    (0.07)         $    (0.64)         $     0.02
                                               ==========          ==========          ==========          ==========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                                 $   (3,787)         $     (923)         $   (8,253)         $      201
                                               ==========          ==========          ==========          ==========
Weighted average common shares                     12,998              13,090              12,961              13,020
Dilutive common stock equivalents                       -                   -                   -               1,641
                                               ----------          ----------          ----------          ----------
Weighted average common shares
  and equivalents                                  12,998              13,090              12,961              14,661
                                               ==========          ==========          ==========          ==========
Diluted net income (loss) per share            $    (0.29)         $    (0.07)         $    (0.64)         $     0.01
                                               ==========          ==========          ==========          ==========

        Options to purchase 4,633,997 shares of common stock were outstanding at the end of March 31, 1999 but were not included in the computations of diluted EPS for the three and nine month periods ended March 31, 1999 because the Company incurred a loss. Options to purchase 4,167,841 shares of common stock were outstanding during the three month period ended March 31, 1998 but were not included in the computations of diluted EPS because the Company incurred a loss. Options to purchase 61,301 shares of common stock were outstanding during the nine month period ended March 31, 1998 but were not included in the computations of diluted EPS because the options' price was greater than the average market price of the common shares.

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

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and nine months ended March 31, 1999 and 1998:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 MARCH 31,                      MARCH 31,
                                            -------------------           -------------------
                                            1999           1998           1999           1998
                                            ----           ----           ----           ----
Net sales                                    100%           100%           100%           100%
Cost of sales                                 69             66             67             64
                                            ----           ----           ----           ----
Gross margin                                  31             34             33             36
Research and development                      31             25             30             22
Selling, general and administrative           18             16             18             16
                                            ----           ----           ----           ----
Income (loss) from operations                (18)            (7)           (15)            (2)
Interest income, net                           2              2              2              2
                                            ----           ----           ----           ----
Income (loss) before income taxes            (16)            (5)           (13)             -
Provision for income taxes                     -             (1)             -              -
                                            ----           ----           ----           ----
Net income (loss)                            (16)%           (4)%          (13)%           -%
                                            ====           ====           ====           ====

Net Sales

        Net sales for the three months ended March 31, 1999 were $23.3 million or 18% less than the $28.2 million reported in the three months ended March 31, 1998, and increased $2.6 million, or 13% from the $20.7 million reported in the three months ended December 31, 1998. Net sales for the nine months ended March 31, 1999 were $67.8 million or 28% less than the $93.7 million reported in the nine months ended March 31, 1998. The sales increase from the three months ended December 31, 1998 was predominantly due to a increase in unit shipments in 3D portable products. For the three and nine months ended March 31, 1999, sales have declined compared to the prior year as product revenue from the newly introduced 3D products in both the portable and desktop area were not enough to offset declines in the older, less in demand 2D products and general declines in average selling prices in desktop products. Portable and desktop products accounted for 65% and 31% respectively, of the Company's sales for the three months ended March 31, 1999, and 30% and 67%, respectively, for the three months ended March 31, 1998. In the nine month period ended March 31, 1999, portable and desktop products accounted for 54% and 42% of total sales, respectively. In the nine month period ended March 31, 1998, portable and desktop products accounted for 40% and 57% of total sales, respectively.

        Sales to North American and European customers represented 36% of net sales in the three months ended March 31, 1999, an increase from approximately 15% in the three months ended March 31, 1998. Sales to North American and European customers represented 25% of net sales in the nine months ended March 31, 1999, an increase from approximately 16% in the nine months ended March 31, 1998. The increase in the percentage of net sales for North American and European customers for both the three months and nine months ended March 31, 1999, is primarily due to a greater decrease in Asian sales relative to North American and European sales. The Company expects Asian customers will continue to account for a significant portion of the Company's sales. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 64% of net sales in the three months ended March 31, 1999, down from approximately 85% in the three months ended March 31, 1998. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for approximately 75% of net sales in the nine months ended March 31, 1999, down from approximately 84% in the nine months ended March 31, 1998. In the three months ended March 31, 1999, sales to three customers accounted for 19%, 17%, and 10% of net sales respectively. In the three months ended March 31, 1998, sales to three customers accounted for 22%, 12%, and 12% of net sales, respectively. In the nine months ended March 31, 1999 sales to two customers accounted for 16%, and 10% of net sales, respectively. In the nine months ended March 31, 1998, sales to two customers accounted for 17% and 10% of net sales, respectively. The Company derives a portion of its revenues from sales to distributors. Sales to distributors represented 17% and 9% of revenues during the three months ended March 31, 1999 and 1998, respectively, and 16% of revenues during the nine months ended March 31, 1999, up from 11% in the nine months ended March 31, 1998. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. Sales returns from distributors have historically not been material. Substantially all of the sales transactions were denominated in U.S. dollars during both periods.

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

Gross Margin

        Gross margin decreased to $7.1 million for the three months ended March 31, 1999, down from $9.7 million in the three months ended March 31, 1998. The gross margin as a percentage of net sales for the three months period ended March 31, 1999, decreased to 31% of net sales as compared to 34% for the three months ended March 31, 1998. Gross margin for the three months ended March 31, 1999 was adversely affected by lower sales of desktop products and 2D portable products, despite increases in sales of 3D portable products. Gross margin decreased to $22.1 million for the nine months ended March 31, 1999, down from $33.5 million in the nine months ended March 31, 1998. The gross margin as a percentage of net sales for the nine months period ended March 31, 1999, decreased to 33% of net sales as compared to 36% for the nine months ended March 31, 1998. The nine month decrease was primarily a result of lower sales and declining ASP's of desktop products and lower sales of 2D portable products.

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

Research and Development

        Research and development expenses for the three months ended March 31, 1999 remained flat at $7.2 million compared to the March 31, 1998 three month period. As a percent of net sales, research and development expenses increased to 31% for the three months ended March 31, 1999 from 25% of net sales for the three months ended March 31, 1998. Research and development expenses for the nine months ended March 31, 1999 decreased to $20.1 million from $20.4 million for the March 31, 1998 nine month period. As a percent of net sales, research and development expenses increased to 30% for the nine months ended March 31, 1999 from 22% of net sales for the nine months ended March 31, 1998. The decrease in research and development expenses in actual dollars for the nine months ended March 31, 1999 compared to the respective nine months ended March 31, 1998 can be attributed primarily to a reduction in workforce and a decrease in nonrecurring engineering charges resulting from the Company's cost reduction programs.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $4.1 million in the three months ended March 31, 1999 from $4.4 million in the three months ended March 31, 1998. As a percent of net sales, selling, general and administrative expenditures increased to 18% of net sales for the three months ended March 31, 1999 from 16% of net sales in the three months ended March 31, 1998. In the nine months ended March 31, 1999, selling, general and administrative expenditures decreased to $11.8 million, from the March 31, 1998 nine month period of $15.0 million. Selling, general and administrative expenditures increased to 17% of net sales for the nine months ended March 31, 1999 from 16% of net sales in the nine months ended March 31, 1998. The decrease in selling, general and administrative expenditures in actual dollars is attributed primarily to the Company's cost reduction programs and a decrease in representative commissions due to lower sales for both the three and nine month periods ending March 31, 1999. The Company intends to continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income decreased to $472,000 in the three months ended March 31, 1999 from $576,000 in the same prior year period. In the nine month period ended March 31, 1999 interest income decreased to $1,552,000 from $2,223,000 in the nine month period ended March 31, 1998. The decreases in both the three month and nine month periods ending March 31, 1999 are primarily the result of lower average cash levels invested by the Company.

Provision for Income Taxes

        Due to the current loss situation of the Company, no provision for U.S. taxes was taken for both the three and nine month periods ending March 31, 1999.

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

        Information systems. In 1997, the Company undertook a project to upgrade all its information systems to Year 2000 compliance. The Company has upgraded its U.S. information systems to Year 2000 compliance in January, 1999. The Company expects to have its Asian facilities information systems upgraded to Year 2000 compliance by the end of May fiscal year 1999.

        Products. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

        Operations and Infrastructure. The U.S. facility has upgraded its office equipment and other items used in its operations to year 2000 compliance in January, 1999. The Company expects to have its Asian facilities office equipment and other items used in its operations upgraded to Year 2000 compliance by the end of May fiscal year 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $29.1 million and short-term investments of $6.1 million. The decrease in short-term investments from $14.0 million at June 30, 1998 was due to transfers to cash and cash equivalents from short-term investments during the nine months ended March 31, 1999.

        In the nine months ended March 31, 1999, $0.2 million of cash was provided by operations, compared to the nine months ended March 31, 1998 in which $8.3 million of cash was used by operations. The change was mainly the result of a decrease in inventories, an increase in accounts payable and income taxes payable, offset in part by unprofitable operations and an increase in accounts receivable for the nine months ended March 31, 1999. The decrease in inventories reflected the Company's effort to reduce inventory levels according to adjusted sales expectations. Capital expenditures were $1.8 million for the nine months ended March 31, 1999 compared to $3.3 million for the nine months ended March 31, 1998.


        In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation ("UMC") and other venture partners to establish a foundry, United Integrated Circuits Corporation ("UICC"). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident 12.5% of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsinchu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. Trident was not utilizing the UICC fabrication plant, and there are no existing Trident products on UICC's production lines. The UICC Board of Directors are exploring available alternatives, and a firm decision on the rebuilding of the fab plant should be reached before fiscal year June 30, 1999. At March 31, 1999, the Company held a 9.3% equity ownership in UICC.

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

        In April 1999, the Company's Board of Directors renewed a $20 million stock repurchase program over the next twelve months. During the nine months ended March 31, 1999, 61,100 shares of common stock were repurchased for $0.3 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. The Company's cash reserve may decline as a result of its future use, if any, of the repurchase provision.

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


        The Company supplies components to a variety of OEM customers that in turn sell their products into the overall PC marketplace. Their success influences the overall net orders that the Company may receive and attempt to fill. Should there be a downturn in the overall PC business or should the existing customers not be in a position to place orders or to accept order fulfillment, the Company's performance would be adversely impacted and there can be no assurance that the Company would be successful in achieving offsetting orders. The success of the Company's marketing and sales efforts can also be affected by changes in the global graphics marketplace. Because the Company's customers distribute their products worldwide, such factors as shifts in market share from Asian clone makers to other manufacturers have in the past affected the Company's operating results. It is likely that future shifts would continue to influence the Company's business. Since a substantial portion of the Company's revenues has been and is expected to continue to be generated from customers in Asia, it is likely that the Company's operating results will fluctuate with changes in the Asian economies, particularly those of Taiwan and Hong Kong. During the six months ended December 31, 1997, the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels. These product exchanges are the result of the industry transition from 2D to 3D, and the Company cannot predict that these exchanges will not re-occur in the future. However, in the nine months ended March 31, 1999 exchanges were not significant. Past performance has indicated that seasonal performance variations should be expected with the historic slowest PC sales occurring during the summer. These factors influence when the Company's customers place their orders and when delivery is required.

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

        The Company's principal research and development activity is conducted in Silicon Valley where the competition for technical talent is intense. The Company constantly reviews measures to attract and retain new and existing employees. As a result of the foregoing, the Company established a research and development facility in Shanghai, People's Republic of China in the quarter ended March 31, 1998. This facility currently has fifty employees as of March 31, 1999. The Company is considering other organizational changes to improve its research and development and product execution efforts. There can be no assurance that these measures will be successful.

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

TEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

                                    PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation (Nasdaq: NMGC), filed suit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. (the "Company"). The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. On March 25, 1999 NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed. Statements regarding the possible outcome of litigation and the Company's actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

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

3.1        Restated Certificate of Incorporation.(1)

3.2        Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)

4.1        Reference is made to Exhibits 3.1 and 3.2.

4.2        Specimen Common Stock Certificate.(2)

4.3        Form of Rights Agreement between the Company and ChaseMellon
           Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement).(3)

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

10.9(*)    Summary description of the Company's 401(k) plan.(2)

10.10(*)   Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)   Form of Non-statutory Stock Option Agreement between the Company and
           Frank C. Lin.(4)

10.13(*)   Form of 1992 Stock Option Plan amending and restating the 1990 Stock
           Option Plan included as Exhibit 10.5.(2)

10.14      Sublease Agreement dated November 23, 1998 between the Company and
           Applied Materials, Inc. for the Company's principal offices located at 2450 Walsh Avenue, Santa Clara, California.(6)

10.16      Foundry Venture Agreement dated August 18, 1995 by and between the
           Company and United Microelectronics Corporation.(5)(7)

27.1       Financial Data Schedule (EDGAR version only)(6)

---------------

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

        (b) Reports on Form 8-K

                Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 1999 on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/  FRANK C. LIN
--------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/  PETER JEN
--------------------------------------
Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION

3.1        Restated Certificate of Incorporation.(1)

3.2        Bylaws of Trident Delaware Corporation, a Delaware corporation.(2)

4.1        Reference is made to Exhibits 3.1 and 3.2.

4.2        Specimen Common Stock Certificate.(2)

4.3        Form of Rights Agreement between the Company and ChaseMellon
           Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement).(3)

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

10.9(*)    Summary description of the Company's 401(k) plan.(2)

10.10(*)   Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)   Form of Non-statutory Stock Option Agreement between the Company and
           Frank C. Lin.(4)

10.13(*)   Form of 1992 Stock Option Plan amending and restating the 1990 Stock
           Option Plan included as Exhibit 10.5.(2)

10.14      Sublease Agreement dated November 23, 1998 between the Company and
           Applied Materials, Inc. for the Company's principal offices located at 2450 Walsh Avenue, Santa Clara, California.(6)

10.16      Foundry Venture Agreement dated August 18, 1995 by and between the
           Company and United Microelectronics Corporation.(5)(7)

27.1       Financial Data Schedule (EDGAR version only)(6)

---------------

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