Form 10-K
period 1999-06-30
TRIDENT MICROSYSTEMS INC
filed 1999-09-24
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999           Commission file number 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   77-0156584
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              2450 Walsh Avenue
           Santa Clara, California                           95051-1303
  (Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (408) 496-1085

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 1999 ($9.125 per share), as reported on the NASDAQ National Market was approximately $97,759,100. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 1999, was 13,200,454.

        Part III incorporates by reference from the definitive proxy statement for the registrant's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                       TABLE OF CONTENTS                                  Page
                                                                                          ----
PART I.....................................................................................  3
        Item 1.       Business...............................................................3
        Item 2.       Properties............................................................12
        Item 3.       Legal Proceedings.....................................................12
        Item 4.       Submission of Matters to a Vote of Securities Holders.................13

PART II.................................................................................... 16

        Item 5.       Market for the Registrant's Common Stock and Related
                      Stockholder Matters...................................................16
        Item 6.       Selected and Supplementary Financial Data.............................17
        Item 7.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................18
        Item 7A.      Quantitative and Qualitative Disclosures About Risk...................26
        Item 8.       Financial Statements and Supplementary Data...........................26
        Item 9.       Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..................................................26

PART III....................................................................................27
        Item 10.      Directors and Executive Officers of the Registrant....................27
        Item 11.      Executive Compensation................................................27
        Item 12.      Security Ownership of Certain Beneficial Owners and Management........27
        Item 13.      Certain Relationships and Related Transactions........................27

PART IV.................................................................................... 28
        Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K......28

POWER OF ATTORNEY...........................................................................45

SIGNATURES..................................................................................45

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT....................................46

 PART I

ITEM 1. BUSINESS

        When used in this report, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        The Company's overall strategy is to capture these market opportunities by using its design expertise to develop and manufacture videographics and multimedia products that offer a superior combination of price, performance and features. The Company is employing this strategy in the fast-growing graphics and multimedia markets with significant volume potential and is focusing on providing high performance and feature-rich products that it believes will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

        Trident has targeted the PC desktop, portable, and multimedia markets. The desktop market is the largest segment of the PC industry for the Company's graphics and multimedia products and is characterized by intense price competition and rapid technological advances. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphics controllers onto their motherboards. Following the first two 3D products of 3DImage975 and 3DImage985, the Company introduced the third 3D product, Blade 3D.

        Trident entered the portable market in 1995, and is now one of the leading companies in the market. The Company's portable strategy is to leverage its superior product positioning and continue to deliver the broadest product offering in the industry. The Company's product line includes: a) 2D 64-bit controllers, the Cyber9382 and Cyber9385 (with TV-Output), b) 3D portable graphics controllers, the Cyber9397 and Cyber9397DVD

(3D/AGP/DVD integrated), c) embedded SDRAM graphics controllers, the Cyber9388 (2D/PCI/2MB integrated), the Cyber9525DVD (3D/AGP2x/DVD/2.5MB integrated), the CyberBlade e4-128 (3D/AGP2x/DVD/4MB integrated), and d) integrated core-logic graphics controller, the CyberBlade i7 (3D/AGP/DVD/north bridge). The Company's development direction is a three-way technology drive with 3D, DVD, and embedded SDRAM solutions. Trident's portable vision is to be "The only other chip on the notebook(SM)" by integrating 2D/3D, DVD, AGP embedded memory, and audio in the future into one product. The CyberBlade e4-128 and the Cyber9525DVD together with the Cyber9388 are the tangible core of this vision.

        The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 26% of net sales for fiscal 1999.

CURRENT PRODUCTS

Desktop Computer Market:

        BLADE 3D 9880T This chip has all the features of its brother chip Blade 3D 9880, the major improvement of this turbo version coming from its manufacturing process which give the turbo chip the capability to run the 3D engine and memory in a higher clock rate. As a result the 9880T has a performance improvement of 20% to 30 % over the 9880.

        BLADE 3D 9880. This is the company's third 3D graphics accelerator for the desktop market. It features new advanced 3D features including: 32 bit 3D rendering engine, Trilinear filtering, anisotropic filtering and hardware texture compression to deliver fine 3D quality for Gamers. This accelerator is equipped with 4K internal texture cache with the advanced set-up engine to deliver a performance with 2 to 3 times improved 3D benchmarks than the 3DImage line

        3DIMAGE985. The 3DImage985 is the Company's second product offering to the 3D desktop market with 2x full AGP 3D performance.

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

Portable Computer Market:

        CYBER9525DVD. The industry's first 3D/AGP2x/DVD graphics controller with 2.5MB of embedded memory. The space and power saving allow the notebook designers to design high performance and full feature 3D notebook with minimum constraints. It is forward pin compatible to the CyberBlade e4-128.

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

        CYBER9397. This is the Company's first 3D color LED flat panel graphics accelerator for the mobile computer market. It features a hardware 3D rendering engine with triangle set-up engine, TrueVideo processor, motion video capture port, dual video windows for videoconferencing, and ClearTV(TM) for flicker free TV-Output support.

        CYBER9397DVD. It is the follow-on product to the 9397 with additional integrated AGP 2X and DVD hardware assist. The product provides 3D, AGP and DVD for the mainstream notebook market.

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

        4DWAVE-NX. This is the Company's second PCI audio accelerator and is based on the 4DWAVE-DX. It includes all of the features of the previous device and has added 4-speaker output, SPDIF output, Serial EEPROM Support and other PC '98/99 requirements. This product is mainly focused on the segment zero portion of the PC market by providing high performance at a low price.

NEW PRODUCTS

        The following products are being sampled in limited quantities. The Company's future success depends upon the successful completion of these and other new products. There can be no assurance that the Company will be able to commence shipment of these products in a timely manner or that they will be successful in the marketplace.

        CYBERBLADE e4-128. Pin compatible with Cyber 9525DVD, it features 4MB of embedded SDRAM memory and has the high performance Blade 3D (desktop) core adapted for the portable market. An LVDS transmitter is integrated. It is implemented in a 0.25mm process.

        CYBERBLADE i7. The industry's first graphics controller with integrated north bridge that is designed to fit the entry-level notebook. CBi7 supports SMA architecture, which eliminates the need for frame buffer memory. Further cost saving comes from the integrated north bridge that supports Socket 7 CPU. It shares the same 3D/AGP/DVD hardware and software with the CyberBlade e4-128.

        TVXPRESS. High quality TV encoder designed and optimized for Cyber9525DVD, CyberBlade e4-128, CyberBlade i7, Blade3D (desktop) and other Trident graphics controllers. It features support for NSTC and PAL as well as Macrovision protection for DVD playback.

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

SALES, MARKETING AND DISTRIBUTION

        The Company sells its products primarily through direct sales efforts. The Company has sales offices in Taipei, Taiwan; Hong Kong, China; Houston, Texas and Santa Clara, California. The Company's offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. The Company also markets its products through independent sales representatives and distributors.

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

        The Company's notebook customers have been primarily worldwide brandname portable PC manufacturers and Taiwanese OEM/ODM portable PC manufacturers. The product is distributed through brandname sales channels. With long design-in cycles, the Company has solid technical support to ensure successful product launching and delivery.

        Trident's future success depends in large part on the success of its sales to leading systems manufacturers. The Company continues to focus its sales and marketing efforts with the goal of increasing sales to the leading PC systems manufacturers and OEM channels. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip.

        During fiscal 1999, the Company generated 73% of its revenues from Asia and 27% from North America and the rest of the world. Major systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by the Company are reflected in the Company's revenues in Asia. Sales to two customers, Fujitsu and Innoquest accounted for approximately 13% and 12% of net sales, respectively, for fiscal 1999. A small number of customers frequently account for a majority of the Company's sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Future operating performance may be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect the Company's operating results in the future. For additional information on foreign and domestic operations, see
Note 9 of Notes to Financial Statements.

MANUFACTURING

        Trident has adopted a "fabless" manufacturing strategy whereby Trident contracts-out its wafer fabricating needs to qualified contractors that it believes provide cost, technology or capacity advantages for specific products. As a result, the Company has generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus its resources on product design, quality assurance, marketing and customer support. The Company has, however, made a substantial investment in a manufacturing joint venture as described below. Trident's wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages the manufacturing operations of the Company.

        In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company entered into a joint venture agreement in August 1995 with United Microelectronics Corporation ("UMC"), a Taiwanese publicly traded company and one of the Company's current foundries, under which the Company invested a certain amount of New Taiwan dollars, equivalent to approximately U.S.$49.3 million for a 7.25% equity interest in a joint venture with UMC and other venture partners. The Company has been guaranteed a certain percentage of total wafer supply from the wafer fabrication facility of the venture, United Integrated Circuits Corporation ("UICC"). The UMC agreement is expected to provide the Company with substantial additional capacity; however, it will also expose the Company to certain financial risk if the Company does not obtain enough purchase orders from its customers to consume the capacity or if the joint venture is not successful in its operations. Part of the joint venture foundry facility was destroyed in a fire on October 3, 1997. In

June 1999 the Company announced that it had received confirmation from UMC that, subject to the approval of the UMC shareholders and the Taiwan government, the UICC joint venture will be consolidated with UMC by the end of 1999. Trident expects to receive approximately 46.5 million shares of UMC stock in the consolidation. These shares represent about 0.5% of the outstanding stock of UMC. As the consolidation is subject to UMC shareholder approval, no assurance can be given as to whether such shares will be received. The Company has not determined whether or when it will sell such shares and the shares may be subject to trading or other restrictions. Following the consolidation, Trident will continue to have a guaranteed wafer supply from UMC approximately the same in quantity as it had with UICC.

        In fiscal 1999, the Company's primary foundries were UMC and Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company also received additional capacity from Samsung Semiconductor, Inc. and Winbond Electronics Corporation. In January 1997, the Company renegotiated its June 1995 wafer purchase agreement with TSMC. This agreement committed the Company to purchase and the supplier is to provide a certain number of wafers each year. In January 1997 TSMC reimbursed U.S.$14.4 million to Trident in conclusion of this agreement, but the Company and TSMC continue to maintain their semiconductor foundry relationship. The Company will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

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

RESEARCH AND DEVELOPMENT

        The Company conducted substantially all of its product development in-house and had a staff of 237 research and development personnel as of June 30, 1999. The Company is focusing its development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, flat panel controller products for notebook PCs and multimedia products. In addition, the Company intends to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, the Company is investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in the Company's future products, providing additional functionality and integration.

COMPETITION

        The markets in which the Company competes are highly competitive and the Company expects that competition will increase. The principal factors of competition in the Company's markets include, but are not limited to price, performance, the timing of new product introductions by the Company and its competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. The Company's principal current competitors in graphics include 3Dfx Interactive, Inc., ATI Technologies, Inc., Chips and Technologies, Inc. (an Intel subsidiary), Intel Corporation, Matrox, NVIDIA Corporation, NeoMagic, Inc., S3 Inc. and Silicon Integrated Systems and potential competitors including certain large semiconductor manufacturers such as National Semiconductor Corporation, and emerging semiconductor manufacturers. Current competitors in audio include Creative Labs, Inc., ESS Technology, Inc., and Cirrus Logic, Inc. Certain of the Company's current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company.

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

INTERNATIONAL OPERATIONS

        The Company's wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, China and Taipei, Taiwan. Trident Far East is responsible for the manufacturing of the Company's products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in their respective regions. The Taiwan office directly hires its own employees. The Company has established research and development facilities in Hsinchu, Taiwan and Shanghai, China.

        During fiscal 1999, 1998 and 1997, sales to OEM, ODM, and adapter card customers in Asia accounted for approximately 73%, 84% and 74% of the Company's net sales, respectively, and the Company anticipates that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture the Company's products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. The Company's sales have been adversely affected recently by the general economic decline in Asia. Also, political instability or significant changes in economic policy could disrupt the Company's operations in foreign countries or result in the curtailment or termination of such operations. While the Company has not experienced any other material adverse effects on its operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

INTELLECTUAL PROPERTY

        The Company attempts to protect its trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. We have filed one U.S. patent application relating to our technology. There can be no assurance that this application will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products. However, NeoMagic Corporation has filed suit alleging that the Company's embedded DRAM graphics accelerators infringe their patents. The Company has responded and filed a counterclaim, which is described in more detail under "Item 3. Legal Proceedings." There can be no assurance that this litigation will be resolved in favor of the Company or that third parties will not assert additional claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. The NeoMagic litigation or similar litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because the Company currently does not have a portfolio of patents, the Company may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against the Company or its customers and a license was not made available to the Company on commercially reasonable terms, the Company would be adversely affected. In addition, the laws of certain countries in which the Company's products have been or may be developed, manufactured or sold, including the People's Republic of China, Taiwan and Korea, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States of America.

        We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

        Trident and TrueVideo are registered trademarks, and Blade 3D 9880T, Blade 3D 9880, 3DImage985, 3DImage975, ProVidia9685, ProVidia9680, ProVidia9682, TVG9470, TGUI9440, TVGA8900D/DR,, TVGA9000i, Cyber9525DVD, Cyber9388, Cyber9397, Cyber9397DVD, Cyber9382, Cyber9385, Cyber9320, Omega82C722G, Omega82C722GX, Omega82C365G, 4DWAVE-DX, 4DWAVE-NX, CyberBlade e4-128, CyberBlade i7, TVXpress are trademarks of the Company. Windows, Windows 95, Windows NT and Video for Windows are trademarks of Microsoft Corporation. OS/2 is a trademark of International Business Machines Corporation. Other trademarks used herein are the property of their respective owners.

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

EMPLOYEES

        As of June 30, 1999, the Company had 348 full time employees, including 237 in research and development, 40 in product testing, quality assurance and operations functions, 47 in marketing and sales and 24 in finance, human resources, and administration. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where the Company is located. The Company's future success will depend in great part on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

        The Company leases a building of approximately 63,000 square feet on 2450 Walsh Avenue in Santa Clara, California, pursuant to a lease which expires in June 2001. This building is used as the Company's headquarters and includes development, marketing and sales, and administrative offices. The Company also leases a 5,400 square foot research and development facility in Chandler, Arizona. The Company leases office space for a sales office in Houston, Texas. This sales office totals approximately 500 square feet. Other Company leases include a 10,000 square foot office in Kowloon, Hong Kong, China, for the Hong Kong branch office of the Cayman Islands subsidiary, an 8,000 square foot sales office in Taipei, Taiwan, a 32,000 square foot research and development facility in Hsinchu, Taiwan, and an 11,000 square foot research and development facility in Shanghai, China.

ITEM 3. LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. On March 25, 1999 NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed. That motion has not been ruled on. The case is currently set for trial on March 27, 2000.

        In 1998 and 1999 Trident Microsystems, Inc. and VIA Technologies, Inc. entered into written agreements for the joint development of integrated 3D graphics and core logic devices for notebook and desktop personal computers. On July 22, 1999, Trident Microsystems, Inc. and Trident Technologies, Inc. filed a lawsuit against VIA Technologies, Inc., among other defendants, in the United States District Court for the Northern District of California. On July 30, 1999, Trident filed a first amended complaint alleging patent infringement, copyright infringement, breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, recission and unfair competition. Trident's complaint requests actual damages sustained by Trident, which are yet to be determined, as well as $200,000,000 in punitive damages. On August 23, 1999, VIA Technologies, Inc. filed an answer and counterclaim against Trident Microsystems, Inc., Trident Technologies, Inc. and Frank Lin seeking a declaratory judgment on Trident's patent and copyright infringement claims, damages for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, misappropriation of trade secrets and unfair competition.

        Due to the fast pace of the PC graphics industry and in order to protect its intellectual property, on August 11, 1999, Trident Microsystems, Inc. and Trident Technologies, Inc. filed a motion for preliminary injunction seeking to prevent the shipment of any VIA products, including but not limited to any products containing Trident's proprietary software technology. On August 31, 1999, VIA Technologies, Inc. filed its opposition and a counter-motion for a preliminary injunction seeking to force Trident to provide software drivers and software support to VIA Technologies, Inc.'s customers. A hearing on these motions has been continued pending settlement discussions between the parties.

        In July of 1999 Trident filed a Declaratory Judgement action in the Federal District Court of Delaware against Real 3D Corporation seeking a ruling by the court which would declare invalid and/or not infringed certain Real 3D patents being asserted against major Trident notebook PC customers. This filing of a Declaratory Judgement action follows a complaint filed by Real 3D against a number of other graphics companies for alleged infringement of three Real 3D patents which relate to graphics acceleration technology. Real 3D has also asserted these patents against major OEM PC manufacturers. Currently Trident is not a party to that litigation.

        Statements regarding the possible outcome of litigation and the Company's actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        As of June 30, 1999, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                           Age        Position                            Employed Since
----                           ---        --------                            --------------
Frank C. Lin                    54        President, Chief Executive                 1987
                                          Officer and Chairman of the Board

Jung-Herng Chang, Ph.D.         43        Senior Vice President, Engineering         1992

Peter Jen                       52        Senior Vice President, Asia                1988
                                          Operations and Chief Accounting
                                          Officer

Gerald Liu, Ph.D.               42        Senior Vice President, Marketing           1996

W. Steven Rowe, J.D.            49        Vice President of                          1995
                                          Administration/Human Resources
                                          and Acting Chief Financial Officer

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

        Dr. Liu was appointed to his present position in January 1998. With seventeen years of experiences in microelectronics related and software industries, he joined Trident in January 1996 through its acquisition of Omega Micro, Inc. Prior to joining Trident, Dr. Liu served eight years as founder and president of venture-backed Knights Technology and later its affiliate Omega Micro concurrently, a notebook IC design company acquired by Trident in January 1996. He continued to serve as a board member of Knights Technology until its acquisition by Electroglas (NASDAQ: EGLS). Prior to founding Knights Technology, he had been with Fairchild Semiconductor. He also was President of the Chinese Institute of Engineers, San Francisco Bay Chapter and a founding board member of the Chinese Software Professional Association. He is currently senior advisor to a venture capital fund and business advisor to several companies in the telecommunication and Internet industries. He holds a Ph.D. in Computer Science from the University of California, Berkeley, and a M.S.E.E. from the University of Illinois, Chicago, and an B.S.E.E. from National Taiwan University.

        Mr. Rowe joined the Company in June 1995. He was appointed as acting Chief Financial Officer in March of 1998. From 1994 to 1995 Mr. Rowe served in a multi-functional role including administration and human resources at OPTi, Inc. From 1992 to 1994 he was the Corporate Director of Administration and Human Resources for Olivetti North America, a division of Ing. C. Olivetti & C. Spa., Ivrea, Italy. Prior to Olivetti Mr. Rowe spent two years in private consulting to various high technology companies including Harris Microwave and General Electric. He is a past board member for the Society of Human Resources Management. Mr. Rowe holds a B.A. in Public Law and an M.A. in Speech/Communications from California State University, Chico, and a Juris Doctorate from Lincoln Law.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's stock has been traded on the NASDAQ National Market since the Company's initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
NASDAQ:

               Year Ended June 30,       High          Low
               -------------------     -------      -------
               1998
               ----
               First Quarter           $19.375      $10.875
               Second Quarter           16.875        7.688
               Third Quarter            10.250        7.630
               Fourth Quarter            7.875        5.000

               1999
               ----
               First Quarter           $ 5.313      $ 2.625
               Second Quarter            5.313        3.031
               Third Quarter             7.688        4.188
               Fourth Quarter            9.563        5.375

        As of June 30, 1999, there were approximately 190 registered holders of record of the Company's common stock.

        The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED AND SUPPLEMENTARY FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                Year ended June 30,
                                                          ------------------------------------------------------------
(in thousands, except per share data)                        1999          1998         1997        1996       1995
                                                          ---------     ---------     --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                                 $  89,255     $ 113,002     $177,934    $168,089    $106,766
Income (loss) from operations                               (14,251)       (9,520)      20,553      22,742       9,776
Net Income (loss)                                           (12,195)       (5,106)      15,340      16,860       8,011
Basic earnings (loss) per share                               (0.94)        (0.39)        1.20        1.38        0.69
Diluted earnings (loss) per share                             (0.94)        (0.39)        1.09        1.26        0.61

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term and investments    $  32,469     $  36,886     $ 59,945    $ 41,228    $ 60,636
Working capital                                              37,498        47,881       64,952      58,618      61,610
Total assets                                                110,910       118,427      139,516     127,510      88,665
Long-term debt, less current portion                             82           350          707          --          --
Total stockholders' equity                                   93,381       104,891      109,557      90,184      66,141


               SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                           FISCAL 1999 QUARTER ENDED
                                            -------------------------------------------------------
(in thousands, except per share data)        JUNE 30       MARCH 31      DECEMBER 31   SEPTEMBER 30
                                            ---------      ---------     -----------   ------------
Net sales                                   $ 21,473       $ 23,253       $ 20,652       $ 23,876
Gross margin                                   6,528          7,127          8,056          6,958
Income (loss) from operations                 (4,447)        (4,259)        (2,322)        (3,195)
Net income (loss)                             (4,022)        (3,787)        (1,757)        (2,709)
Basic earnings (loss) per share                (0.30)         (0.29)         (0.14)         (0.21)
Diluted earnings (loss) per share              (0.30)         (0.29)         (0.14)         (0.21)

                                                           FISCAL 1998 QUARTER ENDED
                                            -------------------------------------------------------
(in thousands, except per share data)        JUNE 30       MARCH 31      DECEMBER 31   SEPTEMBER 30
                                            ---------      ---------     -----------   ------------
Net sales                                   $ 19,274       $ 28,249       $ 26,939       $ 38,539
Gross margin                                   4,088          9,731          8,234         15,546
Income from operations                        (7,577)        (1,858)        (3,529)         3,443
Net income                                    (5,307)          (923)        (1,949)         3,073
Basic earnings per share                       (0.41)         (0.07)         (0.15)          0.24
Diluted earnings per share                     (0.41)         (0.07)         (0.15)          0.21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ANNUAL RESULTS OF OPERATIONS

        The following table sets forth the percentages that consolidated statement of operations items are to net sales for the years ended June 30, 1999, 1998 and 1997:

                                                            Year ended June 30,
                                                       ----------------------------
                                                       1999        1998        1997
                                                       ----        ----        ----
Net sales                                              100%        100%        100%
Cost of sales                                           68          67          64
                                                       ---         ---         ---
Gross margin                                            32          33          36
Research and development                                29          25          12
Selling, general and administrative                     19          17          12
                                                       ---         ---         ---
Income (loss) from operations                          (16)         (9)         12
Interest income, net                                     2           2           1
                                                       ---         ---         ---
Income (loss) before provision for income taxes        (14)         (7)         13
Provision (benefit) for income taxes                    --          (2)          4
                                                       ---         ---         ---
Net income (loss)                                      (14)         (5)          9
                                                       ===         ===         ===


Net Sales

        Net sales in fiscal 1999 decreased to $89.3 million, or 21%, from $113.0 million reported in fiscal 1998. The decrease in net sales was primarily due to decreases in unit volume shipments of approximately 30% of graphical user interface (GUI) accelerators and graphics controllers and a decline in average selling prices (ASPs) in the desktop area in fiscal 1999 as compared to fiscal 1998. Sales of portable products of $51.4 million were approximately 58% of the Company's net sales in fiscal 1999 as compared to $44.9 million or 40% of net sales in fiscal 1998. Sales of GUI accelerator desktop products were approximately $33.8 million or 38% of the Company's net sales in fiscal 1999 as compared to approximately $64.0 million or 57% in fiscal 1998.

        Net sales in fiscal 1998 decreased to $113.0 million, or 36%, from $177.9 million reported in fiscal 1997. The decrease in net sales was primarily due to a 26% decline in unit volume shipments and decreases in ASPs for GUI accelerators and graphics controllers in fiscal 1998 as compared to fiscal 1997. Sales of portable products of $44.9 million were approximately 40% of the Company's net sales in fiscal 1998 as compared to $65.8 million or 37% of net sales in fiscal 1997. Sales of GUI accelerator desktop products were approximately $64.0 million or 57% of the Company's net sales in fiscal 1998 as compared to approximately $92.5 million or 52% in fiscal 1997.

         The Company has made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 26% of net sales for fiscal 1999, an increase from 25% in fiscal 1998, and a decrease from 41% in fiscal 1997. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea and Japan, accounted for 73%, 84% and 74% of net sales in fiscal 1999, 1998, and 1997, respectively. Sales to two customers, Fujitsu and Innoquest, accounted for approximately 13% and 12% of net sales for fiscal 1999, respectively. Sales to two customers, Union Computer and Fujitsu, accounted for approximately 15% and 11% of net sales for fiscal 1998, respectively, and sales to three customers, IBM, Union Computer, and Jaton Corporation accounted for approximately 21%, 12%, and 11% of net sales for fiscal 1997, respectively. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. The Company derives a significant portion of its revenues from sales to distributors. Sales to distributors represented 12% and 17% of net sales during the twelve months ended June 30, 1999 and 1998, respectively. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels.

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

Gross Margin

        Trident's gross margin decreased to 32% in fiscal 1999 from 33% in fiscal 1998. Gross margins were generally lower in fiscal 1999 because of decreasing prices in desktop computers, and an increase in the cost of embedded DRAM for portable computers. Trident's gross margin decreased to 33% in fiscal 1998 from 36% in fiscal 1997 due to decreasing prices in the personal computer industry and a product mix which was more heavily weighted from desktop computers which have lower margins than portable computer products.

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

Research and Development

        Research and development expenditures decreased to $26.3 million in fiscal 1999 from $28.2 million in fiscal 1998, and increased from $22.1 million in fiscal 1997. Research and development expenditures as a percentage of net sales were 29%, 25% and 12% in fiscal 1999, 1998 and 1997, respectively. The decrease in expenditures in fiscal 1999 compared to fiscal 1998 was primarily due to the Company's cost reduction efforts in fiscal 1999. The increase in expenditures in fiscal 1998 compared to fiscal 1997 was primarily due to an increase in spending in multimedia engineering, graphics engineering, the Taiwan Research and Development Center and the start-up of the Shanghai Research and Development Center.

Selling, General and Administrative

        Selling, general and administrative expenditures decreased to $16.6 million in fiscal 1999 from $19.0 million in fiscal 1998 and were $21.9 million in fiscal 1997. Selling, general and administrative expenditures as a percentage of net sales were 19%, 17% and 12% in fiscal 1999, 1998 and 1997, respectively. Selling expenditures were $10.9 million in fiscal 1999 as compared to $13.5 million and $14.7 million in fiscal 1998 and 1997, respectively. General and administrative expenditures were $5.7 million in fiscal 1999 as compared to $5.5 million and $7.2 million in fiscal 1998 and 1997, respectively. Selling costs have declined in fiscal years 1999 and 1998 due to the slow-down in personal computer sales and reductions in marketing personnel. General and administrative expenditures were higher in fiscal 1999 than in fiscal 1998 primarily due to an increase in legal services. General and administrative expenditures were lower in fiscal 1998 than in fiscal 1997 primarily due to reductions in bonus expenses, personnel, and consulting services. As a result of the Company's cost reduction efforts, the Company expects selling, general and administrative expenditures to remain at or below the levels for fiscal 1999 during fiscal 2000.

Interest Income, Net

        The amount of interest income earned by the Company varies directly with the amount of its cash, cash equivalents, short-term investments and the prevailing interest rates. Net interest income decreased to $2.0 million in fiscal 1999 from $2.4 million in fiscal 1998 due to lower cash balances in higher yielding short-term investments. Net interest income increased to $2.4 million in fiscal 1998 from $2.0 million in fiscal 1997 due to cash investments being held in higher yielding certificates of deposit.

Provision for Income Taxes

        No provision for income tax was taken in fiscal year 1999 due to the Company's loss situation. As a percentage of income before income taxes, the provision (benefit) for income tax was (28)% for fiscal year 1998, and 32% for fiscal years 1997. Based on a number of factors, as of June 30, 1999 the Company has provided a full valuation allowance. These factors include primarily the inability to carryback tax attributes to prior federal tax returns as well as state returns, recent operating losses incurred by the Company, and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology.

Factors That May Affect Our Results

TRIDENT HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND CANNOT ASSURE YOU THAT IT WILL ACHIEVE PROFITABILITY

        We have experienced operating loses in the years ended June 30, 1998 and 1999 and expect to report operating losses for the next several quarters. We cannot accurately predict when we will achieve profitability. Future performance will substantially depend upon numerous factors, such as:

        - timely introducing new products and product enhancements to the marketplace;
        - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;
        - fluctuating price levels for our products; and
        - funding increased levels of research and development.

        We anticipate that we will incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability. Trident's management is diligently trying to control operating expenses to enable Trident to achieve profitability. However, there is no guarantee that management's efforts will be successful.

A NUMBER OF FACTORS COULD CONTINUE TO CAUSE TRIDENT'S QUARTERLY FINANCIAL RESULTS TO SIGNIFICANTLY FLUCTUATE

        We plan to tightly control our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels and fund increased levels of research and development.

        Our quarterly revenue and operating results have varied significantly in the past and may fluctuate significantly in the future due to a number of factors including:

        - fluctuations in demand for our products, including seasonality;
        - unexpected product returns or the cancellation or rescheduling of significant orders;
        - our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
        - announcements and new product introductions by our competitors;
        - our ability to achieve required cost reductions;
        - our ability to attain and maintain production volumes and quality levels for our products;
        - delayed new product introductions;
        - unfavorable responses to new products;
        - adverse economic conditions, particularly in Asia;
        - the mix of products sold and the mix of distribution channels through which they are sold; and
        - availability of foundry and assembly capacities.

IF A KEY DISTRIBUTOR OR OTHER SIGNIFICANT CUSTOMER CANCELS OR DELAYS A LARGE PURCHASE, TRIDENT'S REVENUES MAY DECLINE AND THE PRICE OF ITS STOCK MAY FALL

        To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. If any of our large distributors or customers stop or delay purchases, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

        While our financial performance depends on large orders from a few key distributors and other significant customers, we do not have binding commitments from any of them. For example:

        - our customers can stop purchasing and our distributors can stop marketing our products at any time;

        - our distributor agreements generally are not exclusive with no obligation of the distributor to renew the agreements; and

        - our distributor agreements generally do not require minimum purchases.

        We have established a reserve program which, under specified conditions, enables distributors to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Actual returns could differ from our estimates.

TRIDENT DEPENDS UPON INTERNATIONAL SALES FOR MUCH OF ITS REVENUE AND TRIDENT'S ABILITY TO SUSTAIN AND INCREASE ITS INTERNATIONAL SALES DEPENDS ON SUCCESSFULLY EXPANDING ITS INTERNATIONAL OPERATIONS

        Because our distributors sell our products worldwide, changes in the global graphics marketplace, such as the shift in market share from Asian clone makers to leading North American PC systems manufacturers, have affected and will continue to affect our operating results. Our revenues have been and are expected to be generated primarily from Asian customers, particularly those of Taiwan and Hong Kong. Additionally, our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. The failure of our distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

        - longer accounts receivable collection cycles;
        - difficulties in managing operations across disparate geographic areas;
        - difficulties associated with enforcing agreements through foreign legal systems;
        - import or export licensing requirements;
        - potential adverse tax consequences; and
        - unexpected changes in regulatory requirements.

Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

TRIDENT EXPECTS THE AVERAGE SELLING PRICES OF ITS PRODUCTS TO DECREASE RAPIDLY WHICH MAY REDUCE GROSS MARGINS OR REVENUE

The graphics controller industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of desktop computers will decrease in the future, while the cost of embedded DRAM for portable computers may increase, in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS COULD CAUSE TRIDENT TO EXPERIENCE ADDITIONAL ADVERSE FLUCTUATIONS IN ITS OPERATING RESULTS

        The market for graphics controllers is intensely competitive. Many of our current and potential competitors in both graphics and audio have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. These competitors may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

        To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and future profitability could be materially adversely affected.

IF TRIDENT'S PRODUCTS CONTAIN UNDETECTED DEFECTS, TRIDENT COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES

        Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects. We have experienced such errors in the past and we expect that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

TRIDENT NEEDS TO EXPAND ITS NETWORK OF MANUFACTURING OPERATIONS AND DEPENDS ON INDEPENDENT FOUNDRIES FOR SUBSTANTIALLY ALL OF ITS MANUFACTURING REQUIREMENTS

        If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

        We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products for a fixed period or a specific quantity at a predetermined price. If a foundry terminates its relationship with us or we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

        We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. Such delays often force us to purchase at a higher per unit product cost from other foundries or to pay expediting charges so that we can obtain the required supply in a timely manner. We may in the future experience delays in shipments from foundries or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our foundry relationships or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

THE UNSTABLE PUBLIC MARKET COULD CAUSE TRIDENT'S STOCK PRICE TO FALL

        The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by Trident or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks of high-technology companies, could cause the price of Trident's stock to fluctuate substantially over short periods.

TRIDENT'S EXCHANGE OF UICC SHARES FOR UMC SHARES MAY POSE SOME ECONOMIC RISKS

        We expect to receive approximately 46.5 million shares of UMC stock in exchange for our shares of UICC by the end of 1999. This exchange may provide us with an improved balance sheet and additional capital but may be subject to resale restrictions and have a fair market value which fluctuates dramatically. We have not received the UMC shares nor have we determined whether or when we will sell the UMC shares or the sales price if the sale occurs.

IF TRIDENT OR ITS KEY DISTRIBUTORS AND CUSTOMERS FAIL TO BE YEAR 2000 COMPLIANT, TRIDENT'S BUSINESS MAY BE SEVERELY DISRUPTED AND ITS REVENUES MAY DECLINE

        The year 2000 computer issue creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists in four areas:

        - potential warranty or other claims from our customers;
        - systems we use to run our business;
        - systems used by our distributors; and
        - the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

        We are currently evaluating our exposure in all of these areas.

        We are in the process of conducting an inventory and evaluation of the information systems used to run our business. Systems which are identified as non-compliant will be upgraded or replaced. For the year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our operating results or financial condition could be materially adversely affected.

        We intend to contact our critical distributors to determine that the distributors' operations and the products and services they provide are year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of suppliers to be year 2000 ready. However, failures remain a possibility and could have an adverse impact on our operating results or financial condition.

        Since all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our operating results or financial condition.

        Businesses that face year 2000 compliance issues may require significant hardware and software upgrades or modifications to their computer systems and applications. These companies may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from IC videographics or audio products for the PC market. This change in customers' spending patterns could materially adversely impact our business, operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $32.5 million. Cash used in operating activities was $1.7 million in fiscal year 1999. Cash used in operating activities in fiscal year 1998 was $7.7 million. Cash used in operating activities in 1999 was mainly due to unprofitable operations, increases in accounts receivable and prepaid expenses, primarily offset by decreases in inventories and deferred taxes, and increases in accounts payable and accrued expenses. Cash used in operating activities in fiscal 1998 was mainly due to unprofitable operations, an increase in inventory, decreases in accounts payable and accrued expenses, primarily offset by a decrease in accounts receivable. Capital expenditures in fiscal 1999, 1998 and 1997 were $2.6 million, $3.8 million and $3.5 million, respectively.

        During fiscal years 1999, 1998, and 1997 the Company issued 277,000, 319,000 and 392,000 shares of common stock under its employee stock option and purchase plans, respectively. These issuances generated cash of $1.0 million, $2.5 million, and $2.9 million in fiscal 1999, 1998, and 1997, respectively.

        In fiscal year 1998, the Company invested $2.0 million in cash in a privately-held semiconductor design company for an equity interest of less than 10%. The investment is presented as a long-term investment in the financial statements.

        In August 1995, the Company entered into a joint venture agreement with UMC and other venture partners to establish a foundry, UICC. Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guarantees to Trident a certain percentage of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant, and the destroyed equipment, was insured. In June 1999 the Company announced that it has received confirmation from UMC that, subject to the approval of the UMC shareholders and the Taiwan government, the UICC joint venture will be consolidated with UMC by the end of 1999. Trident expects to receive approximately 46.5 million shares of UMC stock in the consolidation. These shares represent about 0.5% of the outstanding stock of UMC. As the consolidation is subject to UMC shareholder approval, no assurance can be given as to whether such shares will be received. The Company has not determined whether or when it will sell such shares and the shares may be subject to trading or other restrictions. Following the consolidation, Trident will continue to have a guaranteed wafer supply from UMC approximately the same in quantity as it had with UICC. At June 30, 1999, the Company held a 7.25% equity ownership in UICC.

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

        In April, 1998, the Company's Board of Directors approved a $20 million stock repurchase program over the next twelve months. During fiscal year 1999, 161,000 shares of common stock were repurchased for $0.9 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. During fiscal year 1997, the Company repurchased 100,000 shares of common stock for $1.1 million. The Company's cash reserves may decline as a result of its future use, if any, of the repurchase program.

YEAR 2000

        Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are referred to in this report as "Year 2000 issues."

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

        Information systems. In 1997, the Company undertook a project to upgrade all its information systems to Year 2000 compliance. The Company is in its final implementation and testing phase of its information systems for Year 2000 compliance. This phase is expected to be completed by the end of September 1999.

        Products. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

        Operations and Infrastructure. Office equipment and other items used in the operations and facilities of the Company are currently in the final implementation and testing phase for Year 2000 compliance. This phase is expected to be completed by the end of September 1999.

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

        General and Risk Factors. The Company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. The Company is in the final stages of implementation for all its information systems, operations and infrastructure, but cannot predict whether significant problems will be identified. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date are expected to be not less than $100,000.

        Most likely consequences of Year 2000 issues. We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 issues affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply to numerous. In addition, no one can accurately predict how many Year 2000 issues related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

        - a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

        - several business disputes and claims for pricing adjustments or penalties due to Year 2000 issues by our customers, which we believe will be resolved in the ordinary course of business; and

        - a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Disclaimer. The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this Form:

            1. Financial Statements:

                                                                     Page Number
                                                                     -----------
               Report of Independent Accountants                         29

               Consolidated Balance Sheet -                              30
               As of June 30, 1999 and 1998

               Consolidated Statement of Operations -                    31
               For the Three Years Ended June 30, 1999

               Consolidated Statement of Changes in Stockholders'        32
               Equity For the Three Years Ended June 30, 1999

               Consolidated Statement of Cash Flows                      33
               For the Three Years Ended June 30, 1999

               Notes to Consolidated Financial Statements                34

            2. Financial Statement Schedules:

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            3. Exhibits: See Index to Exhibits on page 46. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

        (b) Reports on Form 8-K:

               Report under item 5 filed on August 21, 1998 regarding the adoption of the Rights Agreement dated July 24, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
July 23, 1999

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET


                                                                            JUNE 30,
                                                                     -----------------------
(in thousands, except per share data)                                  1999           1998
                                                                     --------       --------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 32,469       $ 22,916
     Short-term investments                                                --         13,970
     Accounts receivable                                               11,029          8,183
     Inventories                                                        4,681         10,146
     Deferred income taxes                                                 --          2,266
     Prepaid expenses and other current assets                          4,416          1,236
                                                                     --------       --------
          Total current assets                                         52,595         58,717
Property and equipment, net                                             6,113          7,766
Investment in joint venture                                            49,289         49,289
Other assets                                                            2,913          2,655
                                                                     --------       --------
          Total assets                                               $110,910       $118,427
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  6,267       $  3,359
     Accrued expenses                                                   7,153          5,805
     Current portion of obligation under capital lease                    384            380
     Income taxes payable                                               1,293          1,292
                                                                     --------       --------
          Total current liabilities                                    15,097         10,836
Deferred income taxes                                                   2,350          2,350
Obligations under capital lease, less current portion                      82            350
                                                                     --------       --------
          Total liabilities                                            17,529         13,536
                                                                     ========       ========
Commitments (Note 10)
Stockholders' Equity:
     Common stock, $ 0.001 par value; 30,000 shares authorized;
     13,566 and 13,289 shares issued and outstanding                       14             13
     Additional paid-in capital                                        46,963         45,339
     Retained earnings                                                 50,529         62,724
     Treasury stock, at cost, 536 and 374 shares                       (4,125)        (3,185)
                                                                     --------       --------
          Total stockholders' equity                                   93,381        104,891
                                                                     --------       --------
          Total liabilities and stockholders' equity                 $110,910       $118,427
                                                                     ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                      --------------------------------------
(in thousands, except per share data)                   1999           1998           1997
                                                      --------       --------       --------
Net sales:
      Sales                                           $ 89,255       $113,002       $163,129
      Sales to related parties                              --             --         14,805
                                                      --------       --------       --------
                                                        89,255        113,002        177,934
Cost of sales                                           60,585         75,402        113,404
                                                      --------       --------       --------
Gross margin                                            28,670         37,600         64,530
Research and development expenses                       26,345         28,156         22,082
Selling, general and administrative expenses            16,576         18,964         21,895
                                                      --------       --------       --------
Income (loss) from operations                          (14,251)        (9,520)        20,553
Interest income, net                                     1,976          2,428          2,008
                                                      --------       --------       --------
Income (loss) before provision for income taxes        (12,275)        (7,092)        22,561
Provision (benefit) for income taxes                       (80)        (1,986)         7,221
                                                      --------       --------       --------
Net income (loss)                                     $(12,195)      $ (5,106)      $ 15,340
                                                      ========       ========       ========
Basic earnings (loss) per share                       $  (0.94)      $  (0.39)      $   1.20
                                                      ========       ========       ========
Shares used in computing basic per share amounts        12,978         13,007         12,746
                                                      ========       ========       ========
Diluted earnings (loss) per share                     $  (0.94)      $  (0.39)      $   1.09
                                                      ========       ========       ========
Shares used in computing basic per share amounts        12,978         13,007         14,067
                                                      ========       ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          NOTES
                                                COMMON     ADDITIONAL   RECEIVABLE                                     TOTAL
                                                STOCK       PAID-IN        FROM       TREASURY        RETAINED      STOCKHOLDERS'
(in thousands)                       SHARES     AMOUNT      CAPITAL    STOCKHOLDERS    STOCK          EARNINGS         EQUITY
                                     ------     ------     ----------  ------------   --------        --------      -------------
Balance at June 30, 1996             12,578       $12       $38,267       $(585)       $    --        $ 52,490        $  90,184
Issuance of common stock                392         1         2,891          --             --              --            2,892
Payment of stockholder
        notes receivable                 --        --            --         585             --              --              585
Income tax benefit on
     disqualifying disposition
     of common stock options             --        --         1,641          --             --              --            1,641
Purchase of treasury shares              --        --            --          --         (1,085)             --           (1,085)
Net income                               --        --            --          --             --          15,340           15,340
                                     ------       ---       -------       -----        -------        --------        ---------
Balance at June 30, 1997             12,970        13        42,799          --         (1,085)         67,830          109,557
Issuance of common stock                319        --         2,540          --             --              --            2,540
Purchase of treasury shares              --        --            --          --         (2,100)             --           (2,100)
Net loss                                 --        --            --          --             --          (5,106)          (5,106)
                                     ------       ---       -------       -----        -------        --------        ---------
Balance at June 30, 1998             13,289        13        45,339          --         (3,185)         62,724          104,891
Issuance of common stock                277         1         1,034          --             --              --            1,035
Income tax benefit on
     disqualifying disposition
     of common stock options             --        --           590          --             --              --              590
Purchase of treasury shares              --        --            --          --           (940)             --             (940)
Net loss                                 --        --            --          --             --         (12,195)         (12,195)
                                     ------       ---       -------       -----        -------        --------        ---------
Balance at June 30, 1999             13,566       $14       $46,963       $  --        $(4,125)       $ 50,529        $  93,381
                                     ------       ---       -------       -----        -------        --------        ---------

        The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      YEAR ENDED JUNE 30,
                                                                            --------------------------------------
(in thousands)                                                                1999           1998           1997
                                                                            ---------      ---------      ---------
Cash Flows from Operating Activities:
      Net income (loss)                                                     $(12,195)      $ (5,106)      $ 15,340
      Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
           Depreciation and amortization                                       4,241          3,532          2,677
           Provision for doubtful accounts and sales returns                     488             49             76
           Income tax benefit on disqualifying disposition
             of common stock options                                             590             --          1,641
           Changes in assets and liabilities:
                Accounts receivable                                           (3,334)        12,411         (3,364)
                Inventories                                                    5,465         (2,850)        19,571
                Prepaid expenses and other current assets                     (3,180)           (65)         3,569
                Other assets                                                    (258)          (214)          (219)
                Deferred income taxes, net                                     2,266            787          3,135
                Accounts payable                                               2,908        (10,916)        (9,810)
                Accrued expenses                                               1,348         (4,898)         2,588
                Income taxes payable                                               1           (474)        (3,844)
                                                                            --------       --------       --------
                   Net cash provided by (used in) operating activities        (1,660)        (7,744)        31,360
                                                                            --------       --------       --------
Cash Flows from Investing Activities:
      Sales (purchases) of short-term investments, net                        13,970         16,230         (5,866)
      Purchases of property and equipment                                     (2,588)        (3,834)        (3,519)
      Advance payment from(to) vendor under wafer
        capacity agreement                                                        --             --         14,400
      Investment in joint venture                                                 --         (9,658)       (25,915)
      Long-term investment                                                        --         (2,000)            --
                                                                            --------       --------       --------
                   Net cash provided by (used in) investing activities        11,382            738        (20,900)
                                                                            --------       --------       --------
Cash Flows from Financing Activities:
      Issuance of common stock                                                 1,035          2,540          2,891
      Repayment of capital leases                                               (264)          (263)            --
      Principal repayments by stockholders of notes receivable                    --             --            585
      Purchase of treasury stock                                                (940)        (2,100)        (1,085)
                                                                            --------       --------       --------
                   Net cash provided by (used in) financing activities          (169)           177          2,391
                                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           9,553         (6,829)        12,851
Cash and cash equivalents at beginning of year                                22,916         29,745         16,894
                                                                            --------       --------       --------
Cash and cash equivalents at end of year                                    $ 32,469       $ 22,916       $ 29,745
                                                                            --------       --------       --------
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for income taxes                            $     --       $    544       $  6,470

        The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        THE COMPANY

        Trident Microsystems, Inc. (the "Company") designs, develops and markets videographics and multimedia integrated circuits for the desktop and portable PC market.

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

        Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments in money market accounts and certificates of deposits purchased with an original maturity of 90 days or less from the date of purchase. Short-term investments were comprised of certificates of deposits with contractual maturities of less than one year and have been classified "available-for-sale."

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

        Income Taxes. The Company accounts for income taxes using the asset and liability method, under which the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities. The Company does not record a deferred tax provision on unremitted earnings of foreign subsidiaries to the extent that such earnings are considered permanently invested.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

        Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinions ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation. " Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company's stock on the date of grant and the amount an employee must pay to acquire the stock.

        Comprehensive income. Effective July 1, 1998, the Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position. Foreign currency translation and unrealized gains and losses on short-term investments are comprehensive income items applicable to the Company. To date, the Company has not had any material transactions that are required to be reported in comprehensive income.

        New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2001, will not have a material effect on the Company's financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2. Balance Sheet Components

                                                                 JUNE 30,
                                                         ------------------------
(in thousands)                                             1999           1998
                                                         ---------      ---------
Accounts receivable:
    Trade accounts receivable                            $ 12,147       $  8,813
    Less: allowance for doubtful accounts                  (1,118)          (630)
                                                         --------       --------
                                                         $ 11,029       $  8,183
                                                         ========       ========
Inventories:
    Work in process                                      $    850       $  2,615
    Finished goods                                          3,831          7,531
                                                         --------       --------
                                                         $  4,681       $ 10,146
                                                         ========       ========
Property and Equipment:
    Machinery and equipment                              $ 17,905       $ 15,799
    Furniture and fixtures                                  2,042          1,952
    Leasehold improvements                                  1,296          2,289
                                                         --------       --------
                                                           21,243         20,040
    Less: accumulated depreciation and amortization       (15,130)       (12,274)
                                                         --------       --------
                                                         $  6,113       $  7,766
                                                         ========       ========
Accrued expenses:
    Compensation accruals                                $  2,826       $  1,883
    Sales allowances                                          602            671
    Nonrecurring engineering charges                          714            625
    Other                                                   3,011          2,626
                                                         --------       --------
                                                         $  7,153       $  5,805
                                                         ========       ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3. NET INCOME (LOSS) PER SHARE

        Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

                                                       Year Ended June 30,
                                            -------------------------------------
(in thousands, except per share data)         1999           1998           1997
                                            ---------      --------       -------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                              $(12,195)      $(5,106)       $15,340
                                            ========       =======        =======
Weighted average common shares                12,978        13,007         12,746
                                            ========       =======        =======
Basic net income (loss) per share           $  (0.94)      $ (0.39)       $  1.20
                                            ========       =======        =======
DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                              $(12,195)      $(5,106)       $15,340
                                            ========       =======        =======
Weighted average common shares                12,978        13,007         12,746
Dilutive potential common shares                  --            --          1,321
                                            --------       -------        -------
Weighted average common and potential
  common shares                               12,978        13,007         14,067
                                            ========       =======        =======
Diluted net income (loss) per share         $  (0.94)      $ (0.39)       $  1.09
                                            ========       =======        =======


        During fiscal years 1999 and 1998, all options outstanding were anti-dilutive due to the net loss incurred for the year and were accordingly excluded from the net loss per share calculation. During fiscal 1997, options to purchase 260,301 shares of common stock were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise price was greater than the average market price of the common shares.

4. AGREEMENTS WITH WAFER FOUNDRIES

        Investment in Joint Venture. In August 1995, the Company entered into a joint venture agreement with United Microelectronics Corporation ("UMC") and other venture partners to establish a foundry, United Integrated Circuits Corporation ("UICC"). Under the agreement, the Company invested $49.3 million in the joint venture and the foundry guaranteed to Trident a certain percentage of the foundry's total wafer supply. In October 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan completely destroyed its fabrication equipment. The fabrication plant and the destroyed equipment were insured. In June 1999 the Company announced that it has received confirmation from UMC that, subject to the approval of UMC shareholders and the Taiwan government, the UICC joint venture will be consolidated with UMC by the end of 1999. Trident expects to receive approximately 46.5 million shares of UMC stock in the consolidation. These shares represent about 0.5% of the outstanding stock of UMC. As the consolidation is subject to UMC shareholder approval, no assurance can be given as to whether such shares will be received. The Company has not determined whether or when it will sell such shares and the shares may be subject to trading or other restrictions. Following the consolidation, Trident will continue to have a

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        guaranteed wafer supply from UMC approximately the same in quantity as it had with UICC. At June 30, 1999, the Company held a 7.25% equity ownership in UICC.

5. Income Taxes

        The components of income (loss) before taxes are as follows:

                                                                     YEAR ENDED JUNE 30,
                                                           -------------------------------------
(in thousands)                                               1999           1998           1997
                                                           --------       -------        -------
Income (loss) subject to domestic income taxes only        $ (1,523)      $   148        $ 6,958
Income (loss) subject to foreign income taxes, and in
        certain cases, domestic income taxes                (10,752)       (7,240)        15,603
                                                           --------       -------        -------
                                                           $(12,275)      $(7,092)       $22,561
                                                           ========       =======        =======

The provision (benefit) for income taxes is comprised of the following:

                         YEAR ENDED JUNE 30,
                 ----------------------------------
(in thousands)     1999         1998          1997
                 --------      --------      ------
Current:
    Federal      $(2,374)      $(2,411)      $2,833
    State             --          (362)         578
    Foreign           28            --          675
                 -------       -------       ------
                  (2,346)       (2,773)       4,086
                 -------       -------       ------
Deferred:
    Federal        2,266           391        2,749
    State             --           396          386
                 -------       -------       ------
                   2,266           787        3,135
                 -------       -------       ------
                 $   (80)      $(1,986)      $7,221
                 =======       =======       ======

The deferred tax assets (liabilities) are comprised of the following:

                                                          JUNE 30,
                                                   ----------------------
  (in thousands)                                     1999          1998
                                                   --------      --------
Deferred tax assets:
    Vacation, bonus and other accruals             $ 1,066       $   788
    Allowances, reserves and other                     433         1,375
    Research and development credits                 2,567         1,190
    Net operating losses                               550           221
    Other                                              800           485
                                                   -------       -------
                                                     5,416         4,059
    Valuation allowance                             (5,416)       (1,793)
                                                   -------       -------
Deferred tax assets, net                                --         2,266
Deferred tax liabilities:
    Unremitted earnings of foreign subsidiary       (2,350)       (2,350)
                                                   -------       -------
                                                   $(2,350)      $   (84)
                                                   =======       =======

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        Based on a number of factors, as of June 30, 1999, the Company has provided a full valuation allowance for deferred tax assets due to the uncertainty regarding their realization. These factors include primarily recent operating losses incurred by the Company, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the inability to carryback tax attributes to prior year Federal and State returns.

        The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

                                                        YEAR ENDED JUNE 30,
                                                  ----------------------------
(in thousands)                                     1999       1998       1997
                                                  -------    -------     -----
Federal statutory rate                            (35.0)%    (35.0)%     35.0%
State taxes, net of federal tax benefit             --        (3.2)       2.0
Research and development credit                     --       (17.8)      (1.4)
Foreign earnings subject to lower tax rates         --        13.7       (6.6)
Valuation allowance                                29.5       16.4         --
Other                                               4.8       (2.1)       3.0
                                                   ----      -----       ----
Effective income tax rate                          (0.7)%    (28.0) %    32.0%
                                                   ====      =====       ====

        The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $11 million of a non-U.S. subsidiary's undistributed earnings as of June 30, 1999, because such earnings are intended to be reinvested outside the U.S. indefinitely.

6. STOCK-BASED COMPENSATION

        Stock Purchase Plans. In October 1998, the Board of Directors of the Company (the "Board") adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee's compensation. The purchase price per share at which the shares of the Company's common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal year 1999, 108,000 shares were issued under the 1998 Employee Stock Purchase Plan. During fiscal years 1999 and 1998, 144,000 and 137,000 shares were issued under the 1992 Employee Stock Purchase Plan, respectively.

        Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 1999, shares of common stock reserved for issuance upon exercise of the stock options aggregated 7,055,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes the option activities for the years ended June 30, 1997, 1998 and 1999:

                                                                       WEIGHTED
                                          OPTIONS        OPTIONS       AVERAGE         OUTSTANDING
                                        AVAILABLE FOR   NUMBER OF      EXERCISE         PRICE PER
(in thousands, except per share data)      GRANT         OPTIONS        PRICE            OPTION
                                          -------       ---------      --------       ------------
Balance, June 30, 1996                     1,958          2,292                       $0.77-$34.38

Additional shares reserved                 1,000             --
Options granted                           (3,523)         3,523         $10.69        $9.00-$21.50
Options exercised                             --           (334)        $ 6.22        $0.77-$ 9.38
Options canceled                           1,631         (1,631)        $12.95        $4.63-$25.63
                                          ------         ------                       ------------
Balance, June 30, 1997                     1,066          3,850                       $1.05-$34.38
Options granted                           (3,478)         3,478         $ 9.39        $5.00-$18.00
Options exercised                             --           (192)        $ 7.37        $1.55-$10.25
Options canceled                           2,834         (2,834)        $11.72        $1.55-$21.50
                                          ------         ------                       ------------
Balance, June 30, 1998                       422          4,302                       $1.05-$34.38
Additional shares reserved                   625             --
Options granted                           (5,127)         5,127         $ 3.58        $2.63-$ 6.38
Options exercised                             --            (26)        $ 3.50        $3.50-$ 3.50
Plan shares expired                          (85)            --
Options canceled                           4,534         (4,534)        $ 7.83        $1.55-$34.38
                                          ------         ------                       ------------
Balance, June 30, 1999                       369          4,869                       $1.05-$34.38
                                          ------         ------


        At June 30, 1999, 1998 and 1997, options for 1,637,000, 1,293,000, and
        703,000 shares of common stock were vested but not exercised. In October 1998, the Company canceled 3,643,000 outstanding options with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63. In July 1996, the Company cancelled 1,077,000 options outstanding under the option plan with exercise prices greater than $9.38 and reissued the options with an exercise price of $9.38.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        The following table summarizes information about stock options outstanding at June 30, 1999:

                                  Options Outstanding                           Options Exercisable
                          (in thousands except per share data)         (in thousands except per share data)
                     -----------------------------------------------   ------------------------------------
                       Number      Weighted Average     Weighted             Number         Weighted
   Range of          Outstanding       Remaining         Average           Exercisable       Average
Exercise Prices       6/30/99      Contractual Life   Exercise Price       at 6/30/99     Exercise Price
---------------      -----------   ----------------   --------------       -----------   ----------------
 $ 1.05-$ 3.38           567             8.4             $ 2.87                  69          $ 1.71
 $ 3.50-$ 3.50         3,270             9.3             $ 3.50               1,446          $ 3.50
 $ 3.88-$10.38           991             9.3             $ 4.97                  80          $ 7.35
 $10.63-$34.38            42             7.0             $24.88                  42          $24.88
 -------------         -----             ---             ------               -----          ------
 $ 1.05-$34.38         4,870             9.2             $ 3.91               1,637          $ 4.15
 -------------         -----             ---             ------               -----          ------

FAIR VALUE PRESENTATION.

        Had compensation cost for the Company's stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been further adjusted to the pro forma amounts as follows:

                                               Year Ended June 30,
                                      -------------------------------------
(in thousands except per share data)    1999           1998          1997
                                      --------       --------       -------
Net income (loss):
   As reported                        $(12,195)      $ (5,106)      $15,340
                                      --------       --------       -------
   Pro forma                          $(20,283)      $(11,377)      $10,389
                                      --------       --------       -------
Net income (loss) per share:
   As reported:
       Basic                          $  (0.94)      $  (0.39)      $  1.20
                                      --------       --------       -------
       Diluted                        $  (0.94)      $  (0.39)      $  1.09
                                      --------       --------       -------
   Pro forma:
       Basic                          $  (1.56)      $  (0.87)      $  0.80
                                      --------       --------       -------
       Diluted                        $  (1.56)      $  (0.87)      $  0.73
                                      --------       --------       -------


        Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                      Year Ended June 30,
                                         ---------------------------------------------
                                            1999             1998              1997
                                         -----------      -----------      -----------
Stock Options Plans
   Expected dividend yield                       --               --               --
   Expected stock price volatility               79%              69%              68%
   Risk-free interest rate               4.18%-5.52%      5.61%-5.99%      6.07%-6.60%
   Expected life (years)                          5                5                5
Stock Purchase Plan
   Expected dividend yield                       --               --               --
   Expected stock price volatility           71%-82%          62%-72%          64%-72%
   Risk-free interest rate               3.95%-5.09%      5.30%-5.52%      5.20%-5.52%
   Expected life (years)                        0.5              0.5              0.5

        Weighted average fair value of options granted were $2.40, $5.78 and $5.34 for fiscal years 1999, 1998 and 1997, respectively.

        Stock Repurchases. On April 22, 1998, the Board authorized the Company to repurchase up to $20,000,000 of its own common stock at prevailing prices over the next 12 months. During fiscal years 1999 and 1998, 161,000 and 274,500 shares have been repurchased for $940,000 and $2,100,000 in cash, respectively. On April 22, 1997, the Board authorized the Company to repurchase up to 600,000 shares of its own common stock under certain conditions at prevailing market prices through October 1997. In April 1997, the Company repurchased 100,000 shares for $1,085,000 in cash. Shares repurchased are being held as treasury stock until reissued to the Company's stock option and stock purchase plans or other benefit plans the Company may adopt in the future or for other corporate purposes.

7. PREFERRED RIGHTS AGREEMENT

        On July 24, 1998, the Board adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $50.00 and expire on July 23, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

8. RELATED PARTY TRANSACTIONS

        During the year ended June 30, 1997, the Company sold products with revenues of $14,805,000 to a stockholder of the Company and affiliates of that stockholder. The Company believes that the terms of the transactions with those customers were no less favorable to the Company than those offered to entities unrelated to the Company.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. GEOGRAPHIC SEGMENT INFORMATION

        Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The Company has one reportable segment. The following is a summary of the Company's geographic operations:

(in thousands)           UNITED STATES    TAIWAN       JAPAN      HONG KONG    CHINA      OTHERS    CONSOLIDATED
                         -------------   -------      -------     ---------    -----     -------    ------------
Fiscal Year 1999:
     Product sales          $23,832      $23,892      $22,057      $14,719      $-       $ 4,755      $ 89,255
     Long-lived assets        4,388          842           --           77      806           --         6,113

Fiscal Year 1998:
     Product sales          $17,166      $36,455      $24,265      $27,658      $-       $ 7,458      $113,002
     Long-lived assets        6,116          906           --          167      577           --         7,766

Fiscal Year 1997:
     Product sales          $38,661      $45,189      $35,786      $44,881      $-       $13,417      $177,934
     Long-lived assets        7,106          254           --          103       --           --         7,463

        Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

        The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 73%, 84% and 74% for fiscal years 1999, 1998 and 1997, respectively. Export sales to third party customers outside of the United States totaled $193,000, $240,000, and $1,553,000, respectively.

10. COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

        Capital Leases. In June 1997, the Company entered into a capital lease agreement with an equipment maker for research equipment in the amount of $1,102,000. In April of 1999, $109,000 of additional lease equipment was acquired. At June 30, 1999, leased capital assets and related accumulated depreciation included in property, plant and equipment were $1,211,000 and $722,000 respectively, and total capital lease obligations were $466,000. Total future minimum lease payments under the capital lease at June 30, 1999 are $422,000, $41,000, and $30,000 in fiscal years 2000, 2001 and 2002, respectively.

        Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2002. Rental expense for the years ended June 30, 1999, 1998 and 1997 was $2,406,000, $2,127,000 and $1,656,000, respectively. Total future minimum lease payments under operating leases at June 30, 1999 were $2,342,000, $1,667,000 and $175,000 in fiscal years 2000, 2001 and 2002, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Concentration of Sales and Credit Risks. Two customers, Fujitsu and Innoquest, comprised 13% and 12% of the Company's net sales for the year ended June 30, 1999. Two customers, Union Computer and Fujitsu, comprised 15% and 11% of the Company's net sales for the year ended June 30, 1998. Three customers, IBM, Union Computer, and Jaton Corporation comprised 21%, 12% and 11%, of the Company's net sales for the year ended June 30, 1997.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents primarily in market rate accounts. The Company offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

11. LITIGATION

        On December 14, 1998, NeoMagic Corporation ("NeoMagic"), filed a patent infringement lawsuit against the Company. The Company believes it has meritorious defenses against NeoMagic's action and it intends to defend itself vigorously. On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, recission and unfair competition, and patent infringement and copyright infringement. In response to the Company's lawsuit, VIA filed a counter lawsuit against the Company. The Company believes it has a valid basis for action against VIA and defenses against counterclaim by VIA. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of these litigations.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 24, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                                     Title
          ---------                                     -----
/s/ Frank C. Lin                         President, Chief Executive Officer and
--------------------------------         Chairman of the Board (Principal
(Frank C. Lin)                           Executive Officer)

/s/ Peter Jen                            Senior Vice President, Asia Operations
--------------------------------         and Chief Accounting Officer (Principal
(Peter Jen)                              Financial and Accounting Officer)

/s/ Glen M. Antle                        Director
--------------------------------
(Glen M. Antle)

/s/ Yasushi Chikagami                    Director
--------------------------------
(Yasushi Chikagami)

/s/ Charles A. Dickinson                 Director
--------------------------------
(Charles A. Dickinson)

/s/ John Luke                            Director
--------------------------------
(John Luke)

/s/ Millard Phelps                       Director
--------------------------------
(Millard Phelps)

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

10.9(*)       Summary description of the Company's 401(k) plan.(2)

10.10(*)      Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*) Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)      Form of 1992 Stock Option Plan amending and restating the
              1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14         Sublease Agreement dated November 23, 1998 between the
              Company and Applied Materials, Inc. for the Company's principal offices located at 2450 Walsh Avenue, Santa Clara,
              California.(4)

10.16         Foundry Venture Agreement dated August 18, 1995 by and between the
              Company and United Microelectronics Corporation.(5)(8)

10.17(*)      Form of 1998 Stock Option Plan which replaces the 1992 Stock Option
              Plan. (6)

21.1          List of Subsidiaries.(7)                                                47

23.1          Consent of Independent Accountants.(7)                                  48

24.1          Power of Attorney (See page 45).(7)

27.1          Financial Data Schedule (EDGAR version only)(7)                         49

---------------------
(1) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(2) Incorporated by reference from exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit
    3.2 is incorporated from Exhibit 3.4.

(3) Incorporated by reference from exhibit 99.1 to the Company's Report on Form 8-K filed August 21, 1998.

(4) Incorporated by reference from exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(6) Incorporated by reference to the Company's 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7) Filed herewith.

(8) Confidential treatment has been requested for a portion of this document.


(*) Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.