Form 10-K405/A
period 1999-06-30
TRIDENT MICROSYSTEMS INC
filed 1999-10-28
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 1999 ($9.125 per share), as reported on the NASDAQ National Market was approximately $97,389,938. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 1999, was 13,200,454.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below for all directors are the names, ages, positions with the Company and period of service as of August 31, 1999. The term of the office of each person elected as a director will continue until the next annual meeting of stockholders or until a successor has been elected and qualified or until resignation or removal.

                                                    POSITIONS                                   DIRECTOR
NAME                                       AGE      WITH THE COMPANY                              SINCE
----                                       ---      ----------------                            --------
Class I Directors whose terms expire
at the 1999 Annual Meeting
of Stockholders:

Charles A. Dickinson                        75       Director                                      1993
Yasushi Chikagami                           60       Director                                      1994

Class II Director nominated for
election at the 2000 Annual Meeting
of Stockholders:

Millard Phelps                              71       Director                                      1995
John Luke                                   67       Director                                      1999

Class III Directors whose terms
expire at the 2001 Annual Meeting
of Stockholders:

Frank C. Lin                                54       President, Chief Executive Officer            1987
                                                     and Chairman of the Board of
                                                     Directors

Glen M. Antle                               61       Director                                      1992


         Mr. Dickinson has served as a Director of the Company since June 1993. Since July 1984 Mr. Dickinson has been a member of the Board of Directors of Solectron Corporation, an electronics manufacturing company. From March 1994 until September 1996, Mr. Dickinson served as the Chairman of the Board of Directors of Solectron Corporation, and from November 1993 to February 1, 1996 as its President, Europe. From March 1989 to November 1993, Mr. Dickinson was self employed as a business consultant. Mr. Dickinson is also a Director of Aavid Thermal Technologies, Inc., a company providing thermal transfer solutions, Lecroy, a company manufacturing digital oscilloscopes, and Dense Pac Microsystems, a company manufacturing stacked memory modules.

         Mr. Chikagami has served as a Director of the Company since April 1994. From 1974 to January 1996, Mr. Chikagami served as Chairman of the EI-EN Group, a group of private companies located in Asia engaged in the electronics components and computer peripherals business. Since January 1996, Mr. Chikagami has served as Chairman of KEIAN Corporation, a computer and communications component company, operating in Japan. Mr. Chikagami has also served as Vice Chairman of Eastern Computer Group Co. in China since 1988. He was also a founder of GVC Corporation, a publicly held Taiwanese company engaged in activities including the manufacture of electronics components and computer peripherals. Mr. Chikagami is also a director of Silicon Storage Technology, Inc.

         Mr. Phelps has served as a Director of the Company since September 1995. From September 1984 to May 1994, he served as a senior technology analyst for Hambrecht & Quist, an investment banking firm and from May 1994 to July 1994, Mr. Phelps served as an advisory director of Hambrecht & Quist when he retired. Mr. Phelps is also a director of Pericom, a semiconductor corporation, and three private semiconductor companies.

         Mr. Luke has served as a Director of the Company since January 1999. From May 1989 to September 1997, Mr. Luke served as President of TSMC, USA and has been President Emeritus since then. Prior to that, from 1982 to 1989, Mr. Luke served as Vice President of Sales for Monsanto Electronic Materials, Inc.; from 1978 to 1982, as Vice President of Worldwide Sales at Signetics Corporation; from 1976 to 1978, as Vice President of Marketing and International Sales for American Microsystems, Inc.; from 1974 to 1976, as Vice President of Marketing and Sales for Monolithic Memories and from 1971 to 1974, as Vice President of Sales at Fairchild. Mr. Luke also spent 10 years at Texas Instruments in sales management positions.

         Mr. Lin founded the Company and has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since July 1987. From June 1984 to July 1987, he was Vice President of Engineering at Genoa Systems, Inc., a graphics and storage product company that he co-founded. From 1982 to 1984, Mr. Lin was a senior manager at Olivetti Advanced Technical Center, a PC peripheral equipment design company. Mr. Lin was also a director of United Integrated Circuits Corporation, a Taiwanese company jointly formed by Trident, UMC and a number of other fabless semiconductor companies to build and manage a semiconductor manufacturing facility located in Taiwan, Republic of China, prior to its consolidation with UMC.

         Mr. Antle has served as a Director of the Company since July 1992. From July 1996 to August 1997 Mr. Antle was a director of Compass Design Automation, a company providing EDA tools and libraries. From February 1991 to June 1993, he served as Chairman of the Board of Directors of PiE Design Systems, an electronic design automation company, and from August 1992 to June 1993 as its Chief Executive Officer. In June 1993, PiE merged into Quickturn Design Systems, Inc., also an electronic design automation company, and Mr. Antle served as Chairman of the Board of Directors of Quickturn from June 1993 to June 1999. From June 1989 to February 1991 Mr. Antle was retired. Mr. Antle was a co-founder of ECAD, Inc., now Cadence Design Systems, Inc., and served as its Co-Chairman of the Board of Directors from May 1988 to June 1989 and as Chairman of the Board of Directors and Chief Executive Officer from August 1982 to May 1988.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that, during fiscal 1999, all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were met.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation during the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 of the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company as of June 30, 1999, whose salary and incentive compensation for the fiscal year ended June 30, 1999 exceeded $100,000. Amounts under the caption "Bonus" are amounts earned for performance during the fiscal year including amounts paid after the end of the fiscal year.


                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                           ANNUAL COMPENSATION                   ------------
                                                -------------------------------------------       SECURITIES
                                                                             OTHER ANNUAL         UNDERLYING
   NAME AND PRINCIPAL POSITION      YEAR       SALARY           BONUS       COMPENSATION(1)       OPTIONS (#)
   ---------------------------      ----       ------           -----       ---------------       -----------
   ---------------------------      ----       ------           -----       ---------------       -----------
  Frank C. Lin                       1999    $360,430         $      0         $68,364(1)           385,000(2)
  President and Chief                1998    $394,994         $      0         $84,856(1)           220,000(3)
  Executive Officer                  1997    $352,000         $229,336         $     0              150,000(4)

  Jung-Herng Chang                   1999    $192,575         $      0         $8,740(1)            225,000(5)
  Sr. Vice President, Engineering    1998    $211,000         $      0         $16,801(1)           100,000(6)
                                     1997    $183,500         $ 92,152         $     0               60,000(7)

  Peter Jen                          1999    $190,750         $      0         $23,885(1)           200,000(8)
  Sr. Vice President, Asia           1998    $209,000         $      0         $86,330(9)           100,000(10)
  Operations and Chief Accounting    1997    $174,220         $      0         $85,827(11)           90,000(12)
  Officer

  Gerry Liu                          1999    $173,327         $      0         $     0              165,000(13)
  Sr. Vice President, Marketing      1998    $194,000         $      0         $     0               90,000(14)
                                     1997    $165,000         $ 82,500         $     0              110,000(15)

  W. Steven Rowe                     1999    $170,812         $      0         $13,976(1)            89,050(16)
  Vice President, Human              1998    $183,500         $      0         $     0               60,000(17)
  Resources/Administration and       1997    $148,750         $ 58,000         $     0               60,300(18)
  Acting Chief Financial Officer

----------
(1)      Accrued vacation pay-out.

(2) Includes an option to purchase 80,000 shares granted on October 12, 1998 in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1994. Also includes option to purchase 50,000 shares granted on October 12, 1998 in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1995. Also includes option to purchase 50,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes option to purchase 160,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(3) Includes an option to purchase 100,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 60,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(4) Includes an option to purchase 50,000 shares granted on July 25, 1996, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1996.

(5) Includes an option to purchase 70,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1993. Also includes an option to purchase 10,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1994. Also includes an option to purchase 30,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1995. Also includes an option to purchase 20,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 70,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(6) Includes an option to purchase 40,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(7) Includes an option to purchase 20,000 shares granted on July 25, 1996, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1996.

(8) Includes an option to purchase 40,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1994. Also includes an option to purchase 15,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1995. Also includes an option to purchase 50,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 70,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(9) Includes $48,815 representing commissions earned and $37,515 representing accrued vacation pay-out.

(10) Includes an option to purchase 40,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(11)     All amounts shown represent commissions earned.

(12) Includes an option to purchase 50,000 shares granted on July 25, 1996, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1996.

(13) Includes an option to purchase 80,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 60,000 shares granted on October 12, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(14) Includes an option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(15) Includes an option to purchase 40,000 shares granted on July 25, 1996, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1996.

(16) Includes an option to purchase 44,050 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997. Also includes an option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1998.

(17) Includes an option to purchase 30,000 shares granted on January 23, 1998, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1997.

(18) Includes an option to purchase 28,000 shares granted on July 25, 1996, in consideration for the cancellation of an option for an identical number of shares granted in fiscal 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended June 30, 1999 to the persons named in the Summary Compensation Table.

                                           INDIVIDUAL GRANTS
                           ----------------------------------------------------
                           NUMBER OF      % OF TOTAL                                 POTENTIAL REALIZABLE VALUE AT
                           SECURITIES      OPTIONS                                   ASSUMED ANNUAL RATES OF STOCK
                           UNDERLYING     GRANTED TO    EXERCISE                           PRICE APPRECIATION
                            OPTIONS       EMPLOYEES      OR BASE                           FOR OPTION TERM(3)
                            GRANTED       IN FISCAL       PRICE     EXPIRATION        -----------------------------
        NAME                 (#)(1)          YEAR       ($/SH)(2)      DATE              5% ($)           10% ($)
--------------------       ----------     ----------    ---------   -----------       ----------        -----------
Frank C. Lin                45,000         0.8960%        $3.375     10/16/08          $95,513.37       $242,049.64
                            60,000(4)      1.1946%        $3.500     10/12/08         $132,067.87       $334,685.92
                            80,000(10)     1.5928%        $3.500     10/12/08         $176,090.50       $446,247.89
                            50,000(8)      0.9955%        $3.500     10/12/08         $110,056.56       $278,904.93
                            38,000(5)      0.7566%        $3.500     10/12/08          $83,642.99       $211,967.75
                            12,000(5)      0.2389%        $3.500     10/12/08          $26,413.57        $66,937.18
                           100,000(4)      1.9910%        $3.500     10/12/08         $220,113.12       $557,809.86

Jung-Herng Chang            25,000         0.4978%        $3.375     10/16/08          $53,062.98       $134,472.02
                            20,000(12)     0.3982%        $3.500     10/12/08          $44,022.62       $111,561.97
                            50,000(12)     0.9955%        $3.500     10/12/08         $110,056.56       $278,904.93
                            30,000(4)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            10,000(10)     0.1991%        $3.500     10/12/08          $22,011.31        $55,780.99
                            30,000(9)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            40,000(4)      0.7964%        $3.500     10/12/08          $88,045.25       $223,123.94
                            20,000(5)      0.3982%        $3.500     10/12/08          $44,022.62       $111,561.97

Peter Jen                   25,000         0.4978%        $3.375     10/16/08          $53,062.98       $134,472.02
                            30,000(5)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            40,000(4)      0.7964%        $3.500     10/12/08          $88,045.25       $223,123.94
                            30,000(4)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            20,000(5)      0.3982%        $3.500     10/12/08          $44,022.62       $111,561.97
                            15,000(8)      0.2987%        $3.500     10/12/08          $33,016.97        $83,671.48
                            10,000(10)     0.1991%        $3.500     10/12/08          $22,011.31        $55,780.99
                            30,000(11)     0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96

Gerry Liu                   25,000         0.4978%        $3.375     10/16/08          $53,062.98       $134,472.02
                            40,000(5)      0.7964%        $3.500     10/12/08          $88,045.25       $223,123.94
                            30,000(4)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            40,000(7)      0.7964%        $3.500     10/12/08          $88,045.25       $223,123.94
                            30,000(4)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96

Steven Rowe                 15,000         0.2987%        $3.375     10/16/08          $31,837.79        $80,683.21
                             2,250(5)      0.0448%        $3.500     10/12/08           $4,952.55        $12,550.72
                             9,000(7)      0.1792%        $3.500     10/12/08          $19,810.18        $50,202.89
                             1,120(5)      0.0223%        $3.500     10/12/08           $2,465.27         $6,247.47
                            16,380(5)      0.3261%        $3.500     10/12/08          $36,054.53        $91,369.26
                            30,000(4)      0.5973%        $3.500     10/12/08          $66,033.94       $167,342.96
                            15,300(6)      0.3046%        $3.500     10/12/08          $33,677.31        $85,344.91

----------

(1) Generally, the right to exercise an option under the Company's 1992 Stock Option Plan (the "Option Plan") vests as to one-fourth of the shares subject to the option on each anniversary of the date of grant. The Option Plan permits the grant of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended (the "Code"), and nonstatutory stock options. The exercise price of incentive stock options must at least equal the fair market value of the Common Stock of the Company on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary corporations must be at least 110% of the fair market value of the Common Stock of the Company on the date of grant and the term of such options cannot exceed five years. Under the Option Plan, the Compensation Committee retains discretion to modify the terms, including the exercise price, of outstanding options. See "CHANGE IN CONTROL ARRANGEMENTS."

(2) All options were granted at or above market value on the date of grant as determined by the Compensation Committee.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option-holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(4) These options represent options that were originally granted on January 23, 1998 and were repriced on October 12, 1998.

(5) These options represent options that were originally granted on July 25, 1996 and were repriced on October 12, 1998.

(6) These options represent options that were originally granted on July 24, 1996 and were repriced on October 12, 1998.

(7) These options represent options that were originally granted on July 15, 1996 and were repriced on October 12, 1998.

(8) These options represent options that were originally granted on October 20, 1994 and were repriced on October 12, 1998.

(9) These options represent options that were originally granted on October 13, 1994 and were repriced on October 12, 1998.

(10) These options represent options that were originally granted on October 7, 1993 and were repriced on October 12, 1998.

(11) These options represent options that were originally granted on July 14, 1993 and were repriced on October 12, 1998.

(12) These options represent options that were originally granted on July 7, 1992 and were repriced on October 12, 1998.

OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended June 30, 1999, and unexercised options held as of June 30, 1999, by the persons named in the Summary Compensation Table.


-------------------------------------------------------------------------------------------------------------------------
                              SHARES                         NUMBER OF SECURITIES
                             ACQUIRED                       UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
                                ON                            OPTIONS AT FY-END               OPTIONS AT FY-END(2)
                             EXERCISE         VALUE     -----------------------------  ----------------------------------
         NAME                   (#)         REALIZED    EXERCISABLE(1)  UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----------------------       --------       --------    --------------  -------------  --------------     ---------------
Frank Lin                       0            $   0           232,500       152,500      $1,322,343.75     $872,968.75

Jung-Herng Chang                0            $   0           152,500        72,500      $   867,343.75    $415,468.75

Peter Jen                       0            $   0           125,834        81,666      $   734,055.88    $467,600.38

Gerry Liu                       0            $   0            62,500       102,500      $   355,468.75    $586,093.75

Steven Rowe                     0            $   0            25,567        63,483      $   145,412.32    $362,934.57

----------

(1) Company stock options generally become exercisable as to 25% on the first anniversary of the date of grant and 25% per year thereafter.

(2) The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock on June 30, 1999 ($9,1875 per share) and is net of the exercise price of such options.

COMPENSATION OF DIRECTORS

         Board members other than the Company's outside directors receive no compensation for attending Board meetings, except for reimbursement of certain expenses in connection with attendance at Board meetings and Committee meetings. The Company's outside directors receive $10,000 per year as an annual retainer. In addition, each outside director receives $1,250 for each Board or Committee meeting attended in person, and $750 for each Board or Committee meeting attended by phone.

         The Company's 1994 Outside Directors Stock Option Plan (the "Outside Directors Plan") provides that on the day immediately following the initial election or appointment of each new non-employee director (an "Outside Director"), such Outside Director will automatically receive a grant of an option to purchase 20,000 shares of the Company's Common Stock and will receive an additional option to purchase 20,000 shares of the Company's Common Stock on the date of the first annual meeting of the stockholders following the third anniversary of his or her previous Outside Directors Plan option grant, provided that he or she remains in office. Each Outside Director previously granted an option under the Outside Directors Plan will automatically receive an additional option to purchase 20,000 shares of the Company's Common Stock on the day immediately following each third annual meeting of the stockholders of the Company.

         On December 17, 1998, each Outside Director remaining in office following last year's Annual Meeting automatically received an option to purchase 20,000 shares of the Company's Common Stock on the date of the meeting and will receive an additional option to purchase 20,000 shares of the Company's Common Stock on the date of each third annual meeting of the stockholders thereafter, provided that he or she remains in office.

         In August 1995, the Company entered into a joint venture agreement with United Microelectronic Corporation ("UMC") pursuant to which the Company is committed to invest a certain amount over a three year period for a 10% equity interest in the joint venture entity, United Integrated Circuits Corporation ("UICC"), which constructed a wafer fabrication facility in Taiwan. Following the consummation of this transaction, Frank Lin was appointed as a director of UICC and as such was entitled to compensation as a director of that entity. Part of the joint venture funding facility was destroyed in a fire on October 3, 1997. In June 1999, the Company announced that it received confirmation from UMC that, subject to the approval of the Taiwanese government, the UICC joint venture will be consolidated with UMC by the end of 1999. Trident expects to receive approximately 46.5 million shares of UMC stock in the consolidation. These shares represent about 0.5% of the outstanding stock of UMC.

CHANGE IN CONTROL ARRANGEMENTS

         The Company's 1992 Stock Option Plan (the "Option Plan") provides that in the event of a merger of the Company with or into another corporation, unless the successor corporation assumes or substitutes equivalent options for options granted under the Option Plan, the Board of Directors shall provide that all outstanding options under the Option Plan will be fully exercisable prior to the merger. Options which are neither assumed or substituted for by the successor corporation nor exercised prior to the expiration of a 15-day notice period will terminate upon the expiration of such period. All shares subject to options granted under the Outside Directors Plan will become fully vested and exercisable as of the date 15 days prior to a change in control of the Company as defined in the Outside Directors Plan unless the surviving, continuing, successor, or purchasing corporation or parent corporation thereof, as the case may be (the "Acquiring Corporation"), either assumes or substitutes Acquiring Corporation options for options outstanding under the Outside Directors Plan. Any such options which are neither assumed or substituted for by the Acquiring Corporation nor exercised will terminate as of the date of the change in control.

COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS

         The following is the report of the Compensation Committee of the Board of Directors describing the repricing of stock options.

         In October 1998, the Compensation Committee, consisting of Charles A. Dickinson and Glen M. Antle, considered the options held by the Company's executive officers and employees and the fact that a broad decline in the price of the Common Stock of the Company had resulted in a substantial number of stock options granted pursuant to the Company's 1992 Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (together, the "Plans") having exercise prices well above the recent historical trading prices of the Common Stock. The Company's management advised the Committee that it believed employee turnover was likely to increase in part because the Company's total compensation package for long-term employees, which included substantial options with exercise prices well above the then current trading price, was less attractive than compensation offered by other companies in the same geographic location, since options granted to new hires at other companies would be granted at current trading prices.

         The Committee determined (i) that the Company's success in the future would depend in large part on its ability to retain its highly skilled technical and managerial personnel, (ii) that competition for such personnel would be intense, (iii) that the loss of key employees could have a significant adverse impact on the Company's business, (iv) that it would be important and cost-effective to provide equity incentives to employees and executive officers of the Company to improve the Company's performance and the value of the Company for its stockholders, and (v) that the morale of long-term employees holding stock options with exercise prices well above the current trading price would suffer as more recently hired employees are granted options with exercise prices set at current, lower market prices. The Committee recognized that an exchange of existing options with exercise prices higher than fair market value for options granted at fair market value would restore incentives to employees because of the increased potential for appreciation. The Committee also recognized that it could require the new options to be subject to restrictions on exercise so that optionees participating in the exchange would have incentives to remain with the Company. Considering these factors, the Committee determined it to be in the best interests of the Company and its stockholders to restore the incentives for employees and executive officers to remain as employees of the Company and to exert their maximum efforts on behalf of the Company by granting replacement stock options under the Plans at the optionee's election, with exercise restrictions and with exercise prices equal to the then current market value.

         Accordingly, in October 1998, the Committee approved an offer, effective October 12, 1998, to all employees of the Company, including executive officers, other than those who have given notice of or been notified of their termination of employment, to exchange certain outstanding options with exercise prices above the then current trading price for new options with exercise prices equal to the current trading price ("New Options"). The Committee provided that New Options would not be exercisable during periods ranging from six to twelve months depending on the employee's length of service, except in certain limited circumstances. Such circumstances are (i) the employee's involuntary termination other than for cause, (ii) the employee's death or permanent and total disability, or (iii) a merger, liquidation or dissolution of the Company. In addition, the annual vesting dates for those portions of the New Options not received in exchange for vested portions of the canceled old options were delayed for periods ranging from four to eight months depending on the employee's length of service. All New Options terminate no later than ten years from the date of the exchange. Optionees who participated in the exchange received a lower exercise price in exchange for the cancellation of the holder's exchanged option. In October 1998, the Company canceled outstanding options for 3,643,000 shares with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 25, 1996 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63. In July 1996, the Company cancelled 1,077,000 options outstanding under the option plan with exercise prices greater than $9.38 and reissued the options with an exercise price of $9.38. See EXECUTIVE COMPENSATION AND OTHER MATTERS - "Ten-Year Option Repricings" table for further information concerning the repricing.

                                            1999 COMPENSATION COMMITTEE

                                            Charles A. Dickinson
                                            Glen M. Antle

REPRICING OF STOCK OPTIONS

         The following table provides the specified information concerning all repricings of options to purchase the Company's Common Stock held by any executive officer of the Company since December 16, 1992, the date of the Company's initial public offering.

                           TEN-YEAR OPTION REPRICINGS


                                                                              EXERCISE
                                                                              PRICE AT
                                            NUMBER OF       MARKET PRICE      TIME OF                   LENGTH OF ORIGINAL
                                           SECURITIES        OF STOCK AT     REPRICING                     OPTION TERM
                                           UNDERLYING          TIME OF           OR           NEW       REMAINING AT DATE
                            REPRICING   OPTIONS REPRICED    REPRICING OR     AMENDMENT      EXERCISE     OF REPRICING OR
    NAME AND POSITION          DATE      OR AMENDED (#)     AMENDMENT($)        (#)        PRICE ($)        AMENDMENT
    -----------------       ----------   ---------------    ------------     ---------     ---------    -------------------
Frank Lin, President and    7/14/93          120,000             $5.00         $ 8.00       $ 5.00      9 years, 94 days
Chief Executive Officer     7/25/96(1)        50,000             $9.38         $20.49(2)    $10.31(2)   4 years, 71 days
                            1/23/98(3)       100,000             $8.63         $11.28(2)    $ 8.63      3 years, 229 days
                            1/23/98(3)        60,000             $8.63         $15.63       $ 8.63      9 years, 179 days
                            10/12/98(4)       80,000             $3.50         $ 5.63       $ 3.50      4 years, 360 days
                            10/12/98(4)       50,000             $3.50         $ 7.70(2)    $ 3.50      1 year, 8 days
                            10/12/98(4)       50,000             $3.50         $10.31(2)    $ 3.50      2 years, 286 days
                            10/12/98(4)       60,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days
                            10/12/98(4)      100,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days

Jung-Herng Chang, Sr.       7/25/96(1)        20,000             $9.38         $18.63       $ 9.38      9 years, 71 days
Vice President,             1/23/98(3)        40,000             $8.63         $10.25       $ 8.63      8 years, 229 days
Engineering                 1/23/98(3)        30,000             $8.63         $15.63       $ 8.63      9 years, 179 days
                            10/12/98(4)       50,000             $3.50         $ 5.00       $ 3.50      3 years, 268 days
                            10/12/98(4)       20,000             $3.50         $ 5.00       $ 3.50      3 years, 269 days
                            10/12/98(4)       10,000             $3.50         $ 5.63       $ 3.50      4 years, 360 days
                            10/12/98(4)       30,000             $3.50         $ 6.00       $ 3.50      6 years, 1 day
                            10/12/98(4)       20,000             $3.50         $ 9.38       $ 3.50      7 years, 286 days
                            10/12/98(4)       30,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days
                            10/12/98(4)       40,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days

Peter Jen, Sr. Vice         7/14/93           30,000             $5.00         $ 5.50       $ 5.00      9 years, 49 days
President, Asia Operations  7/14/93           10,000             $5.00         $ 8.00       $ 5.00      9 years, 95 days
and Chief Accounting        7/25/96(1)        20,000             $9.38         $15.50       $ 9.38      8 years, 261 days
Officer                     7/25/96(1)        30,000             $9.38         $18.63       $ 9.38      9 years, 71 days
                            1/23/98(3)        40,000             $8.63         $10.25       $ 8.63      8 years, 229 days
                            1/23/98(3)        30,000             $8.63         $15.63       $ 8.63      9 years, 179 days
                            10/12/98(4)       30,000             $3.50         $ 5.00       $ 3.50      4 years, 275 days
                            10/12/98(4)       10,000             $3.50         $ 5.63       $ 3.50      4 years, 360 days
                            10/12/98(4)       15,000             $3.50         $ 7.00       $ 3.50      6 years, 8 days
                            10/12/98(4)       20,000             $3.50         $ 9.38       $ 3.50      7 years, 286 days
                            10/12/98(4)       30,000             $3.50         $ 9.38       $ 3.50      7 years, 286 days
                            10/12/98(4)       30,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days
                            10/12/98(4)       40,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days

Gerry Liu, Sr. Vice         7/25/96(1)        40,000             $9.38         $13.25       $ 9.38      9 years, 178 days
President, Marketing        1/23/98(3)        30,000             $8.63         $10.25       $ 8.63      8 years, 229 days
                            1/23/98(3)        30,000             $8.63         $15.63       $ 8.63      9 years, 179 days
                            10/12/98(4)       40,000             $3.50         $ 9.00       $ 3.50      7 years, 276 days
                            10/12/98(4)       40,000             $3.50         $ 9.38       $ 3.50      7 years, 286 days
                            10/12/98(4)       30,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days
                            10/12/98(4)       30,000             $3.50         $ 8.63       $ 3.50      9 years, 103 days

                                                                              EXERCISE                   LENGTH OF ORIGINAL
                                            NUMBER OF                         PRICE AT                      OPTION TERM
                                           SECURITIES       MARKET PRICE      TIME OF                    REMAINING AT DATE
                                           UNDERLYING        OF STOCK AT     REPRICING        NEW         OF REPRICING OR
                            REPRICING   OPTIONS REPRICED       TIME OF           OR         EXERCISE         AMENDMENT
    NAME AND POSITION          DATE      OR AMENDED (#)     REPRICING OR     AMENDMENT     PRICE ($)
                                                            AMENDMENT($)        (#)
    -----------------       ----------   ---------------    ------------     ---------     ---------    -------------------
W. Steven Rowe              7/25/96(1)        25,000             $9.38        $16.75         $9.38      8 years, 317 days
Vice President, HR/         7/25/96(1)         3,000             $9.38        $13.25         $9.38      9 years, 178 days
Administration, Acting      1/23/98(3)        30,000             $8.63        $15.63         $8.63      9 years, 179 days
Chief Financial Officer     10/12/98(4)        9,000             $3.50        $ 9.00         $3.50      7 years, 276 days
                            10/12/98(4)       15,300             $3.50        $ 9.13         $3.50      7 years, 285 days
                            10/12/98(4)       19,750             $3.50        $ 9.38         $3.50      7 years, 286 days
                            10/12/98(4)       30,000             $3.50        $ 8.63         $3.50      9 years, 103 days

Amir Mashkoori, Former      7/25/96(1)       100,000             $9.38        $13.25         $9.38      9 years, 178 days
Sr. Vice President,         1/23/98(3)        30,000             $8.63        $15.63         $8.63      9 years, 179 days
Operations and Business     10/12/98(4)       75,000             $3.50        $ 9.38         $3.50      7 years, 286 days
Development                 10/12/98(4)       30,000             $3.50        $ 8.63         $3.50      9 years, 103 days

Richard Hegberg, Former     7/25/96(1)       100,000             $9.38        $10.38         $9.38      9 years, 362 days
Vice President, Worldwide
Sales

James T. Lindstrom,         7/14/93           10,000             $5.00        $ 8.00         $5.00      9 years, 95 days
Former Vice President,      7/25/96(1)        20,000             $9.38        $18.63         $9.38      9 years, 71 days
Finance, Chief Financial
Officer and Secretary

Tung-Liang Chang, Former    7/14/93           30,000             $5.00        $ 8.00         $5.00      9 years, 95 days
Vice President, ASIC
Technology

----------
(1) Options that were repriced on July 25, 1996 vest and become exercisable according to the following schedule: (i) in three substantially equal annual installments on the first three anniversaries of July 25, 1996, if the holder of the exchanged option had completed twelve or more months of continuous service as of July 25, 1996, (ii) 25% of the number of shares subject to the new option on January 25, 1997 and the remainder in three substantially equal annual installments on each of the first three anniversaries of January 25, 1997, if the holder had completed six months or more but less than twelve months of continuous service as of July 25, 1996, or (iii) in four substantially equal annual installments on the first four anniversaries of July 25, 1996, if the holder had completed less than six months of continuous service as of July 25, 1996.

(2) Represents 110% of the fair market value of the Company's Common Stock on the date of grant, as this grant is an incentive stock option and Mr. Lin holds more than 10% of the Common Stock of the Company.

(3) Options that were repriced on January 23, 1998 continue to vest at the same rate as applied prior to their repricing but may not exercised prior to January 24, 1999, except upon the holder's death, permanent and total disability or involuntary termination other than for cause, or in the event of a merger, liquidation or dissolution of the Company.

(4) Options that were repriced on October 12, 1998 continue to vest at the same rate as applied prior to their repricing. However, the remaining annual vesting dates applicable to shares that have not vested under the old option prior to the repricing will be delayed for a period of time determined on the basis of the holder's total length of service with the Company and its subsidiaries. Each new option, including vested shares, will be subject to a restriction on exercise during a restriction period also determined on the basis of optionee's total length of service, except upon the holder's death, permanent and total disability or involuntary termination other than for cause, or in the event of a merger, liquidation or dissolution of the Company. See
         "REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF OPTIONS."

COMPENSATION COMMITTEE

         Charles A. Dickinson was the sole member of the Compensation Committee at the beginning of fiscal 1999. Mr. Antle was appointed to the Committee for part of the year and was replaced by John Luke in April 1999. The Compensation Committee's primary function is to review and recommend salary levels of, to approve bonus plans for, and to approve stock option grants to executive officers, and to set the compensation of the Chief Executive Officer.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following is the report of the Compensation Committee of the Board of Directors describing compensation policies and rationales applicable to the Company's executive officers for the fiscal year ended June 30, 1999.

COMPENSATION PHILOSOPHY

         The Compensation Committee strives to align executive compensation with the value achieved by the executive team for the Company's stockholders. Toward that goal, the Company's compensation program emphasizes both short- and long-term incentives designed to attract, motivate, and retain highly qualified executives who will effectively manage the Company and maximize stockholder value. The Company uses salary, executive officer bonuses and stock options to motivate executive officers to achieve the Company's business objectives and to align the incentives of officers with the long-term interests of stockholders. The Compensation Committee reviews and evaluates each executive officer's base and variable compensation annually relative to corporate performance and comparative market information.

         In setting total compensation, the Compensation Committee considers individual and Company performance, as well as market information in the form of published survey data provided to the Compensation Committee by the Company's human resources staff. The market data consists primarily of base salary and total cash compensation rates, as well as incentive bonus and stock programs, of companies considered by the Compensation Committee to be comparable technology companies as well as companies in the semiconductor design industry. The Compensation Committee's policy is generally to target levels of cash and equity compensation paid to its executive officers so that such compensation is competitive with that paid by such comparable companies.

         In preparing the performance graph for this Proxy Statement, the Company has selected the H&Q Semiconductors Sector Index, and the Nasdaq Stock Market-U.S. Index as its peer groups. The companies that the Company included in its stratified salary surveys are not necessarily those included in the indices, as such companies may not be competitive with the Company for executive talent, particularly those companies located outside the Silicon Valley, where competition for employees has been intense.

         The Company has considered the potential impact of Section 162(m) of the Internal Revenue Code ("Section 162(m)") adopted under the federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction to any publicly-held corporation for individual compensation exceeding $1 million in any taxable year paid to the chief executive officers or any of the four other most highly compensated executive officers, unless the compensation is commission or performance-based. The Company's policy is to qualify to the extent reasonable its executive officers' compensation for deductibility under applicable tax laws. Since the targeted cash compensation of each of the named executive officers is well below the $1 million threshold and the Company believes that compensation attributable to any options granted under the Company's 1992 Stock Option Plan as of June 30, 1999 qualified as performance-based compensation in accordance with the regulations under Section 162(m), the Compensation Committee believes that Section 162(m) generally will not reduce the tax deduction available to the Company. However, as a result of the stock option repricing effective October 12, 1998 (See "REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF OPTIONS"), options for an aggregate of 460,000 shares granted to persons named in the Summary Compensation Table do not qualify as performance-based for purposes of Section 162(m).

FORMS OF COMPENSATION

         Salary. The Company strives to offer executive officers salaries that are competitive with comparable companies in the technology sector generally and in the semiconductor design industry. Frank C. Lin, President and Chief Executive Officer of the Company, approves executive salaries at the time executives join the Company, which are subject to review and approval by the Compensation Committee. Thereafter, Mr. Lin periodically reviews salaries of the executive officers and recommends adjustments to the base salaries of those officers which are subject to review and approval by the Compensation Committee. The Compensation Committee reviews Mr. Lin's performance and makes adjustments to his salary. Adjustments made by Mr. Lin and the Compensation Committee are based on individual executive officer performance, cost of living increases, Company performance, and adjustments to retain qualified personnel. Mr. Lin's base salary is reviewed annually by the Compensation Committee and reflects his position, duties, and responsibilities. Management determined to reduce executive salaries by 10% in fiscal 1999 and reported this decision to the compensation committee.

         Incentive Compensation. The Board of Directors reviews and approves an executive bonus plan ("Plan") based upon Company and individual performance. The Compensation Committee believes that significant bonus incentives based on performance of the Company and personal performance provide substantial motivations to achieve corporate goals. Under the Plan, Company performance is measured for the fiscal year on a basis of actual operating profit as compared with budgeted operating profit. The Company performance portion of any executive's incentive bonus could be higher if the Company's performance exceeded the goal. Individual performance against management-by-objective ("MBO") goals comprises a significant component of the bonus for most executives; however, Company performance is given more weight in any bonus calculation. The Plan is approved by the Compensation Committee with Mr. Lin determining whether executive officers, other than himself, met their individual MBO goals and with the Compensation Committee making such determination as to Mr. Lin. The Compensation Committee believes the incentives paid to the Company's executives on a basis of Company performance and individual performance are comparable to those paid under industry standard incentive compensation programs.

         Management determined to maintain management salaries at the same reduced levels paid in 1998, and not to pay any bonuses for fiscal 1999, whether or not such bonuses were earned under the terms of the plan. The Compensation Committee has not met during fiscal 1999.

         Stock Options. The Compensation Committee strives to maintain the equity position of all executive officers at levels competitive with comparable companies. The Compensation Committee believes that equity ownership provides significant additional motivation to executive officers to maximize value for the Company's stockholders, and therefore grants stock options under the Company's 1992 Stock Option Plan at the commencement of an executive officer's employment and, depending on that officer's performance and the appropriateness of additional awards to retain key employees, periodically thereafter. Stock options are granted at the prevailing market price, vest over a period of years and will only have value if the Company's stock price increases over the exercise price. Therefore, the Compensation Committee believes that stock options serve to align the interests of executive officers closely with other stockholders because of the direct benefit executive officers receive through improved stock price performance.

         In October 1998, the Compensation Committee granted options to executive officers, including Mr. Lin. Mr. Lin received a grant of 45,000 shares with an exercise price of $3.375. The grant is based on Mr. Lin's senior position, his responsibilities, and his past and expected contributions to the Company's future success and was intended to provide competitive equity compensation for the Company's 1999 fiscal year.

                                    1999 COMPENSATION COMMITTEE

                                    Charles A. Dickinson
                                    John Luke

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of August 31, 1999, with respect to the beneficial ownership of the Company's Common Stock by
(i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of June 30, 1999, whose salary and incentive compensation for the fiscal year ended June 30, 1999 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group.


                                                                   SHARES OWNED (1)
         NAME AND ADDRESS OF                                   NUMBER       PERCENTAGE
         BENEFICIAL OWNERS                                    OF SHARES     OF CLASS
         -----------------                                    ---------     --------
Glen M. Antle(2).............................................      53,250       *
Yasushi Chikagami(3).........................................      34,127       *
Charles A. Dickinson(4)......................................      59,650       *
Frank C. Lin(5)..............................................   1,874,659     14.20%
   c/o Trident Microsystems, Inc.
   2450 Walsh Avenue
   Santa Clara, CA  95051
John Luke....................................................           *       *
Millard Phelps(6)............................................      28,506       *
Jung-Herng Chang(7)..........................................     202,381      1.53%
Peter Jen(8).................................................     171,138      1.30%
Gerry Liu(9).................................................      85,056       *
Steven Rowe(10)..............................................      18,817       *
Executive officers and directors
as a group (10 persons)(11)..................................   2,527,584     19.15%

----------
* Less than 1%

(1) Except as otherwise noted, the persons named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to the information contained in the footnotes to this table.

(2) Includes 41,250 shares subject to options exercisable by Mr. Antle within sixty days of August 31, 1999.

(3) Includes 5,000 shares held by a joint tenant account for Mr. Chikagami's wife, son and daughter. Also includes 29,127 shares subject to options exercisable by Mr. Chikagami within sixty days of August 31, 1999.

(4) Includes 22,500 shares subject to options exercisable by Mr. Dickinson within sixty days of August 31, 1999.

(5) Includes 247,500 shares subject to options exercisable by Mr. Lin within sixty days of August 31, 1999. Also includes 10,500 shares held by Mr. Lin's wife and 29,956 shares held by a custodian for the benefit of Mr. Lin's two minor children.

(6) Includes 27,551 shares subject to options exercisable by Mr. Phelps within sixty days of August 31, 1999.

(7) Includes 160,834 shares subject to options exercisable by Mr. Chang within sixty days of August 31, 1999.

(8) Includes 134,168 shares subject to options exercisable by Mr. Jen within sixty days of August 31, 1999.

(9) Includes 80,834 shares subject to options exercisable by Mr. Liu within sixty days of August 31, 1999.

(10) Includes 18,817 shares subject to options exercisable by Mr. Rowe within sixty days of August 31, 1999.

(11) Includes 762,581 shares subject to options exercisable within sixty days of August 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 21, 1998, Mr. Mashkoori paid to the Company $72,426.03 as payment in full for the principal amount and accrued interest owed under the Company's loan to Mr. Mashkoori originally granted on May 5, 1997 and amended on May 5, 1998.

         On July 9, 1999, the loan originally entered into with W. Steven Rowe on July 9, 1997 was amended to increase the amount from $159,105 to $167,951.24 and to extend the term for one year, making the loan payable on July 9, 2000 with interest at a rate of 5.32% per annum.


         In October 1998, the Board approved a loan to Frank Lin pursuant to which Mr. Lin could borrow $500,000 from the Company. As of the date of this proxy statement, the Company and Mr. Lin have not entered into a loan agreement and Mr. Lin has not borrowed any money from the Company under this arrangement.

                        COMPARISON OF STOCKHOLDER RETURN

         In accordance with Exchange Act regulations, set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the Hambrecht & Quist Semiconductors Sector Index ("H&Q Semiconductor Index") and the Nasdaq Stock Market Index (U.S. Companies) ("Nasdaq US") for the period commencing on June 30, 1994 and ending on June 30, 1999. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.



            COMPARISON OF CUMULATIVE TOTAL RETURN FROM JUNE 30, 1994
                            THROUGH JUNE 30, 1999(1)

    TRIDENT MICROSYSTEMS, INC., HAMBRECHT & QUIST SEMICONDUCTORS SECTOR INDEX
                  AND THE NASDAQ STOCK MARKET (U.S. COMPANIES)

                                     [GRAPH]


                              Jun-94        Jun-95        Jun-96         Jun-97        Jun-98        Jun-99
                              ------        ------        ------         ------        ------        ------
 Nasdaq US                    $100.00       $132.22       $167.85         $204.26      $288.38       $408.83
 Trident Microsystems         $100.00       $332.00       $202.00         $180.00       $85.00       $147.00
 H&Q Semiconductor Index      $100.00       $194.93       $144.52         $261.62      $214.28       $453.81

----------
(1) Assumes that $100.00 was invested on June 30, 1994 in the Company's Common Stock and each index, and that all dividends were reinvested. No dividends have been declared on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1924, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1999.


                         TRIDENT MICROSYSTEMS, INC.
                         (Registrant)



                         By: /s/ PETER JEN
                             ------------------------------------------------
                             Peter Jen
                             Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accountng Officer)

    Signature                                        Title
    ---------                                        -----
*Frank C. Lin                         President, Chief Executive Officer and Chairman
-------------------------             of the Board (Principal Executive Officer)
(Frank C. Lin)

/s/ PETER JEN                         Senior Vice President, Asia Operations and Chief
-------------------------             Accounting Officer (Principal Financial and
(Peter Jen)                           Accounting Officer)


*Glen M. Antle                        Director
-------------------------
(Glen M. Antle)

*Yasushi Chikagami                    Director
-------------------------
(Yasushi Chikagami)

*Charles A. Dickinson                 Director
-------------------------
(Charles A. Dickinson)


*John Luke                            Director
-------------------------
(John Luke)

*Millard Phelps                       Director
-------------------------
(Millard Phelps)

*By:    /s/ PETER JEN
     --------------------
     Peter Jen
     Attorney-in-Fact