Form 10-Q
period 1999-09-30
TRIDENT MICROSYSTEMS INC
filed 1999-11-12
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ________________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               77-0156584
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer identification No.)
    incorporation or organization)

               2450 Walsh Ave. Santa Clara, California 95051-1303
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (408) 496-1085
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at September 30, 1999 was 13,205,579.

              This document (including exhibits) contains 20 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                     Page
                                                                                                     ----
                                PART I: FINANCIAL INFORMATION

Item 1:  Unaudited Financial Information

         Condensed Consolidated Balance Sheet - September 30, 1999 (Unaudited) and
         June 30, 1999                                                                                  3

         Condensed Consolidated Statement of Operations for the Three Months
         Ended September 30, 1999 and 1998 (Unaudited)                                                  4

         Condensed Consolidated Statement of Cash Flows for the Three Months
         Ended September 30, 1999 and 1998 (Unaudited)                                                  5

         Notes to the Condensed Consolidated Financial Statements (Unaudited)                           6

Item 2:  Management's Discussion and Analysis of Financial Condition                                    8
           and Results of Operations

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                        Not Applicable

                                PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                                             17

Item 2:  Changes in Securities                                                             Not Applicable

Item 3:  Defaults upon Senior Securities                                                   Not Applicable

Item 4:  Submission of Matters to Vote by Security Holders                                 Not Applicable

Item 5:  Other Information                                                                 Not Applicable

Item 6:  Exhibits and Reports on Form 8-K                                                              19

Signatures                                                                                             20

                           TRIDENT MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED  BALANCE SHEET
                                 (In Thousands)

                                     ASSETS


                                                              September 30,
                                                                  1999           June 30,
                                                               (unaudited)         1999
                                                              -------------      ---------
Current assets:
    Cash, cash equivalents                                      $  31,805        $  32,469
    Accounts receivable, net                                       10,345           11,029
    Inventories                                                     7,189            4,681
    Prepaid expenses and other assets                               4,342            4,416
                                                                ---------        ---------
        Total current assets                                       53,681           52,595

Property and equipment, net                                         5,383            6,113
Investment in joint venture                                        49,289           49,289
Other assets                                                        3,309            2,913
                                                                ---------        ---------
        Total assets                                            $ 111,662        $ 110,910
                                                                =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $   8,003        $   6,267
    Accrued expenses and other liabilities                          7,685            7,153
    Current portion of obligations under capital leases               288              384
    Income taxes payable                                            1,293            1,293
                                                                ---------        ---------
        Total current liabilities                                  17,269           15,097
    Deferred income taxes                                           2,350            2,350
    Obligations under capital leases                                   73               82
                                                                ---------        ---------
        Total liabilities                                          19,692           17,529
                                                                ---------        ---------

Stockholders' equity:
    Common stock and additional paid-in capital                    47,584           46,977
    Retained earnings                                              48,511           50,529
    Treasury stock, at cost                                        (4,125)          (4,125)
                                                                ---------        ---------
        Total stockholders' equity                                 91,970           93,381
                                                                ---------        ---------
        Total liabilities and stockholders equity               $ 111,662        $ 110,910
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

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                    Three Months Ended
                                                        September 30,
                                                  ------------------------
                                                    1999           1998
                                                  --------        --------
Net sales                                         $ 24,079        $ 23,876

Cost of sales                                       16,455          16,918
                                                  --------        --------

Gross margin                                         7,624           6,958

Research and development expenses                    6,336           6,226

Sales, general and administrative expenses           3,736           3,927
                                                  --------        --------

Income (loss) from operations                       (2,448)         (3,195)

Interest income, net                                   430             515
                                                  --------        --------

Income (loss) before income taxes                   (2,018)         (2,680)

Provision for income taxes                              --              29
                                                  --------        --------

Net income (loss)                                 $ (2,018)       $ (2,709)
                                                  ========        ========

Basic and diluted earnings (loss) per share       $  (0.15)       $  (0.21)
                                                  ========        ========

Shares used in computing per share amounts          13,161          12,914
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

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                 1999            1998
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                        $ (2,018)       $ (2,709)
     Adjustments to reconcile net income to cash provided
            by operating activities:
            Depreciation and amortization                                          905             961
            Provision for doubtful accounts and sales returns                     (766)            188
            Changes in assets & liabilities:
                Accounts receivable                                              1,450          (3,643)
                Inventories                                                     (2,508)          6,097
                Prepaid expenses and other current assets                           74            (503)
                Other assets                                                      (396)             10
                Accounts payable                                                 1,736           3,077
                Accrued expenses and other liabilities                             532           1,091
                Income taxes payable                                                --             (16)
                                                                              --------        --------
                    Net cash used in (provided by) operating activities           (991)          4,553
                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Sale (purchase) of short-term investments, net                                 --          (6,686)
     Purchase of property and equipment                                           (175)           (697)
                                                                              --------        --------
                    Net cash used in investing activities                         (175)         (7,383)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                      607              --
     Repayment of capital leases                                                  (105)            (90)
                                                                              --------        --------
                    Net cash provided by (used in) financing activities            502             (90)
                                                                              --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (664)         (2,920)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                32,469          22,916
                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 31,805        $ 19,996
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

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

         In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2000.

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

NOTE 3  INVENTORIES

          Inventories consisted of the following (in thousands):

                              September 30, 1999    June 30, 1999
                              ------------------    -------------
        Work in process            $1,499               $  850
        Finished goods              5,690                3,831
                                   ------               ------
                                   $7,189               $4,681
                                   ------               ------

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

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
(in thousands, except per share data)                  1999           1998
                                                      -------        -------
         BASIC NET INCOME (LOSS) PER SHARE
         Net income  (loss) available to Common
           Shareholders                               $(2,018)       $(2,709)
                                                      =======        =======
         Weighted average common shares                13,161         12,914
                                                      =======        =======
         BASIC NET INCOME (LOSS) PER SHARE            $ (0.15)       $ (0.21)
                                                      =======        =======

         Diluted Net Income (Loss) per Share
         Net income (loss) available to Common
           Shareholders                               $(2,018)       $(2,709)
                                                      =======        =======
         Weighted average common shares                13,161         12,914
         Dilutive common stock equivalents                 --             --
                                                      -------        -------
         Weighted average common shares
           and equivalents                             13,161         12,914
                                                      =======        =======
         Diluted net income (loss) per share          $ (0.15)       $ (0.21)
                                                      =======        =======

         Options to purchase 4,575,978 shares of common stock were outstanding during the three month period ended September 30, 1999 but were not included in the computations of diluted EPS because the Company incurred a loss for the three month period. Options to purchase 4,211,741 shares of common stock were outstanding during the three months ended September 30, 1998 and were not included in the computations of diluted EPS because the Company incurred a loss for the three month period.

NOTE 5  LITIGATION

         On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit against the Company. The Company believes it has meritorious defenses against NeoMagic's action and intends to defend itself vigorously. On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, rescission and unfair competition, patent infringement and copyright infringement. In response to the Company's lawsuit, VIA filed a counter lawsuit against the Company. The Company believes it has a valid basis for action against VIA and defenses against the counterclaims by VIA. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of these litigations.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

RESULTS OF OPERATIONS

         The following table sets forth the results of operations expressed as percentages of net sales for the three months ended September 30, 1999 and 1998:

                                                    Three Months Ended
                                                      September 30,
                                                    ------------------
                                                    1999         1998
                                                    ----         ----
         Net sales                                  100%         100%
         Cost of sales                               68           71
                                                    ---          ---
         Gross margin                                32           29
         Research and development                    26           26
         Selling, general and administrative         16           16
                                                    ---          ---
         Income (loss) from operations              (10)         (13)
         Interest income, net                         2            2
                                                    ---          ---
         Income (loss) before income taxes           (8)         (11)
         Provision for income taxes                  --           --
                                                    ---          ---
         Net income (loss)                           (8)%        (11)%
                                                    ===          ===


Net Sales

         Net sales for the three months ended September 30, 1999 were $24.1 million, an increase of 1% over the $23.9 million reported in the three months ended September 30, 1998. Net sales for the three months ended September 30, 1999 increased $2.6 million, or 12%, from the $21.5 million reported in the three months ended June 30, 1999. The sales increase compared to the three months ended September 30, 1998 was due to an increase in unit shipments in 3D notebook products. Portable and desktop products accounted for 72% and 25%, respectively, of our sales for the three months ended September 30, 1999, and 45% and 49%, respectively, for the three months ended September 30, 1998.

         Sales to North American and European customers represented 4% of net sales in the three months ended September 30, 1999, a decrease from approximately 15% in the three months ended September 30, 1998. This decrease is primarily due to a decrease in OEM sales in North America and Europe. We expect Asian customers will continue to account for a significant portion of our sales. Sales to Asian customers, primarily in Japan, Taiwan, Hong Kong, and the Philippines, accounted for approximately 96% of net sales in the three months ended September 30, 1999, up from approximately 85% in the three months ended September 30, 1998. In the three months ended September 30, 1999, sales to two customers, Inno Micro and Toshiba accounted for 31%, and 17% of net sales, respectively. In the three months ended September 30, 1998, sales to three customers, Union Computer, Fujitsu, and Jaton Corporation, accounted for 16%, 15%, and 15% of net sales, respectively.

         We plan from time to time to introduce new and higher performance graphics controller, multimedia products, and non-PC graphics products which we will seek to sell to existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and in significant part upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place, or that we will experience success in the new product markets.

Gross Margin

          Gross margin increased to $7.6 million for the three months ended September 30, 1999, up from $7.0 million for the three months ended September 30, 1998. The gross margin as a percent of sales for the three month period ended September 30, 1999 increased to 32% of net sales as compared to 29% for the three months ended September 30, 1998. Gross margin for the three months ended September 30, 1999 was positively affected by higher sales of 3D notebook products which traditionally have been higher margin products.

         We believe that prices of semiconductor products will decline over time as availability and competition increase and advanced products are introduced. We expect to see continued competitive pressure on gross margins in the desktop and notebook business in the foreseeable future. We continue to maintain a strategy based on maintaining gross margins through the introduction of new products with higher margins, reducing manufacturing costs accomplished through our custom design methodology and the migrating to the newest process technology. As a result, we depend upon the success of new product development and the timely introduction of new products, as well as upon the achievement of our manufacturing cost reduction efforts. There can be no assurance that we can successfully or timely develop and introduce new products, that such products will gain market acceptance, or that we can continue to successfully reduce manufacturing costs.

Research and Development

         Research and development expenses for the three months ended September 30, 1999 increased to $6.3 million from $6.2 million for the September 30, 1998 three month period. As a percent of net sales, research and development expenses were unchanged at 26% for both the three months ended September 30, 1999 and for the three months ended September 30, 1998.

Selling, General and Administrative

          Selling, general and administrative expenses decreased to $3.7 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998. As a percent of net sales, selling, general and administrative expenditures remained unchanged at 16% for both the three months ended September 30, 1999, and the three months ended September 30, 1998. The decrease in selling, general and administrative expenditures in actual dollars is attributed primarily to our cost reduction programs. We will continue to monitor and control our selling, general and administrative expenses.

Interest Income, Net

         The amount of interest income earned by us varies directly with the amount of our cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income decreased to $430,000 in the three months ended September 30, 1999 from $515,000 in the same prior year period. The decrease from the three months ended September 30, 1998 is primarily the result of lower average cash levels invested by us.

Provision for Income Taxes

         Due to our current loss situation, no provision for U.S. taxes was taken for the three months ending September 30, 1999.

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

         We have a Year 2000 project designed to identify and assess the risks associated with our information systems, products, operations and infrastructure, and suppliers that are not Year 2000 compliant and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project is composed of four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and
(4) implementation and testing.

         Information systems. We are in the final implementation and testing phase of our information systems for Year 2000 compliance. This phase is expected to be completed by the end of November 1999.

         Products. We have assessed the capabilities of all of our products sold to customers. Based on the assessments made to date, year 2000 issues affect none of our products.

         Operations and Infrastructure. Office equipment and other items used in our operations and facilities are currently in the final implementation and testing phase for Year 2000 compliance. This phase is expected to be completed by the end of November 1999.

         Suppliers. We have evaluated our supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact our operations. We have contacted all of our suppliers to assess their Year 2000 readiness and will continue to monitor the progress of our key suppliers. We have assessed our key suppliers for Year 2000 readiness and we have not found any Year 2000 issues from suppliers which would adversely impact the Company's operations.

         General and Risk Factors. We believe that our greatest potential risks are associated with our information systems and systems embedded in our operations and infrastructure. We are in the final stages of implementation for all our information systems, operations and infrastructure, but cannot predict whether significant problems will be identified. We have not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, we are not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date are expected to be not less than $100,000.

         Most likely consequences of Year 2000 issues. We expect to identify and resolve all Year 2000 issues that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 issues affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply to numerous. In addition, no one can accurately predict how many Year 2000 issues related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible: - a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our

         - customers that will divert management's time and attention and financial and human resources from ordinary business activities;

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, our principal sources of liquidity included cash and cash equivalents of $31.8 million. In the three months ended September 30, 1999, $1.0 million of cash was used in operations, compared to the three months ended September 30, 1998 in which $4.6 million of cash was provided by operations. The decrease was mainly the result of unprofitable operations, an increase in inventories and other assets, offset in part by a decrease in accounts receivable for the three months ended September 30, 1999. Capital expenditures were $0.2 million for the three months ended September 30, 1999 compared to $.7 million for the three months ended September 30, 1998.

         In August 1995, we entered into a joint venture agreement with United Microelectronics Corporation (UMC) and other venture partners to establish a foundry, United Integrated Circuits Corporation (UICC). Under the agreement, we invested $49.3 million in the joint venture and the foundry guaranteed to Trident a certain percentage of the foundry's total wafer supply. On October 3, 1997, a fire at UICC's fabrication plant in Hsin Chu, Taiwan, completely destroyed its fabrication equipment. The fabrication plant and the destroyed equipment were insured. In June 1999 we announced that we had received confirmation from UMC that, subject to the approval of the UMC shareholders and the Taiwan government, the UICC joint venture will be consolidated with UMC by the end of 1999. We expect to receive approximately 46.5 million shares of UMC stock in the consolidation. These shares represent about 0.5% of the outstanding stock of UMC. As the consolidation is subject to UMC shareholder approval, no assurance can be given as to whether such shares will be received. We have not determined whether or when we will sell such shares and the shares may be subject to trading or other restrictions.

Following the consolidation, we will continue to have a guaranteed wafer supply from UMC approximately the same in quantity as we had with UICC. At September 30, 1999, we held a 7.25% equity ownership in UICC.

         Our investment in the UICC joint venture is intended to secure capacity so that we can meet expected increased demand, should it occur. However, there are certain risks associated with the transaction including our ability, together with our partners, to fully utilize the capacity of UICC. We will continue to consider transactions to secure additional foundry capacity as circumstances warrant.

         The agreement with UMC has utilized a significant amount of our available funds; however, we believe our current resources are sufficient to meet its needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

         In April, 1998, our Board of Directors approved a $20 million stock repurchase program over the next twelve months. During fiscal year 1999, 161,000 shares of common stock were repurchased for $0.9 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. During fiscal year 1997, we repurchased 100,000 shares of common stock for $1.1 million. Our cash reserves may decline as a result of our future use, if any, of the repurchase program.

Factors That May Affect Our Results

LOSS IN FISCAL YEAR 1999

         We have experienced operating losses for the fiscal year ending June 30, 1999, and the three months ending September 30, 1999. Future performance will substantially depend upon numerous factors, such as:

         - timely introducing new products and product enhancements to the marketplace;

         - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

         -  fluctuating price levels for our products; and

         -  additional needed funding of research and development.

         - management's ability to bring operating expenses in line with revenues

         Trident's management is diligently trying to expedite new product launching and to control operating expenses to enable Trident to achieve profitability. However, there is no guarantee that management's efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place and the company's need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

FLUCTUATIONS IN QUARTERLY RESULTS

         We plan to control our operating expenses related to any expansion of our sales and marketing activities, broadening of our customer support capabilities, developing new distribution channels, and any increase in our research and development capabilities. However, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

         -  fluctuations in demand for our products, including seasonality;

         - unexpected product returns or the cancellation or rescheduling of significant orders;

         - our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

         -  new product introductions by our competitors;

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

RELIANCE ON FEW KEY ACCOUNTS

         To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. If any of our large distributors or customers stops or delays purchases, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our portable products and the length of our sales cycles.

         Our Original Equipment Manufacturer (OEM) customers seldom release quarterly purchase orders and six-month rolling forecast. In addition our financial performance depends on large orders from a few key distributors and other significant customers, we do not have binding long term commitments from any of them. For example:

         - our OEM customers can stop purchasing and our distributors can stop marketing our products with thirty days notice;

         - our distributor agreements generally are not exclusive and the distributors have no obligation to renew agreements; and

         - our distributor agreements generally do not require minimum purchases.

         We have established a reserve program, which, under specified conditions, enables distributors to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Actual returns could differ from our estimates.

RELIANCE ON INTERNATIONAL SALES

         Because our distributors sell our products worldwide, changes in the global graphics marketplace, such as the shift in market share from Asian clone makers to leading North American PC systems manufacturers, have affected and will continue to affect our operating results. Although our revenues have historically been generated primarily from Asian customers, particularly those of Taiwan, Hong Kong, and Japan, we will continue to exert significant effort to establish a meaningful revenue base among the leading North American OEMs. Our ability to grow will depend in part on this expansion in North America but will continue to be heavily based on international sales and operations which have and are expected to constitute a significant portion of our sales. The failure of our distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

         -  potentially longer accounts receivable collection cycles;

         -  import or export licensing requirements;

         -  potential adverse tax consequences; and

         -  unexpected changes in regulatory requirements.

Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS

         The graphics controller industry as a result of intense competition has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of desktop computers will decrease in the future, while the cost of embedded DRAM for portable computers may increase, in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results.

         The market for graphics controllers is intensely competitive. Many of our current competitors in both graphics and audio have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and future profitability could be materially adversely affected.

VULNERABLE TO UNDETECTED PRODUCT PROBLEMS

         Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. We have experienced such errors in the past, and we can't rule out that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

         In part due to pricing and other pressures in the PC graphics market and in the desktop market in particular, we are developing products for introduction in non-PC markets. However, there can be no assurance that we will be successful in eliminating undetected defects in these new products which may or may not be material.

DEPENDANCE ON INDEPENDENT FOUNDRIES

         If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

         We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products on a long term fixed price base, however, due to the company's investment in one leading foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

         We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. Such delays often force us to purchase at a higher per unit product cost from other foundries or to pay expediting charges so that we can obtain the required supply in a timely manner. We may in the future experience delays in shipments from foundries or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

UNSTABLE STOCK PRICE

         The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by Trident or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks of high-technology companies, could cause the price of Trident's stock to fluctuate from time to time.

         We expect to receive approximately 46.5 million shares of UMC stock in exchange for our shares of UICC by the end of 1999. This exchange may provide us with a significantly improved balance sheet and additional capital but a portion of these shares may be subject to certain resale restrictions and have a fair market value that fluctuates time to time. We have not received the UMC shares nor have we determined whether or when we will sell the UMC shares or the sales price if the sale occurs.

UNCERTAIN YEAR 2000 IMPACT

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. On March 25, 1999 NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed. That motion has not been ruled on. The case is currently set for trial on June 19, 2000.

         In 1998 and 1999 Trident Microsystems, Inc. and VIA Technologies, Inc. entered into written agreements for the joint development of integrated 3D graphics and core logic devices for notebook and desktop personal computers. On July 22, 1999, Trident Microsystems, Inc. and Trident Technologies, Inc. filed a lawsuit against VIA Technologies, Inc., among other defendants, in the United States District Court for the Northern District of California. On July 30, 1999, Trident filed a first amended complaint alleging patent infringement, copyright infringement, breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, rescission and unfair competition. Trident's complaint requests actual damages sustained by Trident, which are yet to be determined, as well as $200,000,000 in punitive damages. On August 23, 1999, VIA Technologies, Inc. filed an answer and counterclaim against Trident Microsystems, Inc., Trident Technologies, Inc. and Frank Lin seeking a declaratory judgment on Trident's patent and copyright infringement claims, damages for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, misappropriation of trade secrets and unfair competition.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

         Not applicable

ITEM 5:  OTHER INFORMATION

         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit      Description
       -------      -----------
       3.1          Restated Certificate of Incorporation.(1)
       3.2          Bylaws of Trident Delaware Corporation, a Delaware
                    corporation.(2)
       4.1          Reference is made to Exhibits 3.1 and 3.2.
       4.2          Specimen Common Stock Certificate.(2)
       4.3          Form of Rights Agreement between the Company and
                    ChaseMellon Shareholder Services, LLC, as Rights Agent
                    (including as Exhibit A the form of Certificates of
                    Designation, Preferences and Rights of the Terms of the
                    Series A Preferred Stock, as Exhibit B the form of Right
                    Certificate, and as Exhibit C the Summary of Terms of Rights
                    Agreement).(3)
       10.5(*)      1990 Stock Option Plan, together with forms of Incentive
                    Stock Option Agreement and Non-statutory Stock Option
                    Agreement.
       10.6(*)      Form of the Company's Employee Stock Purchase Plan.(2)
       10.7(*)      Summary description of the Company's Fiscal 1992 Bonus
                    Plan.(2)
       10.8(*)      Form of the Company's Fiscal 1993 Bonus Plan.(2)
       10.9(*)      Summary description of the Company's 401(k) plan.(2)
       10.10(*)     Form of Indemnity Agreement for officers, directors and
                    agents.(2)
       10.12(*)     Form of Non-statutory Stock Option Agreement between the
                    Company and Frank C. Lin.(4)
       10.13(*)     Form of 1992 Stock Option Plan amending and restating the
                    1990 Stock Option Plan included as Exhibit 10.5.(2)
       10.14        Sublease Agreement dated November 23, 1998 between the
                    Company and Applied Materials, Inc. for the Company's
                    principal offices located at 2450 Walsh Avenue, Santa Clara,
                    California.(4)
       10.16        Foundry Venture Agreement dated August 18, 1995 by and
                    between the Company and United Microelectronics
                    Corporation.(5)(8)
       10.17(*)     Form of 1998 Stock Option Plan which replaces the 1992 Stock
                    Option Plan.(6)
       27.1         Financial Data Schedule (EDGAR version only)(7)

----------------------

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

(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 12, 1999 on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
---------------------------------------------
(Registrant)



/s/  Frank C. Lin
---------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)



/s/  Peter Jen
---------------------------------------------
(Peter Jen)
Senior Vice President, Asia Operations and
Chief Accounting Officer (Principal Financial
and Accounting Officer)

                                LIST OF EXHIBITS

       Exhibit      Description
       -------      -----------
       27.1         Financial Data Schedule (EDGAR version only)(7)