Form 10-Q
period 1999-12-31
TRIDENT MICROSYSTEMS INC
filed 2000-02-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                    FORM 10-Q


(Mark one)

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       or

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from               to
                                      ---------------  ---------------

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              77-0156584
     --------------------------------      ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer identification No.)
      incorporation or organization)

               2450 Walsh Ave. Santa Clara, California 95051-1303
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (408) 496-1085
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 1999 was 13,428,451.

              This document (including exhibits) contains 20 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                     Page
                                                                                                     ----
                                         PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - December 31, 1999 (Unaudited) and
        June 30, 1999                                                                                        3

        Condensed Consolidated Statement of Operations for the Three Months and Six Months
        Ended December 31, 1999 and 1998 (Unaudited)                                                         4

        Condensed Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 1999 and 1998 (Unaudited)                                                         5

        Notes to the Condensed Consolidated Financial Statements (Unaudited)                                 6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                            9

Item 3: Quantitative and Qualitative Disclosures About Market Risk                              Not Applicable

                                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                                   17

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

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                     ASSETS
                                   (Unaudited)

                                                              December 31,       June 30,
                                                                  1999            1999
                                                              ------------    -----------
Current assets:
    Cash, cash equivalents                                     $  35,972       $  32,469
    Accounts receivable, net                                      12,138          11,029
    Inventories                                                    5,854           4,681
    Prepaid expenses and other assets                              2,082           4,416
                                                               ---------       ---------
        Total current assets                                      56,046          52,595

 Property and equipment, net                                       4,288           6,113
 Investment in joint venture                                      49,289          49,289
 Other assets                                                      4,764           2,913
                                                               ---------       ---------
        Total assets                                           $ 114,387       $ 110,910
                                                               =========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   7,723       $   6,267
    Accrued expenses and other liabilities                         9,046           7,153
    Current portion of obligation under capital lease                192             384
    Income taxes payable                                           1,293           1,293
                                                               ---------       ---------
        Total current liabilities                                 18,254          15,097
    Deferred income taxes                                          2,350           2,350
    Obligations under capital lease                                   64              82
                                                               ---------       ---------
        Total liabilities                                         20,668          17,529
                                                               ---------       ---------

 Stockholders' equity:
    Common stock and additional paid-in capital                   48,640          46,977
    Retained earnings                                             49,204          50,529
    Treasury stock, at cost                                       (4,125)         (4,125)
                                                               ---------       ---------
        Total stockholders' equity                                93,719          93,381
                                                               ---------       ---------
        Total liabilities and stockholders' equity             $ 114,387       $ 110,910
                                                               =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In Thousands, Except Per Share Data, Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                      December 31,                  December 31,
                                                ----------------------       -----------------------
                                                  1999          1998           1999           1998
                                                --------      --------       --------       --------
NET SALES                                       $ 34,811      $ 20,652       $ 58,889       $ 44,528

Cost of sales                                     23,924        12,596         40,379         29,514
                                                --------      --------       --------       --------
Gross margin                                      10,887         8,056         18,510         15,014

Research and development expenses                  6,697         6,604         13,034         12,830

Sales, general and administrative expenses         4,117         3,774          7,852          7,701
                                                --------      --------       --------       --------
Income (loss) from operations                         73        (2,322)        (2,376)        (5,517)

Interest income, net                                 620           565          1,051          1,080
                                                --------      --------       --------       --------
Income (loss) before income taxes                    693        (1,757)        (1,325)        (4,437)

Provision for income taxes                            --            --             --             29
                                                --------      --------       --------       --------
Net income (loss)                               $    693      $ (1,757)      $ (1,325)      $ (4,466)
                                                ========      ========       ========       ========
Basic earnings (loss) per share                 $   0.05      $  (0.14)      $  (0.10)      $  (0.35)
                                                ========      ========       ========       ========
Shares used in computing
per share amounts                                 13,333        12,972         13,247         12,943
                                                ========      ========       ========       ========
Diluted earnings (loss) per share               $   0.05      $  (0.14)      $  (0.10)      $  (0.35)
                                                ========      ========       ========       ========
Shares used in computing diluted
per share amounts                                 15,265        12,972         13,247         12,943
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

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                  December 31,
                                                                            -----------------------
                                                                              1999           1998
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $ (1,325)      $ (4,466)
     Adjustments to reconcile net income to cash provided
            by operating activities:
            Depreciation and amortization                                      1,888          1,954
            Provision for doubtful accounts and sales returns                   (524)           154
            Changes in assets & liabilities:
                Accounts receivable                                             (585)          (375)
                Inventories                                                   (1,173)         4,929
                Prepaid expenses and other current assets                      2,334           (375)
                Other assets                                                  (1,851)            10
                Accounts payable                                               1,456          1,769
                Accrued expenses and other liabilities                         1,893         (1,078)
                Income tax payable                                                --            437
                                                                            --------       --------
                   Net cash provided by (used in) operating activities         2,113          2,959
                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments, net                               --         (7,891)
     Purchase of property and equipment                                          (63)        (1,642)
                                                                            --------       --------
                   Net cash provided by (used in) investing activities           (63)        (9,533)
                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                  1,663            566
     Repayment of capital leases                                                (210)          (181)
     Purchase of treasury stock                                                   --           (297)
                                                                            --------       --------
                   Net cash provided by financing activities                   1,453             88
                                                                            --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,503         (6,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              32,469         22,916
                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 35,972       $ 16,430
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

NOTE 3 INVENTORIES

         Inventories consisted of the following (in thousands):

                    December 31, 1999       June 30, 1999
                    -----------------       -------------
Work in process          $  944                 $  850
Finished goods            4,910                  3,831
                         ------                 ------
                         $5,854                 $4,681
                         ======                 ======

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                              Three Months Ended            Six Months Ended
                                                 December 31,                  December 31,
                                            ----------------------       -----------------------
(in thousands, except per share data)         1999          1998           1999           1998
                                            --------      --------       --------       --------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                              $    693      $ (1,757)      $ (1,325)      $ (4,466)
                                            ========      ========       ========       ========
Weighted average common shares                13,333        12,972         13,247         12,943
                                            ========      ========       ========       ========
Basic net income (loss) per share           $   0.05      $  (0.14)      $  (0.10)      $  (0.35)
                                            ========      ========       ========       ========
DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                              $    693      $ (1,757)      $ (1,325)      $ (4,466)
                                            ========      ========       ========       ========
Weighted average common shares                13,333        12,972         13,247         12,943
Dilutive common stock equivalents              1,932            --             --             --
                                            --------      --------       --------       --------
Weighted average common shares
  and equivalents                             15,265        12,972         13,247         12,943
                                            ========      ========       ========       ========
Diluted net income (loss) per share         $   0.05      $  (0.14)      $  (0.10)      $  (0.35)
                                            ========      ========       ========       ========

NOTE 5 LITIGATION

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit against the Company. The Company believes it has meritorious defenses against NeoMagic's action and intends to defend itself vigorously. On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, recission and unfair competition, patent infringement and copyright infringement. In response to the Company's lawsuit, VIA filed a counter lawsuit against the Company. The Company believes it has a valid basis for action against VIA and defenses against the counterclaims by VIA. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of these litigations.

NOTE 6 GAIN RELATED TO UICC INVESTMENT

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000 United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we will report a pretax gain of $117 million as other income in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and six months ended December 31, 1999 and 1998:

                                         Three Months Ended       Six Months Ended
                                            December 31,             December 31,
                                         ------------------      -------------------
                                         1999          1998      1999           1998
                                         ----          ----      ----           ----
Net sales                                 100%          100%      100%           100%
Cost of sales                              69            61        69             66
                                         ----          ----      ----           ----
Gross margin                               31            39        31             34
Research and development                   19            32        22             29
Selling, general and administrative        12            18        13             17
                                         ----          ----      ----           ----
Income (loss) from operations              --           (11)       (4)           (12)
Interest income, net                        2             3         2              2
                                         ----          ----      ----           ----
Income (loss) before income taxes           2            (8)       (2)           (10)
Provision for income taxes                 --            --        --             --
                                         ----          ----      ----           ----
Net income (loss)                           2%           (8)%      (2)%          (10)%
                                         ====          ====      ====           ====
Net Sales

        Net sales for the three months ended December 31, 1999 were $34.8 million, an increase of 69% over the $20.7 million reported in the three months ended December 31, 1998, and increased $10.7 million, or 45% from the $24.1 million reported in the three months ended September 30, 1999. Net sales for the six months ended December 31, 1999 were $58.9 million, an increase of 32% from the $44.5 million reported in the six months ended December 31, 1998. The sales increase from the three months ended December 31, 1998, September 30, 1999, and six months ended December 31, 1998, was predominantly due to increased sales of 3D portable products. Portable and desktop products accounted for 76% and 22% of net sales, respectively, in the three months ended December 31, 1999, and 46% and 51% of net sales, respectively, for the three months ended December 31, 1998. In the six months ended December 31, 1999 portable and desktop products accounted for 74% and 23% of net sales, respectively, and in the six months ended December 31, 1998, and 48% and 48% of net sales, respectively.

        Sales to Asian customers, primarily in Taiwan, Japan, and the Philippines, accounted for almost all of our net sales in the three months ended December 31, 1999, up from approximately 80% in the three months ended December 31, 1998. Sales to Asian customers, primarily in Taiwan, Japan, the Philippines, and Hong Kong, accounted for 98% of net sales in the six months ended December 31, 1999, up from 80% of net sales in the six months ended December 31, 1998. We expect Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 0.4% of net sales in the three months ended December 31, 1999, a decrease from approximately 20% in the three months ended December 31, 1998. Sales to North American and European customers represented 2% of net sales in the six months ended December 31, 1999, a decrease from approximately 20% in the six months ended December 31, 1998. This decrease is primarily due to a decrease in OEM sales in North America and Europe. In the three months ended December 31, 1999, sales to four customers, Arima, Inno Micro, Toshiba and Fujitsu accounted for 21%, 16%, 13%, and 11% of net sales, respectively. In the three months ended December 31, 1998 sales to one customer Fujitsu, accounted for 15% of net sales. In the six months ended December 31, 1999 sales to three customers Inno Micro, Toshiba, and Arima accounted for 22%, 15%, and 14% of net sales, respectively. In the six months ended December 31, 1998, sales to three customers, Union Computer, Fujitsu, and Jaton Corporation, accounted for 15%, 13%, and 11% of net sales, respectively.

        We plan from time to time to introduce new and higher performance graphics controller, multimedia products, and non-PC graphics products which we will seek to sell to existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area including digital TV applications. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and in significant part upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if regularly and timely developed and shipped, there can be no assurance that the products described above will be well accepted in the market place, or that we will experience success in the new product markets.

Gross Margin

        Gross margin increased to $10.9 million for the three months ended December 31, 1999, up from $8.1 million in the three months ended December 31, 1998. The increase was primarily the result of higher sales volume in 3D portable products. The gross margin as a percentage of net sales for the three months ended December 31, 1999, decreased to 31% of net sales as compared to 39% for the three months ended December 31, 1998. The decrease in gross margin as a percentage of sales can be primarily attributed to lower product cost in the three months ended December 31, 1998, changes in product mix, and the recording, during the three months ended December 31, 1998, of certain non-recurring items such as reversal of forfeited price rebate accruals and sales of certain products previously reserved. Gross margin increased to $18.5 million for the six months ended December 31, 1999, up from $15.0 million in the six months ended December 31, 1998. The gross margin as a percentage of net sales for the six months period ended December 31, 1999, decreased to 31% of net sales as compared to 34% for the six months ended December 31, 1998. The six month decrease was primarily a result of lower product cost in the six months ended December 31, 1998, changes in product mix, and the recording of certain non-recurring items such as reversal of forfeited price rebate accruals and sales of certain products previously reserved during the three months ended December 31, 1998.

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

Research and Development

        Research and development expenses for the three months ended December 31, 1999 increased to $6.7 million from $6.6 million for the December 31, 1998 three month period. As a percent of net sales, research and development expenses decreased to 19% for the three months ended December 31, 1999 from 32% of net sales for the three months ended December 31, 1998. Research and development expenses for the six months ended December 31, 1999 increased to $13.0 million from $12.8 million for the December 31, 1998 six month period. As a percent of net sales, research and development expenses decreased to 22% for the six months ended December 31, 1999 from 29% of net sales for the six months ended December 31, 1998. The increase in research and development expenses in actual dollars for both the three and six months ended December 31, 1999 from December 31, 1998 can be attributed primarily to an increase in research and development workforce and non-recurring engineering charges.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $4.1 million in the three months ended December 31, 1999 from $3.8 million in the three months ended December 31, 1998. As a percent of net sales, selling, general and administrative expenditures decreased to 12% of net sales for the three months ended December 31, 1999 from 18% of net sales in the three months ended December 31, 1998. The increase in selling, general and administrative expenditures in actual dollars is attributed primarily to the incurrence of legal expenses for both the three and six month periods ending December 31, 1999. The Company will continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of our cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income increased to $620,000 in the three months ended December 31, 1999 from $565,000 in the same prior year period as a result of the booking of interest on the Federal Tax refund received during the three months ended December 31, 1999. Interest income decreased to $1,051,000 in the six months ended December 31, 1999 from $1,080,000 in the same prior year period. The decrease from the six months ended December 31, 1998 is primarily the result of lower average cash levels invested during the six months ended December 31, 1999.

Provision for Income Taxes

        Due to our current loss situation, no provision for U.S. taxes was taken for the three months and six months ended December 31, 1999.

Year 2000

        We believe that we have successfully rendered our products, internal management and other administrative systems and external information systems year 2000 compliant. In addition, we surveyed the vendors of the third-party technologies we incorporate into our products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and we have received no reports of any year 2000 compliance problems with our products and services. We are continuing to monitor third-party vendors of incorporated technologies for additional recommended year 2000 upgrades, which we will apply as soon as they become available. To date, the total cost of our efforts to address year 2000 compliance has not been material.

        Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business. We expect that the cost to fix any year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, our principal sources of liquidity included cash and cash equivalents of $36.0 million. In the six months ended December 31, 1999, $2.1 million of cash was used in operations, compared to the six months ended December 31, 1998 in which $3.0 million of cash was provided by operations. The decrease was mainly the result of unprofitable operations, an increase in inventories and other assets, offset in part by a decrease in prepaid expenses and an increase in accounts payable and accrued expenses and other liabilities for the six months ended December 31, 1999. Capital expenditures were $0.1 million for the six months ended December 31, 1999 compared to $1.6 million for the six months ended December 31, 1998.

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000 United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we will report a pretax gain of $117 million as other income in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. At such time as we choose to sell any UMC shares it is likely the amount of any gain will have changed. As of today, a portion of the UMC shares received by us as a result of the merger may now be sold at our discretion, however, in order to preserve the 12.5% wafer capacity guarantee there are certain limitations on our ability to sell the shares.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        In April, 1998, our Board of Directors approved a $20 million stock repurchase program over a twelve month period. During fiscal year 1999, 161,000 shares of common stock were repurchased for $0.9 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. During fiscal year 1997, we repurchased 100,000 shares of common stock for $1.1 million.

        In October, 1999, our Board of Directors authorized the President and the officers of the Company a one year budget of $20,000,000 to make investments, with no more that $3,000,000 in any one company or technology. Investments can be made within this authorization without further approval by the Board, on terms and agreements as the officers consider appropriate, with the President of the Company to report at each Board meeting on such activities.

Factors That May Affect Our Results

LOSS IN FISCAL YEAR 1999

        We have experienced operating losses for the fiscal year ending June 30, 1999, and the six months ending December 31, 1999. Future performance will substantially depend upon numerous factors, such as:

        - timely introducing new products and product enhancements to the marketplace;

        - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

        -   fluctuating price levels for our products;

        - availability of additional funding needed for research and development; and

        - management's ability to bring operating expenses in line with revenues

        Trident's management is trying to expedite new product launching and to control operating expenses to enable Trident to continue the profitability achieved in the three months ended December 31, 1999. However, there is no guarantee that management's efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place and the company's need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

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

RELIANCE ON INTERNATIONAL SALES

    Because our distributors sell our products worldwide, changes in the global graphics marketplace, such as the shift in market share from Asian clone makers to leading North American PC systems manufacturers, have affected and will continue to affect our operating results. Although our revenues have historically been generated primarily from Asian customers, particularly those of Taiwan, Hong Kong, and Japan, we will continue to exert efforts to expand our revenue base among the leading North American OEMs. Our ability to grow will depend in part on this expansion in North America but will continue to be heavily based on international sales and operations which have and are expected to constitute a significant portion of our sales. The failure of our distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS

        The graphics controller industry in the sub-$1,000 PC segment has experienced reduced margins due to a number of factors including: competitive pricing pressures, increasing wafer cost and rapid technological change. We anticipated that the discrete graphics controller demand from sub-$1,000 PC's will decrease in the future, while the demand for integrated graphics controllers will increase. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors which could have a materially adverse affect on our revenue and future profitability.

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

        We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products on a long term fixed price base, however, due to the company's investment in one foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

        We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. Such delays often result in purchasing at a higher per unit product cost from other foundries or the payment of expediting charges so that we can obtain the required supply in a timely manner. We may in the future experience delays in shipments from foundries or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

UNSTABLE STOCK PRICE

        The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by Trident or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stock in high-technology companies in particular, could cause the price of Trident's stock to fluctuate from time to time.

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000 United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we will report a pretax gain of $117 million as other income in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999 the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. On March 25, 1999 NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed. That motion has not been ruled on. The case is currently set for trial in August, 2000 in Delaware.

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

        Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4: SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

        Not applicable

ITEM 5: OTHER INFORMATION

        Charles A. Dickinson, Board of Director since 1993, did not stand for re-election to our Board during the December 23, 1999 annual meeting of stockholders.

        On November 19, 1999, the Board of Directors of Trident Microsystems adopted an amendment to the Company's Bylaws to clarify the timing of a special meeting of stockholders after a request for such a meeting from a greater than ten percent stockholder ("Bylaws Amendment"). The new special meeting provision sets a minimum of 120 days and a maximum of 130 days as the time frame pursuant to which the Company establishes the date of a special meeting after a request from a greater than ten percent stockholder.

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

 27.1         Financial Data Schedule (EDGAR version only)(7)

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

(b) Reports on Form 8-K

        We filed a report on Form 8-K on November 19, 1999 relating to an amendment of our bylaws regarding "special meeting of stockholders," as described in Other Information, page 18.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 14, 2000 on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/  Frank C. Lin
-----------------------------------------------
Frank C. Lin
President, Chief Executive Officer
  and Chairman of the Board
  (Principal Executive Officer)


/s/  Peter Jen
-----------------------------------------------
(Peter Jen)
Senior Vice President, Asia Operations
  and Chief Accounting Officer
  (Principal Financial and Accounting Officer)