Form 10-Q
period 2000-03-31
TRIDENT MICROSYSTEMS INC
filed 2000-05-12
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to ____________

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

                               Yes [X]    No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 2000 was 13,812,301.

             This document (including exhibits) contains 22 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                              Page
                                                                                                              ----
                                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

         Condensed Consolidated Balance Sheet - March 31, 2000 (Unaudited) and
             June 30, 1999                                                                                      3

         Condensed Consolidated Statement of Operations for the Three Months and Nine Months
             Ended March 31, 2000 and 1999 (Unaudited)                                                          4

         Condensed Consolidated Statement of Cash Flows for the Nine Months
             Ended March 31, 2000 and 1999 (Unaudited)                                                          5

         Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                             9

Item 3: Quantitative and Qualitative Disclosures About Market Risk                                 Not Applicable

                                            PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                                      18

Item 2: Changes in Securities                                                                      Not Applicable

Item 3: Defaults upon Senior Securities                                                            Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                                          Not Applicable

Item 5: Other Information                                                                                      20

Item 6: Exhibits and Reports on Form 8-K                                                                       21

Signatures                                                                                                     22

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS


                                                            March 31,        June 30,
                                                              2000            1999
                                                            ---------       ---------
 Current assets:
     Cash, cash equivalents                                 $  36,632       $  32,469
     Short-term investments                                   117,830              --
     Accounts receivable, net                                  10,047          11,029
     Inventories                                                8,199           4,681
     Prepaid expenses and other assets                          2,105           4,416
                                                            ---------       ---------
         Total current assets                                 174,813          52,595
                                                            =========       =========
  Property and equipment, net                                   4,239           6,113
  Long-term investment                                         57,658          49,289
  Other assets                                                  4,046           2,913
                                                            ---------       ---------
         Total assets                                       $ 240,756       $ 110,910
                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                       $   6,326       $   6,267
     Accrued expenses and other liabilities                    12,318           7,153
     Current portion of obligation under capital lease             91             384
     Income taxes payable                                      50,972           1,293
                                                            ---------       ---------
         Total current liabilities                             69,707          15,097
     Deferred income taxes                                      2,350           2,350
     Obligations under capital lease                               55              82
     Minority interest in subsidiary                              726              --
                                                            ---------       ---------
         Total liabilities                                     72,838          17,529

  Stockholders' equity:
     Common stock and additional paid-in capital               49,936          46,977
     Retained earnings                                        116,690          50,529
     Accumulated other comprehensive: gain                      5,417              --
     Treasury stock, at cost                                   (4,125)         (4,125)
                                                            ---------       ---------
         Total stockholders' equity                           167,918          93,381
                                                            ---------       ---------
         Total liabilities and stockholders' equity         $ 240,756       $ 110,910
                                                            =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                                ------------------------       ------------------------
                                                  2000            1999            2000           1999
                                                ---------       --------       ---------       --------
Net sales                                       $  32,144       $ 23,253       $  91,033       $ 67,781

Cost of sales                                      22,867         16,126          63,246         45,640
                                                ---------       --------       ---------       --------

Gross profit                                        9,277          7,127          27,787         22,141

Research and development expenses                   6,927          7,244          19,960         20,074

Sales, general and administrative expenses          4,406          4,142          12,258         11,872
                                                ---------       --------       ---------       --------

Income (loss) from operations                      (2,056)        (4,259)         (4,431)        (9,805)

Gain on investments, net                          115,135             --         115,135             --

Interest income, net                                  475            472           1,529          1,552
                                                ---------       --------       ---------       --------

Income (loss) before income taxes                 113,554         (3,787)        112,233         (8,253)

Provision for income taxes                         46,068             --          46,072             --
                                                ---------       --------       ---------       --------

Net income (loss)                               $  67,486       $ (3,787)      $  66,161       $ (8,253)
                                                =========       ========       =========       ========

Basic earnings (loss) per share                 $    4.94       $  (0.29)      $    4.94       $  (0.64)
                                                =========       ========       =========       ========

Shares used in computing
per share amounts                                  13,669         12,998          13,386         12,961
                                                =========       ========       =========       ========

Diluted earnings (loss) per share               $    4.28       $  (0.29)      $    4.29       $  (0.64)
                                                =========       ========       =========       ========
Shares used in computing diluted
per share amounts                                  15,782         12,998          15,438         12,961
                                                =========       ========       =========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               2000            1999
                                                                             ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $  66,161       $ (8,253)
     Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                                       2,606          3,119
             Provision for doubtful accounts and sales returns                   1,602            126
             Non-cash gain on investments                                     (115,135)            --
             Changes in assets & liabilities:
                Accounts receivable                                               (620)        (4,000)
                Inventories                                                     (3,518)         6,309
                Prepaid expenses and other current assets                        2,312           (150)
                Other assets                                                       513            (73)
                Accounts payable                                                    59          2,537
                Accrued expenses and other liabilities                           5,164            117
                Income taxes payable                                            46,072            437
                                                                             ---------       --------
                    Net cash provided by (used in) operating activities          5,216            169
                                                                             ---------       --------
CASH FLOWS FROM INVESTING  ACTIVITIES:
     Sale (purchase) of short-term investments, net                                 --          7,831
     Purchases of investments                                                   (3,646)
     Purchase of property and equipment                                           (772)        (1,784)
                                                                             ---------       --------
                    Net cash provided by (used in) investing activities         (4,418)         6,047
                                                                             ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                    2,959            566
     Repayment of capital leases                                                  (320)          (275)
     Minority interest in subsidiary                                               726             --
     Purchase of treasury stock                                                     --           (302)
                                                                             ---------       --------
                    Net cash provided by financing activities                    3,365            (11)
                                                                             ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,163          6,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                32,469         22,916
                                                                             ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  36,632       $ 29,121
                                                                             =========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

        In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 3 INVENTORIES

        Inventories consisted of the following (in thousands):

                                   March 31, 2000      June 30, 1999
                                   --------------      -------------
          Work in process              $  933             $  850
          Finished goods                7,266              3,831
                                       ------             ------
                                       $8,199             $4,681
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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                             Three Months Ended           Nine Months Ended
                                                  March 31,                  March 31,
                                            ---------------------       ---------------------
(in thousands, except per share data)        2000          1999          2000         1999
                                            -------      --------       -------      --------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                              $67,486      $ (3,787)      $66,161      $ (8,253)
                                            =======      ========       =======      ========
Weighted average common shares               13,669        12,998        13,386        12,961
                                            =======      ========       =======      ========
Basic net income (loss) per share           $  4.94      $  (0.29)      $  4.94      $  (0.64)
                                            =======      ========       =======      ========
DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                              $67,486      $ (3,787)      $66,161      $ (8,253)
                                            =======      ========       =======      ========
Weighted average common shares               13,669        12,998        13,386        12,961
Dilutive common stock equivalents             2,113            --         2,052            --
                                            -------      --------       -------      --------
Weighted average common shares
  and equivalents                            15,782        12,998        15,438        12,961
                                            =======      ========       =======      ========
Diluted net income (loss) per share         $  4.28      $  (0.29)      $  4.29      $  (0.64)
                                            =======      ========       =======      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 5 LITIGATION

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit against the Company. We believe we have meritorious defenses against NeoMagic's action and we intend to defend ourselves vigorously. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        On July 22, 1999, we filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, recission and unfair competition, patent infringement and copyright infringement. In response to our lawsuit, VIA filed a counter lawsuit against us. On April 19, 2000, VIA Technologies, Inc. and Trident Microsystems, Inc. announced that they have agreed to resolve all pending lawsuits. Under the terms of the agreement, we will receive USD $10.17 million payable in two installments from VIA for a desktop software driver license fee, contingent on the dismissal of all pending lawsuits in the US and Taiwan, which is not in complete control of Trident and VIA. The first installment of $6.17 million will be paid seven days after the dismissal of the Lawsuit and the Taiwan Action. The second installment of $4.0 million will be paid ninety days after the first installment. The agreement also continues the right of each party to distribute a jointly developed product with Trident retaining the exclusive right to distribute products in the notebook market and VIA having the exclusive right to distribute products in the desktop market. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.


NOTE 6 GAIN ON INVESTMENTS

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as "other income" in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, pending approval of government authorities. During the quarter ended March 31, 2000, an investment in Rise Technology in the amount of $2 million was deemed unrecoverable by our management and written off. Therefore, net gain on investments for the nine months ended March 31, 2000, equals $115 million.

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on our short-term investments are to be reported as a separate adjustment to equity. "Accumulated other comprehensive income" on our UMC investment for the three months ended March 31, 2000, was an unrealized gain of $5.4 million. "Other comprehensive income" on our UMC investment will be recomputed quarterly, and will fluctuate with market and industry conditions, and therefore could result in material losses or gains in any quarter.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three and nine months ended March 31, 2000 and 1999:

                                         Three Months Ended      Nine Months Ended
                                              March 31,               March 31,
                                         ------------------      -----------------
                                          2000        1999        2000        1999
                                          ----        ----        ----        ----
Net sales                                 100%        100%        100%        100%
Cost of sales                              71          69          69          67
                                          ---         ---         ---         ---
Gross margin                               29          31          31          33
Research and development                   21          31          22          30
Selling, general and administrative        14          18          14          18
                                          ---         ---         ---         ---
Income (loss) from operations              (6)        (18)         (5)        (15)
Other income                              358          --         127          --
Interest income, net                        1           2           2           2
                                          ---         ---         ---         ---
Income (loss) before income taxes         353         (16)        124         (13)
Provision for income taxes                143          --          51          --
                                          ---         ---         ---         ---
Net income (loss)                         210%        (16)%        73%        (13)%
                                          ---         ---         ---         ---

Net Sales

        Net sales for the three months ended March 31, 2000 were $32.1 million, an increase of 38% over the $23.3 million reported in the three months ended March 31, 1999. Net sales for the nine months ended March 31, 2000 were $91.0 million, an increase of 34% from the $67.8 million reported in the nine months ended March 31, 1999. The sales increase from the three months ended March 31, 1999 and nine months ended March 31, 1999 was predominantly due to increased sales of 3D portable products. Portable and desktop products accounted for 83% and 15% of net sales, respectively, in the three months ended March 31, 2000, and 65% and 31% of net sales, respectively, for the three months ended March 31, 1999. In the nine months ended March 31, 2000, portable and desktop products accounted for 77% and 20% of net sales, respectively. In the nine months ended March 31, 1999, portable and desktop products accounted for 54% and 42% of net sales, respectively. Net sales during the three month period ended, and nine months period ended were also, negatively impacted by a dispute with VIA which prevented us from recording income that we believe we were entitled and by an inability to begin volume production of certain product developments. The dispute with VIA has been resolved and will result in a one time gain for the settlement in the June quarter. The foundry responsible for production of a key product has now commenced production, however, we can not be certain that such product will result in significant sales.

        Sales to Asian customers, primarily in Taiwan, Japan, and Hong Kong, accounted for almost all of our net sales in the three and nine months ended March 31, 2000, up from approximately 64% and 75% in the three months ended March 31, 1999, and nine months ended March 31, 1999, respectively. We expect


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 0.5% of net sales in the three months ended March 31, 2000, a decrease from approximately 36% in the three months ended March 31, 1999. Sales to North American and European customers represented 1.2% of net sales in the nine months ended March 31, 2000, a decrease from approximately 25% in the nine months ended March 31, 1999. This decrease is primarily due to a decrease in desktop sales in North America and Europe. In the three months ended March 31, 2000, sales to three customers, Arima, Compal, and Inno Micro accounted for 24%, 14%, and 14% of net sales, respectively. In the three months ended March 31, 1999, sales to three customers Fujitsu, Innoquest, and Toshiba accounted for 19%, 17%, and 10% of net sales. In the nine months ended March 31, 2000, sales to four customers Arima, Inno Micro, Toshiba, and Fujitsu accounted for 17%, 19%, 13%, and 10% of net sales, respectively. In the nine months ended March 31, 1999, sales to two customers Fujitsu and Jaton accounted for 16%, and 10% of net sales, respectively.

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


Gross Profit

        Gross profit increased to $9.3 million for the three months ended March 31, 2000, up from $7.1 million in the three months ended March 31, 1999. The increase was primarily the result of higher sales volume in 3D portable products. The gross margin as a percentage of net sales for the three months ended March 31, 2000, decreased to 29% of net sales as compared to 31% for the three months ended March 31, 1999. The decrease in gross margin as a percentage of sales can be primarily attributed to an increase in the cost to us of 3D notebook chips. Gross profit increased to $27.8 million for the nine months ended March 31, 2000, up from $22.1 million in the nine months ended March 31, 1999. The gross margin as a percentage of net sales for the nine months period ended March 31, 2000, decreased to 31% of net sales as compared to 33% for the nine months ended March 31, 1999. The nine month decrease was primarily a result of an increase in the cost to us of 3D notebook chips, which was greater than the slight increase in average selling prices.

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


Research and Development

        Research and development expenses for the three months ended March 31, 2000 decreased to $6.9 million from $7.2 million for the March 31, 1999 three month period. As a percent of net sales, research and development expenses decreased to 21% for the three months ended March 31, 2000, from 31% of net sales for the three months ended March 31, 1999. Research and development expenses for the nine months ended March 31, 2000 decreased to $20.0 million from $20.1 million for the March 31, 1999 nine month period. As a percent of net sales, research and development expenses decreased to 22% for the nine months ended March 31, 2000, from 30% of net sales for the nine months ended March 31, 1999. The decrease in research and development expenses in actual dollars for both the three and nine months ended March 31, 2000 from March 31, 1999, can be attributed primarily to a shift in our research and development workforce from our main facility in Santa Clara, California, to our Shanghai, China facility whose employee costs are substantially lower.


Selling, General and Administrative

        Selling, general and administrative expenses increased to $4.4 million in the three months ended March 31, 2000, from $4.1 million in the three months ended March 31, 1999. As a percent of net sales, selling, general and administrative expenditures decreased to 14% of net sales for the three months ended March 31, 2000, from 18% of net sales in the three months ended March 31, 1999. Selling, general and administrative expenses increased to $12.3 million in the nine months ended March 31, 2000, from $11.9 million in the nine months ended March 31, 1999. As a percent of net sales, selling, general and administrative expenditures decreased to 14% of net sales for the nine months ended March 31, 2000, from 18% of net sales in the nine months ended March 31, 1999. The increase in selling, general and administrative expenditures in actual dollars is attributed primarily to the incurrence of legal expenses for both the three and nine month periods ending March 31, 2000. The Company will continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of our cash, cash equivalents and short-term investments and the prevailing interest rates. Interest income increased to $475,000 in the three months ended March 31, 2000, from $472,000 in the same prior year period. Interest income decreased to $1,529,000 in the nine months ended March 31, 2000, from $1,552,000 in the same prior year period. The decrease from the nine months ended March 31, 1999 is primarily the result of lower average cash levels invested during the nine months ended March 31, 2000.

Other income

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as "other income" in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in


  The accompanying notes are an integral part of these condensed consolidated financial statements.

UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, pending approval of government authorities. During the quarter ended March 31, 2000, an investment in Rise Technology in the amount of $2 million was deemed unrecoverable by our management and written off. Therefore, net gain on investments for the nine months ended March 31, 2000, equals $115 million.

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on our short-term investments are to be reported as a separate adjustment to equity. "Accumulated other comprehensive income" on our UMC investment for the three months ended March 31, 2000, was an unrealized gain of $5.4 million. "Other comprehensive income" on our UMC investment will be recomputed quarterly, and will fluctuate with market and industry conditions, and therefore could result in material losses or gains in any quarter.

Provision for Income Taxes

        Provision for income taxes increased to $46.1 million in the three months ended March 31, 2000, due to the recording of tax provision for the UMC non-recurring gain in the long-term investment in UMC.

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


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, our principal sources of liquidity included cash and cash equivalents of $36.6 million as well as short-term investments of $117.8 million. In the nine months ended March 31, 2000, $5.2 million of cash was provided by operations, compared to the nine months ended March 31, 1999, in which $0.2 million of cash was provided by operations. The increase for the nine months ended March 31, 2000 was mainly the result of a decrease in prepaid expenses and other current assets, and an increase in accrued expenses and other liabilities, offset in part by an increase in inventories. Capital expenditures


  The accompanying notes are an integral part of these condensed consolidated financial statements.

were $0.7 million for the nine months ended March 31, 2000, compared to $1.8 million for the nine months ended March 31, 1999.

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as other income in our Statement of Operations for the quarter end March 31, 2000.

        The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. At such time as we choose to sell any UMC shares our gain or loss on such portion of the investment will be revalued. As of today, a portion of the UMC shares received by us as a result of the merger may now be sold at our discretion, however, in order to preserve the 12.5% wafer capacity guarantee of the UICC facility, there are certain limitations on our ability to sell the shares. During the quarter ended March 31, 2000, an investment in Rise Technology in the amount of $2.0 million was deemed unrecoverable by our management and written off. Therefore, net gain on investments for the nine months ended March 31, 2000, equals $115.0 million.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        In April 1998, our Board of Directors approved a $20 million stock repurchase program over a twelve month period. During fiscal year 1999, 161,000 shares of common stock were repurchased for $0.9 million under this Plan. During fiscal year 1998, 274,500 shares of common stock were repurchased for $2.1 million under this Plan. During fiscal year 1997, we repurchased 100,000 shares of common stock for $1.1 million. On April 13, 2000, our Board of Directors approved to extend the stock repurchase period for another twelve months starting from April 30, 2000 to April 30, 2001.

        In October 1999, our Board of Directors authorized a one year budget of $20.0 million allowing our President and executive officers to may make investments, with no more than $3.0 million in any one company or technology. Investments can be made on terms and agreements as the officers consider appropriate, within this authorization without further approval by the Board. The President of the Company is to report at each Board meeting on such activities. During the nine months ended March 31, 2000 the cumulative purchases of investments totaled $3.6 million. On April 13, 2000, subject to the closing of the investment in Trident described in the paragraph immediately below, our Board of Directors approved an increase in the annual budget of investments to $50.0 million.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of the Company's common stock to Unipac and 3,173,484 shares of the Company's common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, the Trident board of directors approved an amendment to the existing agreement upon the request of these corporate investors. Under the terms of amended agreement, the Company agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long term strategic relationship and further strengthen the Company's cash position for future strategic expansion. We expect that the proceeds of the stock purchase from the sale of the Company's stock to Unipac and Hsun Chieh will be approximately USD $42 million, with a per share price equal to the five-day average closing price of Trident stock preceding April 17, 2000, plus a ten-percent premium on such average. Closing of this


  The accompanying notes are an integral part of these condensed consolidated financial statements.

transaction is contingent upon regulatory approval, including early termination or expiration of the Hart-Scott-Rodino waiting period, and other customary closing conditions.

        On April 19, 2000, VIA Technologies, Inc. and Trident Microsystems, Inc. announced that they have agreed to resolve all pending lawsuits. Both parties agreed to enter a settlement agreement in order to better focus on respective businesses and avoid the costs, time and distractions of the lengthy legal process. Under the terms of the agreement, Trident will receive USD $10.17 million payable in two installments from VIA for a desktop software driver license fee, contingent on the dismissal of all pending lawsuits in US and Taiwan, which is not in complete control of Trident and VIA. The first installment of $6.17 million will be paid seven days after the dismissal of the Lawsuit and the Taiwan Action. The second installment of $4.0 million will be paid ninety days after the first installment.

Factors That May Affect Our Results

LOSS IN FISCAL YEAR 1999

        We have experienced operating losses for the fiscal year ending June 30, 1999, and for the nine months ending March 31, 2000. Future performance will substantially depend upon numerous factors, such as:

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

        - availability of additional funding needed for research and development; and

        - management's ability to bring operating expenses in line with revenues

        Trident's management is trying to expedite new product launching and to control operating expenses. However, there is no guarantee that management's efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place and the company's need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.


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

        Our Original Equipment Manufacturer (OEM) customers seldom release quarterly purchase orders and six-month rolling forecasts. In addition our financial performance depends on large orders from a few key distributors and other significant customers, we do not have binding long term commitments from any of them. For example:

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

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability.


VULNERABLE TO UNDETECTED PRODUCT PROBLEMS

        Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. We have experienced such errors in the past, and we can't ensure that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

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

WE MY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE THE OWNERSHIP INTERESTS OF OUR STOCKHOLDERS.

        As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are reviewing investments in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership.

        These actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including: difficulties in the assimilation of acquired operations, technologies or products; unanticipated costs associated with the acquisition or investment transaction; diversion of management's attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risk associated with entering markets in which we have no or limited prior experience; and potential loss of key employees of acquired organizations.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

        We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operation results and financial condition.

        We are exposed to fluctuations in the market values of our investments. We have invested in numerous privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Our exposure to fluctuating market conditions could materially adversely affect our business, operating results and financial condition.

WE ARE IN THE PROCESS OF RESTRUCTURING OUR BUSINESS.

        We have begun a process of restructuring our business into two units, the videographics/communications business unit and the digital media business unit. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our graphics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy, and the related reorganization to spin-off some of our overseas subsidiaries, will be successful. Our failure to complete this reorganization could materially adversely affect our business, operating results and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.


                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999, the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from NeoMagic's patent infringement filing against the Company. On March 25, 1999, NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed. That motion has not been ruled on. The case is currently set for trial in August, 2000 in Delaware.

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

        Due to the fast pace of the PC graphics industry and in order to protect its intellectual property, on August 11, 1999, Trident Microsystems, Inc. and Trident Technologies, Inc. filed a motion for a preliminary injunction seeking to prevent the shipment of any VIA products, including but not limited to any products containing Trident's proprietary software technology. On August 31, 1999, VIA Technologies, Inc. filed its opposition and a counter-motion for a preliminary injunction seeking to force Trident to provide software drivers and software support to VIA Technologies, Inc.'s customers. A hearing on these motions has been continued pending settlement discussions between the parties.

        On April 19, 2000, VIA Technologies, Inc. and Trident Microsystems, Inc. announced that they have agreed to resolve all pending lawsuits. Both parties agreed to enter a settlement agreement in order to better focus on respective businesses and avoid the costs, time and distractions of the lengthy legal process. Under the terms of the agreement, Trident will receive USD $10.17 million payable in two installments from VIA for a desktop software driver license fee, contingent on the dismissal of all pending lawsuits in US and Taiwan, which is not in complete control of Trident and VIA. The first installment of $6.17 million will be paid seven days after the dismissal of the Lawsuit and the Taiwan Action. The second installment of $4.0 million shall be paid ninety days after the first installment. The agreement also continues the right of each party to distribute a jointly developed product with Trident retaining the exclusive right to distribute products in the notebook market and VIA having the exclusive right to distribute products in the desktop market.

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

ITEM 4: SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

        Not applicable

ITEM 5: OTHER INFORMATION

        Continuing the strategic expansion into the internet appliance and digital TV marketplace, Trident is now structured into two business units: the videographics/communications business unit and the digital media business unit. The videographics/communications business unit continues the Company's entire 3D videographics business with worldwide PC OEMs and internet appliances, and intends to expand into System-On-Chip (SOC) solutions for broadband streaming media. It is under the management of Dr. Gerry Liu as business unit president. On the other hand, the Company's digital media business unit focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including internet-ready digital TVs and digital set-top boxes. Its immediate revenue ramp will come from the Company's single-chip digital television video processor DPTV entering production by this summer. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of the Company's common stock to Unipac and 3,173,484 shares of the Company's common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, the Trident board of directors approved an amendment to the existing agreement upon receiving the request of the same corporate investors. Under the terms of amended agreement, the Company agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long term strategic relationship and further strengthen the Company's cash position for future strategic expansion. We expect that the proceeds from the sale of the Company's stock will be approximately USD $42 million, with the new stock purchase price being the preceding five-day average with a ten-percent premium.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technology Incorporated subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. These spin-offs are to be completed after March 31, 2000. As of March 31, 2000, we currently own a majority interest in both Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $3.3 million and $1.4 million respectively.

        In August 1995, we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger we now own approximately 46.5 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as other income in our Statement of Operations for the quarter end March 31, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. During the quarter ended March 31, 2000, an investment in Rise Technology in the amount of $2.0 million was deemed unrecoverable by our management and written off.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 12, 2000, on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)




/s/ Frank C. Lin
-----------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)




/s/  Peter Jen
-----------------------------------
(Peter Jen)
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EXHIBITS INDEX

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