Form 10-K
period 2000-06-30
TRIDENT MICROSYSTEMS INC
filed 2000-09-28
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000                         Commission file number 0-20784

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 2000 ($11.688 per share), as reported on the NASDAQ National Market was approximately $98,322,590. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 2000, was 12,785,327.

        Part III incorporates by reference from the definitive proxy statement for the registrant's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I ...........................................................................................3
        Item 1. Business..........................................................................3
        Item 2. Properties.......................................................................11
        Item 3. Legal Proceedings................................................................11
        Item 4. Submission of Matters to a Vote of Securities Holders............................11

PART II .........................................................................................13
        Item 5. Market for The Registrant's Common Stock and Related Stockholder Matters.........13
        Item 6. Selected and Supplementary Financial Data........................................14
        Item 7. Management's Discussion and Analysis of Financial Condition and Results
                of Operations....................................................................15
        Item 7A.Quantitative and Qualitative Disclosures About Risk..............................23
        Item 8. Financial Statements and Supplementary Data......................................23
        Item 9. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................23

PART III.........................................................................................24
        Item 10. Directors and Executive Officers of the Registrant .............................24
        Item 11. Executive Compensation .........................................................24
        Item 12. Security Ownership of Certain Beneficial Owners and Management .................24
        Item 13. Certain Relationships and Related Transactions .................................24

PART IV .........................................................................................25
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............25

POWER OF ATTORNEY................................................................................43

SIGNATURES.......................................................................................43

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT.........................................44

PART I

ITEM 1. BUSINESS

        When used in this report, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of export sales and sales to strategic customers and the availability and cost of products from our suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        We design, develop and market very large scale integrated circuit ("IC") for videographics, multi-media and digital process television products for the desktop and portable personal computer (PC) and consumer television market. Our graphics, video and audio controllers typically are sold with software drivers, a BIOS and related system integration support. Our strategy is to apply our design expertise, which helped us succeed in the market for Super Video Graphics Array ("SVGA") graphics controllers and GUI accelerators, to other high volume graphics, multimedia and digital process television markets such for the general mass public, flat-panel LCD controllers for notebooks, acceleration of Digital Versatile Disc ("DVD") based live-video playback, and three-dimensional ("3D") display for game and entertainment application markets.

        The overall PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature-rich, advanced graphics and multimedia solutions. We believe that the systems manufacturers are moving towards reducing system cost to the sub-$1000 level by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as DVD and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a sub-$1000 PC system.

        Our overall strategy is to capture these market opportunities by using our design expertise to develop and manufacture videographics and multimedia products that offer a superior combination of price, performance and features. We are employing this strategy in the fast-growing graphics and multimedia markets with significant volume potential, and we are focusing on providing high performance and feature-rich products that we believe will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

        We have targeted the PC desktop, portable, multimedia and digital process television markets. The desktop market is the largest segment of the PC industry for our graphics and multimedia products and is characterized by intense price competition and rapid technological advances. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphics controllers onto their motherboards. Following the introduction of our third 3D product Blade 3D, we have introduced a new family of 3D products the CyberBlade XP and the Blade XP for the next generation of high-end and mainstream mobile and desktop PCs.

        We entered the portable market in 1995. Our portable strategy is to leverage our product positioning and continue to deliver a broad product offering. Our product line includes: the CyberBlade XP, 3D portable graphics controllers, embedded SDRAM graphics controllers, the Cyber9525DVD (3D/AGP2x/DVD/2.5MB) integrated, the CyberBlade e4-128 (3D/AGP2x/DVD/4MB integrated), and the integrated core-logic graphics controller, the

CyberBlade i7 (3D/AGP/DVD/north bridge), the CyberBlade i1, and the CyberBlade Ai1. Our development direction in the portable market is a three-way technology drive with 3D, DVD, embedded SDRAM solutions. Our portable vision is to be "The only other chip on the notebook(SM)" by integrating 2D/3D, DVD, AGP embedded memory, and audio in the future into one product. The CyberBlade XP, CyberBlade e4-128 and the Cyber9525DVD are the tangible core of this vision.

        We have made an effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 46% of net sales for fiscal 2000.

        In addition, we are in the development stage of a videographic solution for the greater consumer digital video television marketplace. The DPTV-DX is the main component in our TV chipset solution in this market. Designed for system design flexibility, users of our single chip DPTV(TM) Video Processors(s) will benefit from feature rich devices at competitive prices with existing solution(s). The DPTV-DX converts analog TV into an advanced progressive digital quality TV. It also accepts HDTV broadcast through a direct MPEG2 interface. While we have limited experience with digital video television, we anticipate this market to generate an increasing percentage of our revenues. However, there can be no guarantee that our digital television solution will be accepted by the market or increase our revenues or profitability.


CURRENT PRODUCTS

Desktop Computer Market:

        BLADE 3D 9880. This is our third 3D graphics accelerator for the desktop market. It features new advanced 3D features including: 32 bit 3D rendering engine, Trilinear filtering, anisotropic filtering and hardware texture compression to deliver fine 3D quality for Gamers. This accelerator is equipped with 4K internal texture cache with the advanced set-up engine to deliver a performance with 2 to 3 times improved 3D benchmarks than the 3DImage line.

        3DIMAGE975. This is our first 3D graphics accelerator for the desktop market. It features a high performance 3D rendering engine, set-up engine, TrueVideo(R) processor, motion video capture port, and ClearTV(TM) for flicker-free TV-out support.

        PROVIDIA9685. This is our first 64-bit desktop GUI accelerator with refined flicker removal for more effective TV display. Other features include dual hardware windows for video conferencing, improved GUI acceleration and improved MPEG display performance.

Portable Computer Market:

        CYBER9525DVD. The industry's first 3D/AGP2x/DVD graphics controller with 2.5MB of embedded memory. The space and power saving allow the notebook designers to design high performance and full feature 3D notebook with minimum constraints. It is forward pin compatible to the CyberBlade e4-128.


Multi-media Products:

        4DWAVE-DX. This is our first PCI audio accelerator and is based on Microsoft's PC9x and Intel's AC'97 initiatives. It provides acceleration of up to 64 stereo audio streams and offers audio effects, such as reverb and chorus. Its wavetable engine provides high quality audio output without requiring expensive external components. It also accelerates 3D positional audio for most of today's more popular games. This product is mainly focused on the segment zero portion of the PC market by providing high performance at a low price.

        4DWAVE-NX. This is our second PCI audio accelerator and is based on the 4DWAVE-DX. It includes all of the features of the previous device and has added 4-speaker output, SPDIF output, Serial EEPROM Support and other PC `98/99 requirements. This product is mainly focused on the segment zero portion of the PC market by providing high performance at a low price.

        TVXPRESS. High quality TV encoder designed and optimized for Cyber9525DVD, CyberBlade e4-128, CyberBlade i7, Blade3D (desktop) and our other graphics controllers. It features support for NSTC and PAL as well as Macrovision protection for DVD playback.

NEW PRODUCTS

        The following products are being sampled in limited quantities. Our future success depends upon the successful completion of these and other new products. There can be no assurance that we will be able to commence shipment of these products in a timely manner or that they will be successful in the marketplace.

        CYBERBLADE(TM) i7. This highly integrated, low power single device, combines flat panel display controller and North Bridge cores for 66MHz-100MHz 64-bit Socket-7 based Notebook PCs. It reduces the system BOM price by as much as $15, occupies less board space, and reduces power consumption by up to 1.5W. The CyberBlade(TM)i7's notebook graphics controller core incorporates high performance 2D and 3D graphics engine, video accelerator, advanced DVD playback, video capture and TV output capabilities.

        CYBERBLADE(TM) i1. This highly integrated, low power single device combines a LCD controller and North Bridge core for 66 MHz-100MHz Slot-1 based Notebook PCs. It reduces the system BOM price by as much as $15, occupies less board space, and reduces power consumption by up to 1.5W. Its AGP Notebook graphics controller core incorporates a high performance 2D and 3D graphics engine, video accelerator, advanced DVD playback, video capture and TV output capabilities.

        CYBERBLADE(TM) Ai1. This 3D/DVD integrated chipset for mobile PCs features our CyberBlade 3D/DVD video graphics and Ali's Aladdin Slot 1/Socket 370 Northbridge. With the industry's best power management and extensive integration, this chipset supports all Pentium (TM) II, Pentium III and Celeron(TM) CPUs, providing notebook PC manufacturers with unprecedented price/performance advantages. This mobile chipset includes the CyberBlade Aladdin i1 3D/DVD Graphics with Intel Slot 1-licensed Northbridge and Ali's Mobile Southbridge. The Chipset is targeted at the value and mainstream notebook market segments.

        CYBERBLADE e4-128. Pin compatible with Cyber 9525DVD, it features 4MB of embedded SDRAM memory and has the high performance Blade 3D (desktop) core adapted for the portable market. An LVDS transmitter is integrated. It is implemented in a 0.25mm process.

        DPTV(TM)-DX. The DPTV-DX is the main component in the premier TV chipset solution on the market. Designed for maximum system design flexibility, users of our single chip DPTV(TM) Video Processor(s) will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solutions(s). The DPTV-DX converts today's analog TV into an advanced progressive quality TV.

        CYBERBLADE(TM) XP. In April, 2000, Trident introduced the CyberBlade XP family for next generation high-end and mainstream AGP 4X/2X 128-bit 3D / DVD capable mobile PCs. The new line consists of the CyberBlade XP discrete device, which supports up to 32MB of external video memory, and Multi-Chip-Module (MCM) products - the CyberBlade XPm16 with 16MB SDRAM packaged and the CyberBlade XPm8 with 8MB SDRAM packaged - further removing board space and power constraints for ultra-portable designs. The MCM devices offer AGP 4X / DX7 / memory upgrade and pin compatibility from Trident's 4MB SDRAM embedded 3D product - the CyberBlade e4.

        BLADE 256XP(TM). The Blade XP family brings seven major technical advances in video/graphics capability to mainstream desktop PCs: DirectX 7.0 Cubic Mapping, 256-bit pixel processing, dual memory bus architecture, AGP-4X bus interface, state-of-the-art video de-interlacing, high-resolution flat panel and only 2.8watt power consumption at a blazing 200MHz clock rate.

PRODUCTS UNDER DEVELOPMENT

        We continue to invest in product development programs which we consider crucial to our success. In particular, we are investing in extensions to our current desktop, portable and multimedia product lines in an attempt to maintain product competitiveness particularly in the important area of 3D graphics and multimedia including video and audio. New product development also continues in technologies where further integration is likely to be needed and may be applied throughout our product line.

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

SALES, MARKETING AND DISTRIBUTION

        We sell our products primarily through direct sales efforts. We have sales offices in Taipei, Taiwan; Hong Kong, China; Houston, Texas and Santa Clara, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. We also market our products through independent sales representatives and distributors.

        Our desktop customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, VARs and distributors. However, in the past few years leading systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. We have made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers.

        Our notebook customers have been primarily worldwide brandname portable PC manufacturers and Taiwanese OEM/ODM portable PC manufacturers. The product is distributed through brandname sales channels. With long design-in cycles, we have solid technical support to ensure successful product launching and delivery.

        Our future success depends in large part on the success of our sales to leading PC systems and the sales of digital television manufacturers. We continue to focus our sales and marketing efforts with the goal of increasing sales to the leading PC systems manufacturers, digital television manufacturers and OEM channels. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip.

        During fiscal 2000, we generated 99% of our revenues from Asia. Major systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by us are reflected in the Company's revenues in Asia. Sales to three customers Compaq, Fujitsu, and Toshiba accounted for approximately 18%, 11%, and 10% of net sales for fiscal 2000, respectively. A small number of customers frequently account for a majority of our sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Future operating performance may be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 8 of Notes to Financial Statements.

MANUFACTURING

        We have adopted a "fabless" manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. We have, however, made a substantial investment in a manufacturing joint venture as described below. Our wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages our manufacturing operations.

        In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we entered into a joint venture agreement in August 1995 with United Microelectronics Corporation ("UMC"), a Taiwanese publicly traded company and one of the our current foundries, under which we invested a certain amount of New Taiwan dollars, equivalent to approximately U.S.$49.3 million for a 7.25% equity interest in a joint venture with UMC and other venture partners. We have been guaranteed a certain percentage of total wafer supply from the wafer fabrication facility of the venture, United Integrated Circuits Corporation ("UICC"). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, the total shares of our investment in UMC equals approximately 55.8 million shares as of June 30, 2000 which represents about 0.5% of the outstanding stock of UMC. As of today, a portion of the UMC shares received by us as a result of the merger may now be sold at our discretion, however, in order to preserve our wafer capacity guarantee of the UICC facility, there are certain limitations on our ability to sell the shares.

        In fiscal 2000, our primary foundries were UMC and Samsung Semiconductor, Inc. We will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

        We purchase product in wafer form from the foundries and we manage the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, we have been adding personnel and equipment to this area. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers' quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product, and we require the foundry and third party contractors to use those procedures and specifications before shipping finished products. We have experienced few customer returns based on the quality of its products. However, our future return experience may vary because our newer, more complex products are more difficult to manufacture and test. In addition, some of our customers, including major PC systems manufacturers may subject those products to more rigid testing standards than in the past.

        Our reliance on third party foundries and assembly and testing houses involves several risks including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. We conduct business with certain foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, except as set forth in the above-mentioned contracts or agreements, such foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

        While we have obtained and continue to seek additional capacity, the qualification process and the production ramp-up for additional foundries has in the past taken and could in the future take longer than anticipated. There can be no assurance that such additional capacity from current foundries and new foundry sources will be available and will satisfy our requirements on a timely basis or at acceptable quality or per unit prices. Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply. In addition, to the extent we elect to use multiple sources for certain products, customers may be required to qualify multiple sources, which could adversely affect the customers' desire to design-in our products.

RESEARCH AND DEVELOPMENT

        We have conducted substantially all of its product development in-house and have a staff of 255 research and development personnel as of June 30, 2000. We are focusing our development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, flat panel controller products for notebook PCs, multimedia products and digital process television. In addition, we intend to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, we are investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in our future products, providing additional functionality and integration.

COMPETITION

        The markets in which we compete are highly competitive and we expect that competition will increase. The principal factors of competition in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. Our principal current competitors in graphics include 3Dfx Interactive, Inc., ATI Technologies, Inc., NeoMagic, Inc., S3 Inc., Silicon Integrated Systems, and Silicon Motion. In the digital television market are principal competitors are Toshiba, Philips Electronics, and Siemens AG. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than us.

        Leading PC systems manufacturers have increased market share in desktop and portable PC systems in recent years. We believe that performance, features and quality are particularly important in the North American, Japanese and European systems manufacturer markets, and that integration of various functions on a single IC is becoming increasingly important in these markets. While we have recently gained entry to these geographic markets, there can be no assurance that we will continue to be able to compete successfully as to price or any other factor or that we will continue to be successful in our efforts to expand sales in these markets. Our failure to meet the technological and pricing challenges of our competition would have an adverse effect on our results of operations.


INTERNATIONAL OPERATIONS

        Our wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, China and Taipei, Taiwan. Trident Far East is responsible for the manufacturing of our products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in their respective regions. The Taiwan office directly hires its own employees. We have established research and development facilities in Hsinchu, Taiwan and Shanghai, China. Management intends to combine the Taiwan office and the Taiwan research and development facility into one company and to spin-off the resulting subsidiary during fiscal 2001. The Shanghai research and development facility is also expected to be spun-off during fiscal year 2001.

        During fiscal 2000, 1999 and 1998, sales to OEM, ODM, and adapter card customers in Asia accounted for approximately 99%, 73% and 84% of our net sales, respectively, and we anticipate that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations. While we have not experienced any other material adverse effects on our operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices.

INTELLECTUAL PROPERTY

        We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have filed one U.S. patent application relating to our technology. There can be no assurance that this application will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

        The semiconductor industry is characterized by frequent litigations regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, NeoMagic Corporation has filed suit alleging that our embedded DRAM graphics accelerators infringe their patents. We have responded and filed a counterclaim, which is described in more detail under "Item 3. Legal Proceedings." There can be no assurance that this litigation will be resolved in favor of us or that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. The NeoMagic litigation or similar litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in favor of us. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including the People's Republic of China, Taiwan and Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

        We may in the future initiate claims or litigations against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

        Trident and TrueVideo are registered trademarks, Blade 3D 9880T, Blade 3D 9880, 3DImage975, ProVidia9685, ProVidia9680, ProVidia9682, TVG9470, TGUI9440, TVGA8900D/DR, TVGA9000I, Cyber9525DVD, Cyber9388, Cyber9397, Cyber9397DVD, Cyber9320, 4DWAVE-DX, 4DWAVE-NX, CyberBlade e4-128, CyberBlade(TM) i7, TVXpress, CyberBlade(TM) i1, CyberBlade(TM) Ai1, DPTV(TM)-DX, CyberBlade(TM) XP, Blade 256XP(TM) are trademarks of the Company. Other trademarks used herein are the property of their respective owners.

BACKLOG

        Because our business is characterized by short lead-time orders and quick delivery schedules, we seek to ship products within a few weeks of receipt of orders. As a result, we operate without significant backlog, and rely on bookings each quarter to comprise a predominant portion of our sales for that quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers' requirements or manufacturing availability. Consequently, we do not believe that backlog is a reliable indicator of future sales.

SEGMENTS

        We operate in the videographics and audio segments as described above.

EMPLOYEES

        As of June 30, 2000, we had 350 full time employees, including 255 in research and development, 21 in product testing, quality assurance and operations functions, 53 in marketing and sales and 21 in finance, human resources, and administration. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where we are located. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2. PROPERTIES

        We lease a building of approximately 63,000 square feet on 2450 Walsh Avenue in Santa Clara, California, pursuant to a lease which expires in June 2001. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. We lease office space for a sales office in Houston, Texas. This sales office totals approximately 500 square feet. Our other leases include a 10,000 square foot office in Kowloon, Hong Kong, China, for the Hong Kong branch office of the Cayman Islands subsidiary, an 8,000 square foot sales office in Taipei, Taiwan, a 32,000 square foot research and development facility in Hsinchu, Taiwan, and an 11,000 square foot research and development facility in Shanghai, China.

ITEM 3. LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999, the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from Neomagic's patent infringement filing against the Company. On March 25, 1999, NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed, but the counterclaim was severed and will be tried only if and after Trident prevails on NeoMagic's infringement claims. The case is currently set for trial on December 13, 2000 in Delaware. Trident and NeoMagic each have motions for summary judgment pending which have been fully briefed and argued but not yet decided by the Court.

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

        In July of 1999 the Company filed a Declaratory Judgement action in the Federal District Court of Delaware against Real 3D Corporation seeking a ruling by the court which would declare invalid and/or not infringed certain Real 3D patents being asserted against our major notebook PC customers. Real 3D moved to dismiss Trident's complaint, which motion has been pending for nearly a year. This filing of a Declaratory Judgement action follows a complaint filed by Real 3D against a number of other graphics companies for alleged infringement of three Real 3D patents which relate to graphics acceleration technology. Real 3D has also asserted these patents against major OEM PC manufacturers. Currently the Company is not a party to that litigation.

        Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        As of June 30, 2000, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                           Age        Position                            Employed Since
----                           ---        --------                            --------------
Frank C. Lin                    55        President, Chief Executive                 1987
                                          Officer and Chairman of the Board

Jung-Herng Chang, Ph.D.         44        Senior Vice President, Engineering         1992


Peter Jen                       54        Senior Vice President, Asia                1988
                                          Operations and  Chief Accounting
                                          Officer


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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's stock has been traded on the NASDAQ National Market since the Company's initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
NASDAQ:


            Year Ended June        High           Low
            ---------------       -------       -------
            1999
            ----
            First Quarter         $ 5.313      $  2.625
            Second Quarter          5.313         3.031
            Third Quarter           7.688         4.188
            Fourth Quarter          9.563         5.375

            2000
            First Quarter         $ 9.688      $  7.188
            Second Quarter         12.000         6.875
            Third Quarter          16.438         9.750
            Fourth Quarter         11.750         7.125


        As of June 30, 2000, there were approximately 152 registered holders of record of the Company's common stock.

        The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED AND SUPPLEMENTARY FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          Year ended June 30,
 (in thousands, except per share data)             2000            1999            1998            1997           1996
                                                ---------       ---------       ---------       ---------      ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                       $ 122,682       $  89,255       $ 113,002       $ 177,934      $ 168,089
Income (loss) from operations                      (4,206)        (14,251)         (9,520)         20,553         22,742
Net Income (loss)                                  68,107         (12,195)         (5,106)         15,340         16,860
Basic earnings (loss) per share                      5.07           (0.94)          (0.39)           1.20           1.38
Diluted earnings (loss) per share                    4.43           (0.94)          (0.39)           1.09           1.26

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents,
   and short-term investments                   $ 149,706       $  32,469       $  36,886       $  59,945      $  41,228
Working capital                                   115,211          37,498          47,881          64,952         58,618
Total assets                                      222,376         110,910         118,427         139,516        127,510
Long-term debt, less current portion                   46              82             350             707           --
Total stockholders' equity                        155,961          93,381         104,891         109,557         90,184

               SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                        FISCAL 2000  QUARTER ENDED
(in thousands, except per share data)       JUNE 30      MARCH 31       DECEMBER 31   SEPTEMBER 30
Net sales                                  $ 31,648      $ 32,144       $ 34,811      $ 24,079
Gross profit                                 12,460         9,277         10,887         7,624
Income (loss) from operations                   225        (2,056)            73        (2,448)
Net income (loss)                             1,946        67,486            693        (2,018)
Basic earnings (loss) per share                0.14          4.94           0.05         (0.15)
Diluted earnings (loss) per share              0.13          4.28           0.05         (0.15)

                                                         FISCAL 1999  QUARTER ENDED
(in thousands, except per share data)       JUNE 30       MARCH 31       DECEMBER 31    SEPTEMBER 30
Net sales                                  $ 21,473       $ 23,253       $ 20,652       $ 23,876
Gross margin                                  6,528          7,127          8,056          6,958
Income from operations                       (4,447)        (4,259)        (2,322)        (3,195)
Net income                                   (4,022)        (3,787)        (1,757)        (2,709)
Basic earnings per share                      (0.30)         (0.29)         (0.14)         (0.21)
Diluted earnings per share                    (0.30)         (0.29)         (0.14)         (0.21)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ANNUAL RESULTS OF OPERATIONS

        The following table sets forth the percentages that consolidated statement of operations items are to net sales for the years ended June 30, 2000, 1999 and 1998:

                                                                    Year ended June 30,
                                                       --------------------------------------------
                                                       2000                1999                1998
                                                       ----                ----                ----
Revenue                                                100%                100%                100%
Cost of sales                                           67                  68                  67
                                                       ----                ----                ----
Gross margin                                            33                  32                  33
Research and development                                22                  29                  25
Selling, general and administrative                     14                  19                  17
                                                       ----                ----                ----
Income (loss) from operations                           (3)                (16)                 (9)
Other income                                            94                   -                   -
Interest income, net                                     1                   2                   2
                                                       ----                ----                ----
Income (loss) before provision for income taxes         92                 (14)                 (7)
Provision (benefit) for income taxes                    36                   -                  (2)
                                                       ----                ----                ----
Net income (loss)                                       56                 (14)                 (5)
                                                       ====                ====                ====

Net Sales

        Total revenue in fiscal 2000 increased to $122.7 million, or 37%, from $89.3 million reported in fiscal 1999. The increase in net sales was primarily due to increases in unit volume shipments of notebook products having higher average selling prices (ASPs), as well as a $5.0 million payment from VIA relating to royalty and license revenue. Sales of portable products of $91.9 million were approximately 75% of our net sales in fiscal 2000 as compared to $51.4 million or 58% of net sales in fiscal 1999. Sales of GUI accelerator desktop products were approximately $21.9 million or 18% of our net sales in fiscal 2000 as compared to approximately $33.8 million or 38% in fiscal 1999.

        Net sales in fiscal 1999 decreased to $89.3 million, or 21%, from $113.0 million reported in fiscal 1998. The decrease in net sales was primarily due to decreases in unit volume shipments of approximately 30% of graphical user interface (GUI) accelerators and graphics controllers and a decline in average selling prices (ASPs) in the desktop area in fiscal 1999 as compared to fiscal 1998. Sales of portable products of $51.4 million were approximately 58% of our net sales in fiscal 1999 as compared to $44.9 million or 40% of net sales in fiscal 1998. Sales of GUI accelerator desktop products were approximately $33.8 million or 38% of our net sales in fiscal 1999 as compared to approximately $64.0 million or 57% in fiscal 1998.

        We design products with the goal of filling the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 46% of net sales for fiscal 2000, an increase from 26% in fiscal 1999, and an increase from 25% in fiscal 1998. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea, Japan and Singapore, accounted for 99%, 73% and 84% of net sales in fiscal 2000, 1999, and 1998, respectively. Sales to three customers Compaq, Fujitsu, and Toshiba accounted for approximately 18%, 11%, and 10% of net sales for fiscal 2000, respectively. Sales to two customers, Fujitsu and Innoquest, accounted for approximately 13% and 12% of net sales for fiscal 1999, respectively, and sales to two customers, Union Computer and Fujitsu, accounted for approximately 15% and 11% of net sales for fiscal 1998, respectively. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. We derive a portion of our revenues from sales to distributors. Sales to distributors represented 6%, 12% and 17% of net sales during the twelve months ended June 30, 2000, 1999 and 1998, respectively. During the first half of fiscal year 1998 the Company experienced higher than usual returns resulting from certain distributors adjusting their inventory mix and levels.

        We plan to develop new and higher-performance graphics controllers and multimedia products to sell to existing customers as well as new customers in Asia, North America and Europe. Our future success depends upon our successful introduction of these and other new products on a regular and timely basis and upon those products meeting customer requirements. There can be no assurance that we will be able to complete the development of new products or to commence shipments of new products in a timely manner, or that product specifications will not change during the development period. In addition, even if such new products are successfully developed and shipped, there can be no assurance that they will be successfully developed and shipped, and there can be no assurance that they will be successful in the marketplace.

Gross Margin

        Gross margin increased to 33% in fiscal 2000 from 32% in fiscal 1999. Our gross margin was higher in fiscal 2000 primarily due to the booking of $5.0 million royalty and license revenue in the fourth quarter of fiscal 2000. Without the royalty and license revenue, our gross margin would have decreased by 2% in fiscal 2000. The 2% decrease was primarily due to an increase in the cost of embedded DRAM. Our gross margin decreased to 32% in fiscal 1999 from 33% in fiscal 1998. Gross margins were generally lower in fiscal 1999 because of decreasing prices in desktop computers, and an increase in the cost of embedded DRAM for portable computers.

        We believe that the prices of high-technology products decline over time, as competition increases and new, advanced products are introduced. We expect ASPs of existing products to continue to decline, although the ASPs of our entire product line may remain constant or increase as a result of introductions of new higher-performance products often with additional functionality which are planned to be sold at higher prices. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins and migration to new process technology, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

        Research and development expenditures increased to $27.6 million in fiscal 2000 from $26.3 million in fiscal 1999, and decreased from $28.2 million in fiscal 1998. Research and development expenditures as a percentage of net sales were 22%, 29% and 25% in fiscal 2000, 1999 and 1998, respectively. The increase in expenditures in fiscal 2000 compared to fiscal 1999 was primarily the result of an increase in non-recurring engineering charges and an increase in headcount in our overseas research and development facility. The decrease in expenditures in fiscal 1999 compared to fiscal 1998 was primarily due to our cost reduction efforts in fiscal 1999.

        We continue to develop a DPTV(TM)-DX product for the digital television market in China, Japan, and Korea. We plan to continue developing the next generation DPTV(TM) product as well as other advanced products for digital TV and digital STB. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, nor that the new products will be developed and shipped in a timely manner.


Selling, General and Administrative

        Selling, general and administrative expenditures increased to $16.9 million in fiscal 2000 from $16.6 million in fiscal 1999 and were $19.0 million in fiscal 1998. Selling, general and administrative expenditures as a percentage of net sales were 14%, 19% and 17% in fiscal 2000, 1999 and 1998, respectively. Selling expenditures were $9.7 million in fiscal 2000 as compared to $10.9 million and $13.5 million in fiscal 1999 and 1998, respectively. General and administrative expenditures were $7.2 million in fiscal 2000 as compared to $5.7 million and $5.5 million in fiscal 1999 and 1998, respectively. Selling cost have declined in fiscal 2000 due to a decline in headcount and sales representative commissions. Selling costs have declined in fiscal years 1999 and 1998 due to the slow-down in personal computer sales and reductions in marketing personnel. General and administrative expenditures have increased in fiscal year's 2000, compared to fiscal 1999, and fiscal 1998, primarily due to an increase in legal services.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of its cash, cash equivalents, short-term investments and the prevailing interest rates. Net interest income remained flat at $2.0 million in both fiscal 2000 and in fiscal 1999. Net interest income decreased to $2.0 million in fiscal 1999 from $2.4 million in fiscal 1998 due to lower cash balances in higher yielding short-term investments.

Provision for Income Taxes

               Provision for income taxes increased to $44.7 million for the fiscal year ended June 30, 2000, due to the recording of tax provision for the UMC non-recurring gain in the long-term investment in UMC.

Other income

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, we now own approximately 55.8 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as "other income" in our Statement of Operations for the quarter end June 30, 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. During March 2000, an investment in Rise Technology in the amount of $2 million was deemed unrecoverable by our management and written off. Therefore, net gain on investments for the twelve months ended June 30, 2000, equals $115 million.

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on our short-term investments are to be reported as a separate adjustment to equity. "Accumulated other comprehensive income" on the short term portion of our UMC investment for the fiscal year ended June 30, 2000, was an unrealized loss of $(4.6) million. "Other comprehensive income" on the short term portion of our UMC investment will be recomputed quarterly, and will fluctuate with market and industry conditions, and therefore could result in material losses or gains in any quarter.

Factors That May Affect Our Results

OPERATING LOSS IN FISCAL YEAR 2000

        We have experienced operating losses for the fiscal year's ending June 30, 2000. Future performance will substantially depend upon numerous factors, such as:

        - timely introduction of new products and product enhancements to the marketplace;

        - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

        -   fluctuating price levels for our products.

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

        - the mix of products sold and the mix of distribution channels through which they are sold; and

        -   availability of foundry and assembly capacities;

        - Delay of joint development efforts due to unexpected market conditions.


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



RELIANCE ON INTERNATIONAL SALES

        Although our revenues have historically been generated primarily from Asian customers, primarily Taiwan and Japan, we will continue to exert efforts to expand our revenue base among the leading North American OEMs and ODMs. Our ability to grow will depend in part on this expansion in North America but will continue to be heavily based on international sales and operations, particularly Taiwan, Japan, and China which are expected to constitute a significant portion of our sales in the future. In addition, there are a number of risks arising from our international business, including:

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



INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS

        The graphics controller industry in the sub-$1,000 PC segment has experienced reduced margins due to a number of factors including: competitive pricing pressures, increasing wafer cost and rapid technological change. We anticipated that the discrete graphics controller demand from sub-$1,000 PC's will continuously decrease in the future, while the demand for integrated graphics controllers will increase. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We have developed a DPTV(TM)-DX product for the digital television market in China, Japan, and Korea. However, we believe the market for digital television will be intensely competitive, and we will require substantial research development, sales and other expenditures to stay competitive in this market.

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


POTENTIAL DILUTION OF SHAREHOLDERS' INTEREST

        As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are very aggressively seeking investments opportunities in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership.

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


UNCERTAINTY OF BUSINESS RESTRUCTURING

        Continuing the strategic expansion into the internet appliance and digital TV marketplace, Trident is now structured into two business units: the videographics/communications business unit and the digital media business unit. The videographics/communications business unit continues the Company's entire 3D videographics business with worldwide PC OEMs, and intends to explore and expand into System-On-Chip (SOC) solutions for internet appliances and visual video communication. It is under the management of Frank Lin as business unit president. On the other hand, the Company's digital media business unit focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including internet-ready digital TVs and digital set-top boxes. Its immediate revenue ramp will come from the Company's single-chip digital television video processor DPTV entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our graphics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technology Incorporated subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries would operate more efficiently if their operations were managed as independent entities. As of June 30, 2000, we currently own a majority interest in both Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $4.8 million and $3.9 million respectively. It is our intention to spin-off these subsidiaries after June 30, 2000. However, there are organizational, operational and marketing factors that may delay the spin-off of these subsidiaries, and no assurance can be given that these subsidiaries will be profitable in the future.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, our principal sources of liquidity included cash and cash equivalents of $39 million. In fiscal year 2000, $17.1 million of cash was provided by operations, compared to fiscal 1999, in which $1.7 million of cash was used by operations. Cash provided by operating activities was primarily due to profitable operations, and decreases in accounts receivable, inventories and prepaid expenses and other assets, offset by increases in accounts payable, accrued expenses and other liabilities, and deferred taxes. Capital expenditures in fiscal 2000, 1999, and 1998 were $1.2 million, $2.6 million, and $3.8 million respectively.

        In August 1995 we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, we now own approximately 55.8 million shares of UMC. Accordingly, we reported a pretax gain of $117 million as other income in our Statement of Operations for the fiscal year 2000. The gain represents the difference between the cost of our previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. At such time as we choose to sell any UMC shares our gain or loss on such portion of the investment will be revalued. As of today, a portion of the UMC shares received by us as a result of the merger may now be sold at our discretion, however, in order to preserve the 12.5% wafer capacity guarantee of the UICC facility, there are certain limitations on our ability to sell the shares. During the March 2000, an investment in Rise Technology in the amount of $2 million was deemed unrecoverable by our management and written off. Therefore, net gain on investments for fiscal 2000, equals approximately $115 million.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        On April 13, 2000, our Board of Directors approved an extension of the $20 million stock repurchase program, originally approved in April 1998, for another twelve months starting from April 30, 2000 to April 30, 2001. During fiscal year 2000, 680,000 shares of common stock were repurchased for $6.2 million under this Plan. During fiscal years 1999 and 1998, 161,000 and 274,500 shares of common stock were repurchased for $0.9 million and $2.1 million under this Plan, respectively.

        In October 1999, our Board of Directors authorized a one year budget of $20.0 million allowing our President and executive officers to make investments, with no more than $3.0 million in any one company or technology. Investments can be made on terms and agreements as the officers consider appropriate, within this authorization without further approval by the Board. The President of the Company is to report at each Board meeting on such activities. At the end of fiscal year 2000 the cumulative purchases of investments totaled $8.1 million. On April 13, 2000, subject to the closing of the investment in Trident described in the paragraph immediately below, our Board of Directors approved an increase in the annual budget of investments to $50.0 million.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of the Company's common stock to Unipac and 3,173,484 shares of the Company's common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, the Trident board of directors approved an amendment to the existing agreement upon the request of these corporate investors. Under the terms of the amended agreement, the Company agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long term strategic relationship and further strengthen the Company's cash position for future strategic expansion. We expect that the proceeds of the stock purchase from the sale of the Company's stock to Unipac and Hsun Chieh will be approximately USD $42 million, with a per share price equal to the five-day average closing price of Trident stock preceding April 17, 2000, plus a ten-percent premium on such average. However, we believe that the total aggregate consideration and the number of shares of our common stock sold pursuant to this transaction may be reduced to conform with applicable regulatory requirements. Closing of this transaction is contingent upon governmental and NASD regulatory approval, and other customary closing conditions.

        On April 19, 2000, VIA Technologies, Inc. and Trident Microsystems, Inc. announced that they have agreed to resolve all pending lawsuits. Both parties agreed to enter a settlement agreement in order to better focus on respective businesses and avoid the costs, time and distractions of a lengthy legal process. Under the terms of the agreement, Trident will receive USD $10.17 million payable in two installments from VIA for a desktop software driver license fee, contingent on the dismissal of all pending lawsuits in US and Taiwan, which is not in complete control of Trident and VIA. The first installment of $6.17 million will be paid seven days after the dismissal of the Lawsuit and the Taiwan Action. The second installment of $4.0 million will be paid ninety days after the first installment. On June 30, 2000, we also reached an agreement with VIA and released the Blade 3D source code which generated royalty and license revenue of $5 million in our fiscal 2000 statement of operations, and we have also agreed to a new joint chip development with VIA.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this Form:

               1.     Financial Statements:

                                                                                   Page Number
                                                                                   -----------
                      Report of Independent Accountants                                 26

                      Consolidated Balance Sheet -                                      27
                      As of June 30, 2000 and 1999

                      Consolidated Statement of Operations -                            28
                      For the Three Years Ended June 30, 2000

                      Consolidated Statement of Changes in Stockholders' Equity         29
                      For the Three Years Ended June 30, 2000

                      Consolidated Statement of Cash Flows                              30
                      For the Three Years Ended June 30, 2000

                      Notes to Consolidated Financial Statements                        31

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

                      Report under item 5 filed on November 19, 1999 relating to an amendment of the Company bylaws regarding "special meeting of stockholders."

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trident Microsystems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
July 19, 2000

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                            JUNE 30,
(in thousands, except per share data)                                 2000            1999
                                                                    ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents                                       $  39,041       $  32,469
    Short-term investments                                            110,665            --
    Accounts receivable                                                 6,092          11,029
    Inventories                                                         3,376           4,681
    Prepaid expenses and other current assets                           2,222           4,416
                                                                    ---------       ---------
        Total current assets                                          161,396          52,595
Property and equipment, net                                             3,901           6,113
Investments                                                            48,049          49,289
Other assets                                                            9,030           2,913
                                                                    ---------       ---------
        Total assets                                                $ 222,376       $ 110,910
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   7,324       $   6,267
    Accrued expenses                                                   12,531           7,537
    Deferred income taxes                                              24,734            --
    Income taxes payable                                                1,596           1,293
                                                                    ---------       ---------
        Total current liabilities                                      46,185          15,097
Deferred income taxes non-current                                      18,928           2,350
Other long-term liabilities                                                46              82
Minority interest in subsidiary                                         1,256            --
                                                                    ---------       ---------
        Total liabilities                                              66,415          17,529
                                                                    ---------       ---------
Commitments and contingencies (Notes 9 and 10)
Stockholders' equity:

    Common stock, $ 0.001 par value; 30,000 shares authorized;
    14,479 and 13,566 shares issued and outstanding                        14              14
    Additional paid-in capital                                         52,240          46,963
    Retained earnings                                                 118,636          50,529
    Accumulated other comprehensive loss                               (4,648)           --
    Treasury stock, at cost, 1,216 and 536 shares                     (10,281)         (4,125)
                                                                    ---------       ---------
        Total stockholders' equity                                    155,961          93,381
                                                                    ---------       ---------
        Total liabilities and stockholders' equity                  $ 222,376       $ 110,910
                                                                    =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                                  YEAR ENDED JUNE 30,
(in thousands, except per share data)                     2000            1999            1998
                                                        ---------       ---------       ---------
Net sales:
     Sales                                              $ 117,682       $  89,255       $ 113,002
     Royalty and license revenue                            5,000            --              --
                                                        ---------       ---------       ---------
                                                          122,682          89,255         113,002
Cost of sales                                              82,434          60,585          75,402
                                                        ---------       ---------       ---------
Gross profit                                               40,248          28,670          37,600
Research and development expenses                          27,555          26,345          28,156
Selling, general and administrative expenses               16,899          16,576          18,964
                                                        ---------       ---------       ---------
Income (loss) from operations                              (4,206)        (14,251)         (9,520)
Gain on investments, net                                  114,984            --              --
Interest income, net                                        2,046           1,976           2,428
                                                        ---------       ---------       ---------
Income (loss) before provision for income taxes           112,824         (12,275)         (7,092)
Provision (benefit) for income taxes                       44,717             (80)         (1,986)
                                                        ---------       ---------       ---------
Net income (loss)                                       $  68,107       $ (12,195)      $  (5,106)
                                                        =========       =========       =========
Basic earnings (loss) per share                         $    5.07       $   (0.94)      $   (0.39)
                                                        =========       =========       =========

Shares used in computing basic per share amounts           13,423          12,978          13,007
                                                        =========       =========       =========

Diluted earnings (loss) per share                       $    4.43       $   (0.94)      $   (0.39)
                                                        =========       =========       =========

Shares used in computing diluted per share amounts         15,360          12,978          13,007
                                                        =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                            ACCUMULATED
                                              COMMON    ADDITIONAL                             OTHER
                                              STOCK      PAID-IN    TREASURY     RETAINED   COMPREHENSIVE   TOTAL      COMPREHENSIVE
(in thousands)                   SHARES       AMOUNT     CAPITAL     STOCK       EARNINGS       LOSS        EQUITY     INCOME (LOSS)
                                ---------   ---------   ----------  ---------    ---------  -------------  ---------   -------------
Balance at June 30, 1997           12,970   $      13   $  42,799   $  (1,085)   $  67,830    $    --      $ 109,557
Issuance of common stock              319        --         2,540        --           --           --          2,540
Purchase of treasury shares          --          --          --        (2,100)        --           --         (2,100)
Net loss                             --          --          --          --         (5,106)        --         (5,106)   $  (5,106)
                                -------------------------------------------------------------------------------------------------

Balance at June 30, 1998           13,289          13      45,339      (3,185)      62,724         --        104,891
Issuance of common stock              277           1       1,034        --           --           --          1,035
Income tax benefit on
     disqualifying disposition
     of common stock options         --          --           590        --           --           --            590
Purchase of treasury shares          --          --          --          (940)        --           --           (940)
Net loss                             --          --          --          --        (12,195)        --        (12,195)   $ (12,195)
                                -------------------------------------------------------------------------------------------------

Balance at June 30, 1999           13,566          14      46,963      (4,125)      50,529         --         93,381
Issuance of common stock              913        --         5,277        --           --           --          5,277
Purchase of treasury shares          --          --          --        (6,156)        --           --         (6,156)
Accumulated other
     comprehensive loss              --          --          --          --           --         (4,648)      (4,648)   $  (4,648)
Net income                           --          --          --          --         68,107         --         68,107       68,107
                                                                                                                        ---------
                                     --          --          --          --           --           --           --      $  63,459
                                -------------------------------------------------------------------------------------------------

Balance at June 30, 2000           14,479   $      14   $  52,240   $ (10,281)   $ 118,636    $  (4,648)   $ 155,961
                                ====================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


                                                                           YEAR ENDED JUNE 30,
(in thousands)                                                     2000            1999            1998
                                                                 ---------       ---------       ---------
Cash flows from operating activities:
     Net income (loss)                                           $  68,107       $ (12,195)      $  (5,106)
     Adjustments to reconcile net income to cash
     provided by operating activities:
          Depreciation and amortization                              3,418           4,241           3,532
          Provision for doubtful accounts and sales returns            430             488              49
          Non-cash gain on investments                            (114,984)           --              --
          Income tax benefit on disqualifying disposition
            of common stock options                                   --               590            --
          Changes in assets and liabilities:
              Accounts receivable                                    4,507          (3,334)         12,411
              Inventories                                            1,305           5,465          (2,850)
              Prepaid expenses and other current assets              2,194          (3,180)            (65)
              Other assets                                             (21)           (258)           (214)
              Deferred income taxes, net                            41,312           2,266             787
              Accounts payable                                       1,057           2,908         (10,916)
              Accrued expenses                                       5,355           1,348          (4,898)
              Income taxes payable                                   3,401               1            (474)
              Minority interest in subsidiary                        1,069            --              --
                                                                 ---------       ---------       ---------
     Net cash provided by (used in) operating activities            17,150          (1,660)         (7,744)
                                                                 ---------       ---------       ---------
Cash flows from investing activities:
     Sales (purchases) of short-term investments, net                 --            13,970          16,230
     Purchases of property and equipment                            (1,206)         (2,588)         (3,834)
     Investment in joint venture                                      --              --            (9,658)
     Long-term investments                                          (8,096)           --            (2,000)
                                                                 ---------       ---------       ---------
     Net cash provided by (used in) investing activities            (9,302)         11,382             738
                                                                 ---------       ---------       ---------
Cash flows from financing activities:
     Issuance of common stock                                        5,277           1,035           2,540
     Repayment of capital leases                                      (397)           (264)           (263)
     Purchase of treasury stock                                     (6,156)           (940)         (2,100)
                                                                 ---------       ---------       ---------
     Net cash provided by (used in) financing activities            (1,276)           (169)            177
                                                                 ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                 6,572           9,553          (6,829)
Cash and cash equivalents at beginning of year                      32,469          22,916          29,745
                                                                 ---------       ---------       ---------
Cash and cash equivalents at end of year                         $  39,041       $  32,469       $  22,916
                                                                 =========       =========       =========
Supplemental disclosure of cash flow information:
     Cash paid during the year for income taxes                  $    --         $    --         $     544


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    Trident Microsystems, Inc. (the "Company") designs, develops and markets integrated circuits for videographics, multimedia and digital process television products for the desktop and portable PC market and consumer television market.

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

    Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments in money market accounts and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase. The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as other comprehensive income or loss until realized.

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

    Investments. Equity investments of less than 20% wherein the Company does not have the ability to exert significant influence are accounted for using the cost method.

    Revenue Recognition. Revenue from product sales is recognized upon shipment. Provision is made for expected sales returns and allowances when revenue is recognized. The Company has limited control over the extent to which products sold to distributors are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors. The Company provides reserves for returns and allowances for distributor inventories. These reserves are based on the Company's estimates of inventory held by its distributors and the expected sell through of its products by its distributors. Actual results could differ from these estimates. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    Comprehensive income. Effective July 1, 1998, the Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their components in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position. Foreign currency translation and unrealized gains and losses on short-term investments are comprehensive income items applicable to the Company, and are to be reported as a separate adjustment to equity as "Accumulated other comprehensive income."

    New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133"). Accounting for Derivatives Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2001 and management foes not expect a material impact on the Company's statements.

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these financial statements for all periods presented.

    In March 2000, the FASB issued FASB Interpretation No. 44 or FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," and interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    modifications to the terms of a previously fixed stock option or award and
    (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not and is not expected to have a material impact on the Company's financial position or results of operations.

2.  BALANCE SHEET COMPONENTS


                                                                 JUNE 30,
(in thousands)                                             2000           1999
                                                         --------       --------
Accounts receivable:
    Trade accounts receivable                            $  7,191       $ 12,147
    Less: allowance for doubtful accounts                  (1,099)        (1,118)
                                                         --------       --------
                                                         $  6,092       $ 11,029
                                                         ========       ========
Inventories:
    Work in process                                      $    346       $    850
    Finished goods                                          3,030          3,831
                                                         --------       --------
                                                         $  3,376       $  4,681
                                                         ========       ========
Property and Equipment:
    Machinery and equipment                              $ 15,788       $ 17,905
    Furniture and fixtures                                  1,695          2,042
    Leasehold improvements                                    651          1,296
                                                         --------       --------
                                                           18,134         21,243
    Less: accumulated depreciation and amortization       (14,233)       (15,130)
                                                         --------       --------
                                                         $  3,901       $  6,113
                                                         ========       ========
Accrued expenses:
    Compensation accruals                                $  2,497       $  2,826
    Sales allowances                                        1,657            602
    Nonrecurring engineering charges                        2,382            714
    Other                                                   5,995          3,395
                                                         --------       --------
                                                         $ 12,531       $  7,537
                                                         ========       ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.      NET INCOME (LOSS) PER SHARE

        Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:


                                                   YEAR ENDED JUNE 30,
(in thousands, except per share data)        2000          1999           1998
                                           --------      --------       --------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)                          $ 68,107      $(12,195)      $ (5,106)
                                           ========      ========       ========
Weighted average common shares               13,423        12,978         13,007
                                           ========      ========       ========
Basic net income (loss) per share          $   5.07      $  (0.94)      $  (0.39)
                                           ========      ========       ========
DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss)                          $ 68,107      $(12,195)      $ (5,106)
                                           ========      ========       ========
Weighted average common shares               13,423        12,978         13,007
Dilutive common stock equivalents             1,937          --             --
                                           --------      --------       --------
Weighted average common shares
  and equivalents                            15,360        12,978         13,007
                                           ========      ========       ========
Diluted net income (loss) per share        $   4.43      $  (0.94)      $  (0.39)
                                           ========      ========       ========

4.      GAIN ON INVESTMENTS

        Investment in Joint Venture. In August 1995 the Company made an investment of $49.3 million in United Integrated Circuits Corporation
        (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC. and, as a result of this merger, the Company owned approximately 46.5 million shares of UMC in January 2000. Accordingly, a non-operating pretax gain of $117 million was reported in the statement of operations for the quarter end March 31, 2000. The gain represented the difference between the cost of the previous investment in UICC, and the quoted market price of the UMC shares on the Taiwan Stock Exchange as of the date that UMC acquired UICC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000. The total shares of the Company's investments in UMC equaled approximately
        55.8 million shares as of June 30, 2000 which represented about 0.5% of the outstanding stock of UMC. The Company has not determined whether or when it will sell such shares and the shares may be subject to trading or other restrictions. The Company continues to have a guaranteed wafer supply from UMC approximately the same in quantity as it had with UICC. During the quarter ended March 31, 2000, an investment in Rise Technology in the amount of $2 million was deemed unrecoverable by the management of the Company and written off. Therefore, net gain on investments for the twelve months ended June 30, 2000, equals approximately $115 million.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between January 3, 2000 and June 30, 2000, the market value of the Company's short-term investments in UMC declined by $4.6 million, and that unrealized loss is included in equity as accumulated other comprehensive loss.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.  INCOME TAXES

    The components of income (loss) before taxes are as follows:

                                                                         YEAR ENDED JUNE 30,
    (in thousands)                                               2000            1999            1998
                                                               ---------       ---------       ---------
    Income (loss) subject to domestic income taxes only        $ 116,435       $  (1,523)      $     148
    Income (loss) subject to foreign income taxes, and in
            certain cases, domestic income taxes                  (3,611)        (10,752)         (7,240)
                                                               ---------       ---------       ---------
                                                               $ 112,824       $ (12,275)      $  (7,092)
                                                               =========       =========       =========

    The provision (benefit) for income taxes is comprised of the following:

                                                  YEAR ENDED JUNE 30,
    (in thousands)                         2000           1999           1998
                                         --------       --------       --------
    Current:
       Federal                           $  2,645       $ (2,374)      $ (2,411)
       State                                  454           --             (362)
       Foreign                                306             28           --
                                         --------       --------       --------
                                            3,405         (2,346)        (2,773)
                                         --------       --------       --------
    Deferred:
       Federal                             35,266          2,266            391
       State                                6,046           --              396
                                         --------       --------       --------
                                           41,312          2,266            787
                                         --------       --------       --------
                                         $ 44,717       $    (80)      $ (1,986)
                                         ========       ========       ========

    The deferred tax assets (liabilities) are comprised of the following:

                                                              JUNE 30,
    (in thousands)                                      2000           1999
                                                      --------       --------
    Deferred tax assets:
       Vacation, bonus and other accruals             $  1,214       $  1,066
       Allowances, reserves and other                    1,233            433
       Research and development credits                  4,053          2,567
       Net operating losses                                  6            550
       Other                                             1,052            800
                                                      --------       --------
                                                         7,558          5,416
       Valuation allowance                                --           (5,416)
    Deferred tax liabilities:
       Capital gains not recognized for tax            (43,770)          --
       Unremitted earnings of foreign subsidiary        (7,450)        (2,350)
                                                      --------       --------
                                                      $(43,662)      $ (2,350)
                                                      ========       ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        As of June 30, 2000, the Company determined that a valuation allowance on its deferred tax assets was no longer necessary. The realization of deferred tax assets is more likely than not to occur as a result of gains on investments.

        The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

                                                            YEAR ENDED JUNE 30,
    (in thousands)                                    2000          1999          1998
                                                     ------        ------        ------
    Federal statutory rate                             35.0%        (35.0)%       (35.0)%
    State taxes, net of federal tax benefit             5.0          --            (3.2)
    Research and development credit                    (1.3)         --           (17.8)
    Foreign earnings subject to lower tax rates         5.8          --            13.7
    Valuation allowance                                (4.8)         29.5          16.4
    Other                                               0.2           4.8          (2.1)
                                                     ------        ------        ------
    Effective income tax rate                          39.9%         (0.7)%       (28.0)%
                                                     ------        ------        ------

        The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary's undistributed earnings as of June 30, 2000.

6.  STOCK-BASED COMPENSATION

        Stock Purchase Plans. In October 1998, the Board of Directors of the Company (the "Board") adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee's compensation. The purchase price per share at which the shares of the Company's common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal years 2000 and 1999, 178,000 and 108,000 shares were issued under the 1998 Employee Stock Purchase Plan, respectively. During fiscal years 1999 and 1998, 144,000 and 137,000 shares were issued under the 1992 Employee Stock Purchase Plan, respectively.

        Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2000, shares of common stock reserved for issuance upon exercise of the stock options aggregated 7,055,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        The following table summarizes the option activities for the years ended June 30, 1998, 1999 and 2000:

                                                                             WEIGHTED
                                                OPTIONS        OPTIONS       AVERAGE        OUTSTANDING
                                             AVAILABLE FOR    NUMBER OF      EXERCISE        PRICE PER
    (in thousands, except per share data)       GRANT         OPTIONS         PRICE            OPTION
                                             -------------    --------       --------      -------------
    Balance, June 30, 1997                        1,066          3,850                     $ 1.05-$34.38
    Options granted                              (3,478)         3,478       $   9.39      $ 5.00-$18.00
    Options exercised                              --             (192)      $   7.37      $ 1.55-$10.25
    Options canceled                              2,834         (2,834)      $  11.72      $ 1.55-$21.50
                                               --------       --------                     -------------

    Balance, June 30, 1998                          422          4,302                     $ 1.05-$34.38

    Additional shares reserved                      625           --
    Options granted                              (5,127)         5,127       $   3.58      $ 2.63-$ 6.38
    Options exercised                              --              (26)      $   3.50      $ 3.50-$ 3.50
    Plan shares expired                             (85)          --
    Options canceled                              4,534         (4,534)      $   7.83      $ 1.55-$34.38
                                               --------       --------                     -------------

    Balance, June 30, 1999                          369          4,869                     $ 1.05-$34.38
    Additional shares reserved                     --             --
    Options granted                                (256)           256       $   8.07      $ 7.50-$14.25
    Options exercised                              --             (734)      $   3.54      $ 2.63-$ 8.63
    Plan shares expired                            --             --
    Options canceled                                675           (675)      $   3.96      $ 1.55-$13.31
                                               --------       --------                     -------------

    Balance, June 30, 2000                          788          3,716                     $ 1.05-$34.38
                                               ========       ========                     =============


        At June 30, 2000, 1999 and 1998, options for 1,789,000, 1,637,000, and
        1,293,000 shares of common stock were vested but not exercised, respectively. In October 1998, the Company canceled 3,643,000 outstanding options with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        The following table summarizes information about stock options outstanding at June 30, 2000:


                                Options Outstanding                                     Options Exercisable
                         (in thousands except per share data)                      (in thds except per share data)
    ---------------------------------------------------------------------------    -------------------------------
                              Number         Weighted Average       Weighted          Number          Weighted
        Range of            Outstanding          Remaining          Average         Exercisable       Average
    Exercise Prices          6/30/00         Contractual Life    Exercise Price     at 6/30/00     Exercise Price
    ---------------------------------------------------------------------------    -------------------------------
    $ 1.05 - $  3.38            421                 7.1              $ 2.88              179          $ 2.62
    $ 3.50 - $  3.50          2,225                 8.3              $ 3.50            1,377          $ 3.50
    $ 3.88 - $  7.75            990                 8.6              $ 5.51              167          $ 4.96
    $ 7.94 - $ 34.38             80                 6.8              $17.62               66          $19.27
    ----------------          -----                 ---              ------            -----          ------
    $ 1.05 - $ 34.38          3,716                 8.2              $ 4.27            1,789          $ 4.13
    ----------------          -----                 ---              ------            -----          ------


FAIR VALUE PRESENTATION.

        Had compensation cost for the Company's stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been further adjusted to the pro forma amounts as follows:

                                                      Year Ended June 30,
    (in thousands except per share data)        2000          1999           1998
                                              --------      --------       --------
    Net income (loss):
       As reported                            $ 68,107      $(12,195)      $ (5,106)
                                              --------      --------       --------
       Pro forma                              $ 62,740      $(20,283)      $(11,377)
                                              --------      --------       --------
    Net income (loss) per share:
       As reported:
          Basic                               $   5.07      $  (0.94)      $  (0.39)
                                              --------      --------       --------
          Diluted                             $   4.43      $  (0.94)      $  (0.39)
                                              --------      --------       --------
       Pro forma:
          Basic                               $   4.67      $  (1.56)      $  (0.87)
                                              --------      --------       --------
          Diluted                             $   4.08      $  (1.56)      $  (0.87)
                                              --------      --------       --------

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively:

                                                        Year Ended June 30,
                                                2000               1999               1998
                                            -------------      -------------      -------------
    Stock Options Plans
       Expected dividend yield                   --                 --                 --
       Expected stock price volatility           65%                79%                69%
       Risk-free interest rate              6.02% - 6.51%      4.18% - 5.52%      5.61% - 5.99%
       Expected life (years)                      5                  5                  5
    Stock Purchase Plan
       Expected dividend yield                   --                 --                 --
       Expected stock price volatility        58% - 67%          71% - 82%          62% - 72%
       Risk-free interest rate              6.37% - 7.06%      3.95% - 5.09%      5.30% - 5.52%
       Expected life (years)                    0.5                0.5                0.5

        Weighted average fair value of options granted were $4.85, $2.40 and $5.78 for fiscal years 2000, 1999 and 1998, respectively.

        Stock Repurchases. On April 13, 2000, the Board of Directors approved an extension of the $20 million stock repurchase program, originally approved in April 1998, for another twelve months starting from April 30, 2000 to April 30, 2001. During fiscal years 2000, 1999 and 1998,
        680,000, 161,000 and 274,500 shares of common stock were repurchased for $6.2 million, $0.9 million and $2.1 million under this Plan, respectively. During fiscal year 1997, 100,000 shares of common stock were repurchased for $1.1 million.

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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.  GEOGRAPHIC SEGMENT INFORMATION

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

                                    UNITED
        (in thousands)              STATES        TAIWAN        JAPAN        HONG KONG      CHINA         OTHERS     CONSOLIDATED
                                   --------      --------      --------      ---------     --------      --------    ------------
        Fiscal Year 2000:
            Product sales          $  1,217      $ 51,484      $ 33,008      $  9,578      $      2      $ 22,393      $117,682
            Long-lived assets         2,172           494          --              10         1,225          --           3,901

        Fiscal Year 1999:
            Product sales          $ 23,832      $ 23,892      $ 22,057      $ 14,719      $   --        $  4,755      $ 89,255
            Long-lived assets         4,388           842          --              77           806          --           6,113

        Fiscal Year 1998:
            Product sales          $ 17,166      $ 36,455      $ 24,265      $ 27,658      $   --        $  7,458      $113,002
            Long-lived assets         6,116           906          --             167           577          --           7,766

        Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

        The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 99%, 73% and 84% for fiscal years June 30, 2000, 1999 and 1998, respectively. Export sales to third party customers outside of the United States totaled $1,238,000, $193,000, and $240,000, respectively.

9.  COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

        Capital Leases. At June 30, 2000, leased capital assets and related accumulated depreciation included in property, plant and equipment were $1,285,000 and $1,218,000 respectively, and total capital lease obligations were $69,000. Total future minimum lease payments under the capital lease at June 30, 2000 are $ 41,000, and $30,000 in fiscal years 2001 and 2002, respectively.

        Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2003. Rental expense for the years ended June 30, 2000, 1999 and 1998 was $2,784,000, $2,406,000 and $2,127,000, respectively. Total future minimum lease payments under operating leases at June 30, 2000 were $1,831,000, $1,481,000 and $13,000 in fiscal years 2001, 2002 and 2003, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        Concentration of Sales and Credit Risks. In the twelve months ended June 30, 2000, sales to three customers Compaq, Fujitsu , and Toshiba accounted for 18%, 11%, and 10% of net sales, respectively. Two customers, Fujitsu and Innoquest, comprised 13% and 12% of the Company's net sales for the year ended June 30, 1999. Two customers, Union Computer and Fujitsu, comprised 15% and 11% of the Company's net sales for the year ended June 30, 1998.

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

10.  CONTINGENCIES

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit against the Company. The management believes that the Company has meritorious defenses against NeoMagic's action and intends to defend itself vigorously. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, fraud, misappropriation of trade secrets, breach of fiduciary duty, specific performance, breach of confidence, inducement of breach of contract, intentional interference with economic relations, recission and unfair competition, patent infringement and copyright infringement. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they have agreed to resolve all pending lawsuits. Under the terms of the agreement, the Company will receive USD $10.17 million payable in two installments from VIA for a desktop software driver license fee, contingent on the dismissal of all pending lawsuits in the US and Taiwan, which is not in complete control of Trident and VIA. The first installment of $6.17 million will be paid seven days after the dismissal of the Lawsuit and the Taiwan Action. The second installment of $4.0 million will be paid ninety days after the first installment. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute products in the notebook market and VIA having the exclusive right to distribute products in the desktop market. On June 30, 2000, the Company also reached an agreement with VIA and released the Blade 3D source code which generated royalty and license revenue of $5 million for the year ended June 30, 2000.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                Signature                                              Title
------------------------------------------            ---------------------------------------
/s/ Frank C. Lin                                      President, Chief Executive Officer and
------------------------------------------            Chairman of the Board (Principal
(Frank C. Lin)                                        Executive Officer)


/s/ Peter Jen                                         Senior Vice President, Asia Operations
------------------------------------------            and Chief Accounting Officer (Principal
(Peter Jen)                                           Financial and Accounting Officer)


/s/ Glen M. Antle                                     Director
------------------------------------------
(Glen M. Antle)

/s/ Yasushi Chikagami                                 Director
------------------------------------------
(Yasushi Chikagami)

/s/ John Luke                                         Director
------------------------------------------
(John Luke)


/s/ Millard Phelps                                    Director
------------------------------------------
(Millard Phelps)

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

                                                                                       Page
      Exhibit       Description                                                       Number
      -------       -----------                                                       ------
      3.1           Restated Certificate of Incorporation.(1)
      3.2           Bylaws of Trident Delaware Corporation, a Delaware
                    corporation.(2)
      4.1           Reference is made to Exhibits 3.1 and 3.2.
      4.2           Specimen Common Stock Certificate.(2)
      4.3           Form of Rights Agreement between the Company and ChaseMellon
                    Shareholder Services, LLC, as Rights Agent (including as
                    Exhibit A the form of Certificates of Designation,
                    Preferences and Rights of the Terms of the Series A
                    Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).
                    (3)
      10.5(*)       1990 Stock Option Plan, together with forms of Incentive
                    Stock Option Agreement and Non-statutory Stock Option
                    Agreement.(2)
      10.6(*)       Form of the Company's Employee Stock Purchase Plan.(2)
      10.7(*)       Summary description of the Company's Fiscal 1992 Bonus
                    Plan.(2)
      10.8(*)       Form of the Company's Fiscal 1993 Bonus Plan.(2)
      10.9(*)       Summary description of the Company's 401(k) plan.(2)
      10.10(*)      Form of Indemnity Agreement for officers, directors and
                    agents.(2)
      10.12(*)      Form of Non-statutory Stock Option Agreement between the
                    Company and Frank C. Lin.(4)
      10.13(*)      Form of 1992 Stock Option Plan amending and restating the
                    1990 Stock Option Plan included as Exhibit 10.5.(2)
      10.14         Sublease Agreement dated November 23, 1998 between the
                    Company and Applied Materials, Inc. for the Company's
                    principal offices located at 2450 Walsh Avenue, Santa Clara,
                    California.(4)
      10.16         Foundry Venture Agreement dated August 18, 1995 by and
                    between the Company and United Microelectronics
                    Corporation.(5)(8)
      10.17(*)      Form of 1998 Stock Option Plan which replaces the 1992 Stock
                    Option Plan. (6)
      21.1          List of Subsidiaries.(7)                                            45
      23.1          Consent of Independent Accountants.(7)                              46
      24.1          Power of Attorney (See page 45).(7)
      27.1          Financial Data Schedule (EDGAR version only)(7)                     47


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