Form 10-Q
period 2000-09-30
TRIDENT MICROSYSTEMS INC
filed 2000-11-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes [X]        No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at September 30, 2000 was 12,902,827.

This document (including exhibits) contains 20 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----

                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

        Condensed Consolidated Balance Sheet - September 30, 2000 and
             June 30, 2000                                                                          3

        Condensed Consolidated Statement of Operations for the three months
             ended September 30, 2000 and 1999                                                      4

        Condensed Consolidated Statement of Cash Flows for the three months
             ended September 30, 2000 and 1999                                                      5

        Notes to the Condensed Consolidated Financial Statements                                    6

Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                              9

Item 3: Quantitative and Qualitative Disclosures About Market Risk                     Not Applicable


                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                          17

Item 2: Changes in Securities                                                          Not Applicable

Item 3: Defaults upon Senior Securities                                                Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                              Not Applicable

Item 5: Other Information                                                                          18

Item 6: Exhibits and Reports on Form 8-K                                                           19

Signatures                                                                                         20

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS


                                                      September 30,      June 30,
                                                           2000            2000
                                                      -------------     ---------
Current assets:
    Cash and cash equivalents                           $  27,677       $  39,041
    Short-term investments - UMC                           81,274         110,665
    Accounts receivable, net                               12,296           6,092
    Inventories                                             6,796           3,376
    Prepaid expenses and other assets                       1,450           2,222
                                                        ---------       ---------
        Total current assets                              129,493         161,396

 Property and equipment, net                                3,655           3,901
 Long-term investments - UMC                               48,049          48,049
 Long-term investments - Others                            11,896           8,096
 Other assets                                                 803             934
                                                        ---------       ---------
        Total assets                                    $ 193,896       $ 222,376
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $  13,183       $   7,324
    Accrued expenses and other liabilities                 13,230          12,531
    Deferred income tax                                    12,977          24,734
    Income taxes payable                                    1,751           1,596
                                                        ---------       ---------
        Total current liabilities                          41,141          46,185
    Deferred income taxes non-current                      18,928          18,928
    Other long-term liabilities                                37              46
    Minority interest in subsidiary                         1,256           1,256
                                                        ---------       ---------
        Total liabilities                                  61,362          66,415
                                                        ---------       ---------

 Stockholders' equity:
    Common stock and additional paid-in capital            53,597          52,254
    Retained earnings                                     119,171         118,636
    Accumulated other comprehensive loss                  (22,282)         (4,648)
    Treasury stock, at cost                               (17,952)        (10,281)
                                                        ---------       ---------
        Total stockholders' equity                        132,534         155,961
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 193,896       $ 222,376
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

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------
Net sales                                               $ 36,057      $ 24,079

Cost of sales                                             26,667        16,455
                                                        --------      --------

Gross profit                                               9,390         7,624

Research and development expenses                          5,546         6,336

Sales, general and administrative expenses                 3,683         3,736
                                                        --------      --------

Income (loss) from operations                                161        (2,448)

Interest income, net                                         544           430
                                                        --------      --------

Income (loss) before income taxes                            705        (2,018)

Provision for income taxes                                   171            --
                                                        --------      --------

Net income (loss)                                       $    534      $ (2,018)
                                                        ========      ========

Basic earnings (loss) per share                         $   0.04      $  (0.15)
                                                        ========      ========

Shares used in computing basic per share amounts          13,105        13,161
                                                        ========      ========

Diluted earnings (loss) per share                       $   0.04      $  (0.15)
                                                        ========      ========

Shares used in computing diluted per share amounts        14,620        13,161
                                                        ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                               Three Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $    534       $ (2,018)
     Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                                        635            905
             Provision for doubtful accounts and sales returns                     --           (766)
             Changes in assets & liabilities:
                Accounts receivable                                            (6,204)         1,450
                Inventories                                                    (3,420)        (2,508)
                Prepaid expenses and other current assets                         772             74
                Other assets                                                      131           (396)
                Accounts payable                                                5,859          1,736
                Accrued expenses and other liabilities                            700            532
                Income taxes payable                                              155             --
                                                                             --------       --------
                    Net cash used in operating activities                        (838)          (991)
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                  (3,800)            --
     Purchase of property and equipment                                          (389)          (175)
                                                                             --------       --------
                    Net cash used in investing activities                      (4,189)          (175)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                   1,343            607
     Repayment of capital leases                                                   (9)          (105)
     Purchase of treasury stock                                                (7,671)            --
                                                                             --------       --------
                    Net cash (used in) provided by financing activities        (6,337)           502
                                                                             --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (11,364)          (664)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               39,041         32,469
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 27,677       $ 31,805
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

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

        In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2001.

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

NOTE 3  INVENTORIES

         Inventories consisted of the following (in thousands):

                                          September 30,        June 30,
                                              2000               2000
                                          -------------        --------
           Work in process                   $1,120            $  346
           Finished goods                     5,676             3,030
                                             ------            ------
                                             $6,796            $3,376
                                             ------            ------

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

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
(in thousands, except per share data)                    2000            1999
                                                       --------        --------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                                         $    534        $ (2,018)
Weighted average common shares                           13,105          13,161
                                                       ========        ========
Basic net income (loss) per share                      $   0.04        $  (0.15)
                                                       ========        ========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                                         $    534        $ (2,018)
                                                       ========        ========
Weighted average common shares                           13,105          13,161
Dilutive common stock equivalents                         1,515              --
                                                       --------        --------
Weighted average common shares
  and equivalents                                        14,620          13,161
                                                       ========        ========
Diluted net income (loss) per share                    $   0.04        $  (0.15)
                                                       ========        ========

NOTE 5 CONTINGENCIES

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit against the Company. The management believes the Company has meritorious defenses against NeoMagic's action and intends to defend ourselves vigorously. However, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

         On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, patent infringement and other matters. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company is to recognize $10.17 million in royalty revenue during the quarter ended December 31, 2000 relating to the lawsuit settlement. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute such products in the notebook market and VIA having the exclusive right to distribute such products in the desktop market.


NOTE 6 ACCUMULATED COMPREHENSIVE LOSS ON SHORT-TERM INVESTMENTS

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between January 3, 2000 and September 30, 2000, the market value of the Company's short-term investment in United Microelectronics Corporation ("UMC") declined by $22.3 million, and that unrealized loss is included in equity as accumulated other comprehensive loss.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of net sales for the three months ended September 30, 2000 and 1999:


                                                           Three Months Ended
                                                              September 30,
                                                         ---------------------
                                                          2000           1999
                                                         ------         ------
Net sales                                                 100.0%         100.0%
Cost of sales                                              74.0           68.3
                                                         ------         ------
Gross margin                                               26.0           31.7
Research and development expenses                          15.4           26.3
Selling, general and administrative expenses               10.2           15.6
                                                         ------         ------
Income (loss) from operations                               0.4          (10.2)
Interest income, net                                        1.6            1.8
                                                         ------         ------
Income (loss) before income taxes                           2.0           (8.4)
Provision for income taxes                                  0.5            0.0
                                                         ------         ------
Net income (loss)                                           1.5%          (8.4)%
                                                         ======         ======


Net Sales

        Net sales for the three months ended September 30, 2000 were $36.1 million, an increase of 50% over the $24.1 million reported in the three months ended September 30, 1999. The sales increase from the three months ended September 30, 1999 was predominantly due to increased sales of 3D notebook products. Notebook and desktop products accounted for 89% and 8% of net sales, respectively, in the three months ended September 30, 2000, and 72% and 25% of net sales, respectively, for the three months ended September 30, 1999.

        Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our net sales in the three months ended September 30, 2000, up from approximately 96% in the three months ended September 30, 1999. We expect Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 0.2% of net sales in the three months ended September 30, 2000, a decrease from approximately 4.0% in the three months ended September 30, 1999. In the three months ended September 30, 2000, sales to three customers Arima, Quanta, and Via accounted for 28%, 21%, and 13% of net sales, respectively. In the three months ended September 30, 1999, sales to two customers Inno Micro, and Toshiba accounted for 31%, and 17% of net sales, respectively.

        We plan from time to time to introduce new and higher performance graphics controller, multimedia products, and non-PC graphics products which we will seek to sell to existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area including digital TV applications. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and in significant part upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if our products are developed and shipped on a timely basis, there can be no assurance that the products will be well accepted in the market place, or that we will experience success in the new product markets.


Gross Profit

        Gross profit increased to $9.4 million for the three months ended September 30, 2000, up from $7.6 million in the three months ended September 30, 1999. The increase was primarily the result of higher sales volume in 3D notebook products. The gross margin as a percentage of net sales for the three months ended September 30, 2000, decreased to 26% of net sales as compared to 32% for the three months ended September 30, 1999. The decrease in gross margin as a percentage of sales can be primarily attributed to an increase in the cost of integrated notebook chips.

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


Research and Development

        Research and development expenses for the three months ended September 30, 2000 decreased to $5.5 million from $6.3 million for the September 30, 1999 three month period. As a percent of net sales, research and development expenses decreased to 15% for the three months ended September 30, 2000, from 26% of net sales for the three months ended September 30, 1999. The decrease in research and development expenses in actual dollars for the three months ended September 30, 2000 from September 30, 1999, can be attributed primarily to a reduction in our research and development headcount, and the concentration of our research and development efforts on only those products with the greatest revenue generating potential.


Selling, General and Administrative

         Selling, general and administrative expenses remained approximately unchanged at $3.7 million in the three months ended September 30, 2000, and in the three months ended September 30, 1999. As a percent of net sales, selling, general and administrative expenditures decreased to 10% of net sales for the three months ended September 30, 2000, from 16% of net sales in the three months ended September 30, 1999. The decrease in selling, general and administrative expenditures as a percentage of net sales can be attributed primarily to our cost reduction efforts. The Company will continue to monitor and control its selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates. Interest income increased to $544,000 in the three months ended September 30, 2000, from $430,000 in the same prior year period. The increase from the three months ended September 30, 1999 is primarily the result of higher average cash levels invested during the three months ended September 30, 2000.


Provision for Income Taxes

        Provision for income taxes for the three months ended September 30, 2000 was $171,000. As a percentage of income before income taxes, the effective income tax rate was approximately 24%. The effective rate was below the U.S. statutory rate because operations in foreign countries were subject to lower income tax rates. No provision was taken for the three months ended September 30, 1999 due to the Company's net loss.


Comprehensive Income

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between January 3, 2000 and September 30, 2000, the market value of the Company's short-term investment in United Microelectronics Corporation ("UMC") declined by $22.3 million, and that unrealized loss is included in equity as accumulated other comprehensive loss.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, our principal sources of liquidity included cash and cash equivalents of $27.7 million as well as short-term investments of $81.3 million. In the three months ended September 30, 2000, $838,000 of cash was used in operations, compared to the three months ended September 30, 1999, in which $991,000 of cash was used in operations. The decrease in cash for the three months ended September 30, 2000, due to operating activities, was mainly the result of an increase in accounts receivable and inventories, offset in part by an increase in accounts payable. Capital expenditures were $389,000 for the three months ended September 30, 2000, compared to $175,000 for the three months ended September 30, 1999.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        On April 13, 2000, our Board of Directors approved an extension of the $20 million stock repurchase program, originally approved in April 1998, for another twelve months starting from April 30, 2000 to April 30, 2001. During the three months ended September 30, 2000, 734,000 shares of common stock were repurchased for $7.7 million under this Plan. During fiscal years 2000, 1999 and 1998, 680,000, 161,000 and 274,500 shares of common stock were repurchased for $6.2 million, $0.9 million and $2.1 million under this Plan, respectively.

        In October 1999, our Board of Directors authorized a one year budget of $20.0 million allowing our President and executive officers to make investments, with no more than $3.0 million in any one company or technology. For the three months ended September 30, 2000 cumulative purchases of investments totaled $11.9 million. Substantially all of these investments are in private companies developing technologies in areas in which the Company is focusing. On April 13, 2000, subject to the closing of the investment in Trident described in the paragraph immediately below, our Board of Directors approved an increase in the annual budget of investments to $50.0 million.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of the Company's common stock to Unipac and 3,173,484 shares of the Company's common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, the Trident board of directors approved an amendment to the existing agreement upon the request of these corporate investors. Under the terms of the amended agreement, the Company agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long term strategic relationship and further strengthen the Company's cash position for future strategic expansion. Closing of this transaction is contingent upon governmental and NASD regulatory approval, and other customary closing conditions. To date the conditions have not been satisfied. While the Company is working toward completing the conditions, the Company is also considering its alternatives with respect to this transaction, including amending the agreement. As a result the timing of the transaction is uncertain and it is possible that the transaction may not be completed.

        On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company is to recognize $10.17 million in royalty revenue during the quarter ended December 31, 2000 relating to the lawsuit settlement.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING LOSS IN FISCAL YEAR 2000

         We have experienced operating losses for the fiscal year ending June 30, 2000. Future performance will substantially depend upon numerous factors, such as:

        - timely introduction of new products and product enhancements to the marketplace;

        - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

        -   fluctuating price levels for our products.

        Trident's management is trying to expedite new product launching and to control operating expenses. However, there is no guarantee that management's efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place and the Company's efforts in new markets such as DPTV and the company's need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

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

        -   uncertain demand in new markets in which we have limited experience;

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

        - delay of joint development efforts due to unexpected market conditions; and

        -   length of sales cycle.


RELIANCE ON FEW KEY ACCOUNTS

        To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. If any of our large distributors or customers stops or delays purchases, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers. Our distributor and customer agreements generally are not exclusive, and there is no obligation to renew agreements, and minimum purchases are generally not required.

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

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We have developed a DPTV(TM)-DX product for the digital television markets in China, Japan, Korea and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. However, we believe that DPTV products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV market even though competitors are substantially more experienced than we are in this market.

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

UNSTABLE STOCK PRICE

        The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by the Company or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stock in high-technology companies in particular, could cause the price of Trident's stock to fluctuate from time to time.

POTENTIAL DILUTION OF SHAREHOLDERS' INTEREST

        As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are very aggressively seeking investment opportunities in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership.

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

        We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

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

UNCERTAINTY OF BUSINESS RESTRUCTURING

        Continuing our strategic expansion into the internet appliance and digital TV marketplace, Trident is now structured into two business units: the videographics/communications business unit and the digital media business unit. The videographics/communications business unit continues the Company's entire 3D videographics business with worldwide PC OEMs, and intends to explore and expand into System-On-Chip (SOC) solutions for internet appliances and visual video communication. It is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from the Company's single-chip digital television video processor DPTV entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our graphics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technology Incorporated subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technology Incorporated subsidiary will be developing the LCD Panel Pro product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as a sales representative for us in the China market. As of September 30, 2000, we currently own a majority interest in both Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $5.0 million and $2.4 million respectively, as of September 30, 2000. It is our intention to spin-off these subsidiaries during our fiscal year 2001. However, there are organizational, operational and marketing factors that may delay the spin-off of these subsidiaries, and no assurance can be given that these subsidiaries will be profitable in the future.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK`

         Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On December 14, 1998, NeoMagic Corporation (NASDAQ: NMGC), filed suit in the United States District Court for the District of Delaware against the Company. The suit alleges that the Company's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. The Company intends to defend vigorously the litigation which was filed against it, and the Company will take every step possible to protect the interests of its customers and shareholders. On January 25, 1999, the Company filed a counter claim in the United States District Court for the District of Delaware against NeoMagic Corporation. The counter claim alleges an attempted monopolization in violation of the antitrust laws, arising from NeoMagic's patent infringement filing against the Company. On March 25, 1999, NeoMagic Corporation filed a motion for summary judgement requesting that the Company's counter claim be dismissed, but the counterclaim was severed and will be tried only if and after Trident prevails on NeoMagic's infringement claims. The case is currently set for trial on January 16, 2001 in Delaware. Trident and NeoMagic each have motions for summary judgment pending which have been fully briefed and argued but not yet decided by the Court.

        On April 19, 2000, VIA Technologies, Inc. and the Company announced that they have agreed to resolve all pending lawsuits. Both parties agreed to enter a settlement agreement in order to better focus on respective businesses and avoid the costs, time and distractions of the lengthy legal process. The Company is to recognize $10.17 million in royalty revenue during the quarter ended December 31, 2000 relating to the lawsuit settlement. The agreement also continues the right of each party to distribute a jointly developed product with Trident retaining the exclusive right to distribute products in the notebook market and VIA having the exclusive right to distribute products in the desktop market.

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

         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4:  SUBMISSIONS OF MATTERS TO VOTE BY SECURITY HOLDERS

         Not applicable

ITEM 5:  OTHER INFORMATION

         Continuing our strategic expansion into the internet appliance and digital TV marketplace, Trident is now structured into two business units: the videographics/communications business unit and the digital media business unit. The videographics/communications business unit continues the Company's entire 3D videographics business with worldwide PC OEMs, and intends to explore and expand into System-On-Chip (SOC) solutions for internet appliances and visual video communication. It is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from the Company's single-chip digital television video processor DPTV entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our graphics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful.

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

--------------------

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

        (b) Reports on Form 8-K

               Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2000, on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)




/s/ Frank Lin
-----------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)



/s/ Peter Jen
-----------------------------------
Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
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

--------------------

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