Form 10-Q
period 2000-12-31
TRIDENT MICROSYSTEMS INC
filed 2001-02-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


               2450 Walsh Ave. Santa Clara, California 95051-1303
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                               Yes [X]     No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 2000 was 13,037,312.



             This document (including exhibits) contains 21 pages.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                   Page
                                                                                                   ----
                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Information

        Condensed Consolidated Balance Sheet - December 31, 2000 and June 30, 2000                  3

        Condensed Consolidated Statement of Operations for the three months and six
             months ended December 31, 2000 and 1999                                                4

        Condensed Consolidated Statement of Cash Flows for the six months ended
             December 31, 2000 and 1999                                                             5

        Notes to the Condensed Consolidated Financial Statements                                    6

Item 2: Management's Discussion and Analysis of Financial Condition                                 9
         and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk                     Not Applicable


                                  PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                          18

Item 2: Changes in Securities                                                          Not Applicable

Item 3: Defaults upon Senior Securities                                                Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                              Not Applicable

Item 5: Other Information                                                                          19

Item 6: Exhibits and Reports on Form 8-K                                                           20

Signatures                                                                                         21

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)
                                     ASSETS

                                                       December 31,      June 30,
                                                          2000            2000
                                                       ------------     ---------
Current assets:
    Cash and cash equivalents                           $  28,978       $  39,041
    Short-term investments - UMC                           56,317         110,665
    Short-term investments - others                           642              --
    Accounts receivable, net                               10,913           6,092
    Inventories                                            10,445           3,376
    Prepaid expenses and other assets                       1,250           2,222
                                                        ---------       ---------
        Total current assets                              108,545         161,396
 Property and equipment, net                                3,569           3,901
 Long-term investments - UMC                               48,049          48,049
 Long-term investments - Others                            12,196           8,096
 Other assets                                                 805             934
                                                        ---------       ---------
        Total assets                                    $ 173,164       $ 222,376
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  13,206       $   7,324
    Accrued expenses and other liabilities                 11,591          12,531
    Deferred income tax                                     2,994          24,734
    Income taxes payable                                    2,929           1,596
                                                        ---------       ---------
        Total current liabilities                          30,720          46,185
    Deferred income taxes non-current                      18,928          18,928
    Other long-term liabilities                                28              46
    Minority interest in subsidiary                         1,152           1,256
                                                        ---------       ---------
        Total liabilities                                  50,828          66,415
                                                        ---------       ---------
 Stockholders' equity:
    Common stock and additional paid-in capital            54,270          52,254
    Retained earnings                                     123,275         118,636
    Accumulated other comprehensive loss                  (37,257)         (4,648)
    Treasury stock, at cost                               (17,952)        (10,281)
                                                        ---------       ---------
        Total stockholders' equity                        122,336         155,961
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 173,164       $ 222,376
                                                        =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Three Months Ended          Six Months Ended
                                                    December 31,               December 31,
                                                --------------------      ---------------------
                                                  2000        1999         2000          1999
                                                -------      -------      -------      --------
Net sales                                       $25,785      $34,811      $61,842      $ 58,889

Royalty and license revenue                       9,267           --        9,267            --
                                                -------      -------      -------      --------

Total revenue                                    35,052       34,811       71,109        58,889

Cost of sales                                    19,941       23,924       46,608        40,379
                                                -------      -------      -------      --------

Gross profit                                     15,111       10,887       24,501        18,510

Research and development expenses                 5,997        6,697       11,543        13,034

Sales, general and administrative expenses        4,132        4,117        7,815         7,852
                                                -------      -------      -------      --------

Income (loss) from operations                     4,982           73        5,143        (2,376)

Interest and other income, net                      302          620          846         1,051
                                                -------      -------      -------      --------

Income (loss) before income taxes                 5,284          693        5,989        (1,325)

Provision for income taxes                        1,179           --        1,350            --
                                                -------      -------      -------      --------

Net income (loss)                               $ 4,105      $   693      $ 4,639      $ (1,325)
                                                =======      =======      =======      ========

Basic earnings (loss) per share                 $  0.32      $  0.05      $  0.36      $  (0.10)
                                                =======      =======      =======      ========

Shares used in computing
per share amounts                                12,984       13,333       13,044        13,247
                                                =======      =======      =======      ========

Diluted earnings (loss) per share               $  0.29      $  0.05      $  0.33      $  (0.10)
                                                =======      =======      =======      ========

Shares used in computing diluted
per share amounts                                13,935       15,265       14,263        13,247
                                                =======      =======      =======      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                       Six Months Ended
                                                                         December 31,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $  4,639       $ (1,325)
     Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                             1,217          1,888
             Provision for doubtful accounts and sales returns            --           (524)
             Changes in assets & liabilities:
                Accounts receivable                                   (4,821)          (585)
                Inventories                                           (7,069)        (1,173)
                Prepaid expenses and other current assets                972          2,334
                Other assets                                             129         (1,851)
                Accounts payable                                       5,882          1,456
                Accrued expenses and other liabilities                (1,044)         1,893
                Income taxes payable                                   1,333             --
                                                                    --------       --------
                    Net cash provided by operating activities          1,238          2,113
                                                                    --------       --------
CASH FLOWS FROM INVESTING  ACTIVITIES:
     Purchases of investments                                         (4,742)            --
     Purchase of property and equipment                                 (886)           (63)
                                                                    --------       --------
                    Net cash used in investing activities             (5,628)           (63)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                          2,016          1,663
     Repayment of capital leases                                         (18)          (210)
     Purchase of treasury stock                                       (7,671)            --
                                                                    --------       --------
                    Net cash (used in) provided by financing
                       activities                                     (5,673)         1,453
                                                                    --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (10,063)         3,503
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      39,041         32,469
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 28,978       $ 35,972
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

NOTE 3 INVENTORIES

        Inventories consisted of the following (in thousands):


                      December 31, 2000    June 30, 2000
                      -----------------    -------------
Work in process            $ 3,772            $  346
Finished goods               6,673             3,030
                           -------            ------
                           $10,445            $3,376
                           -------            ------


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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                               Three Months Ended              Six Months Ended
                                                  December 31,                   December 31,
                                              ----------------------        -----------------------
(in thousands, except per share data)          2000           1999           2000            1999
                                              -------        -------        -------        --------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                                $ 4,105        $   693        $ 4,639        $ (1,325)
                                              =======        =======        =======        ========
Weighted average commmon shares                12,984         13,333         13,044          13,247
                                              =======        =======        =======        ========
Basic net income (loss) per share             $  0.32        $  0.05        $  0.36        $  (0.10)
                                              =======        =======        =======        ========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                                $ 4,105        $   693        $ 4,639        $ (1,325)
                                              =======        =======        =======        ========
Weighted average common shares                 12,984         13,333         13,044          13,247
Dilutive common stock equivalents                 951          1,932          1,219              --
                                              -------        -------        -------        --------
Weighted average common shares
  and equivalents                              13,935         15,265         14,263          13,247
                                              =======        =======        =======        ========
Diluted net income (loss) per share           $  0.29        $  0.05        $  0.33        $  (0.10)
                                              -------        -------        -------        --------

NOTE 5 CONTINGENCIES

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor, and further expects NeoMagic to appeal to the Federal Circuit. The Company asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that they have been resolved, the Company expects to pursue its antitrust counterclaim. The Company expects NeoMagic to seek to appeal the summary judgment on its infringement claims before resolution of Trident's antitrust counterclaims, but it cannot be determined at this time whether it will be permitted to do so. Moreover, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, patent infringement and other matters. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute such products in the notebook market and VIA having the exclusive right to distribute such products in the desktop market.

        In January 2001, FIC's Corporations motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC's defense in the Intel action, which demand the Company rejected. However, it is possible that FIC will file suit against the Company seeking recovery of any damages it has to pay Intel, as well as costs of defense.


NOTE 6 ACCUMULATED COMPREHENSIVE LOSS ON SHORT-TERM INVESTMENTS

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between January 3, 2000 and December 31, 2000, the market value of the Company's short-term investment in United Microelectronics Corporation ("UMC") declined by $37.3 million, and that unrealized loss is included in equity as accumulated other comprehensive loss.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of total revenues for the three and six months ended December 31, 2000 and 1999:

                                                     Three Months Ended            Six Months Ended
                                                        December 31,                 December 31,
                                                     -------------------         --------------------
                                                     2000          1999          2000           1999
                                                     -----         -----         -----          -----
Net sales                                              74%          100%           87%           100%
Royalty and license revenue                            26            --            13             --
                                                     ----          ----          ----           ----
Total revenues                                        100           100           100            100
Cost of sales                                          57            69            66             69
                                                     ----          ----          ----           ----
Gross margin                                           43            31            34             31
Research and development expenses                      17            19            16             22
Selling, general and administrative expenses           12            12            11             13
                                                     ----          ----          ----           ----
Income (loss) from operations                          14            --             7             (4)
Interest and other income, net                          1             2             1              2
                                                     ----          ----          ----           ----
Income (loss) before income taxes                      15             2             8             (2)
Provision for income taxes                              3            --             2             --
                                                     ----          ----          ----           ----
Net income (loss)                                      12%            2%            6%            (2)%
                                                     ----          ----          ----           ----

Revenue

        Revenue for the three months ended December 31, 2000 was $35.1 million of which net sales equaled $25.8 million and royalty revenue equaled $9.3 million. Net sales for the three months ended December 31, 2000 decreased 26% over the $34.8 million reported in the three months ended December 31, 1999. Revenue for the six months ended December 31, 2000 was $71.1 million of which net sales equaled $61.8 million and royalty revenue equaled $9.3 million. Net sales for the six months ended December 31, 2000 increased 5% over the $58.9 million reported in the six months ended December 31, 1999. The decrease in net sales in the three months ended December 31, 2000 over the three months ended December 31, 1999 is attributed to a decline in sales of notebook and desktop computers for the quarter. Net sales increased during the six months ended December 31, 2000 compared to the six months ended December 31, 1999 due to an increase in the sales of notebook products during the three months ended September 30, 2000. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA Technologies Inc.

        Notebook, desktop, and digital process television products accounted for 83%, 9% and 5% of net sales, respectively, in the three months ended December 31, 2000, and 86%, 9% and 2% of net sales for the six months ended December 31, 2000. Notebook and desktop products accounted for 76% and 22% net sales, respectively, for the three months ended December 31, 1999 and 74% and 23% of net sales for the six months ended December 31, 1999.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

        Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in both the three months ended December 31, 2000 and the three months ended December 31, 1999. Sales to North American and European customers represented 0.5% of net sales in the three months ended December 31, 2000, an increase from approximately 0.4% in the three months ended December 31, 1999. Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in both the six months ended December 31, 2000 and the six months ended December 31, 1999. Sales to North American and European customers represented 0.3% of net sales in the six months ended December 31, 2000, a decrease from approximately 2% in the six months ended December 31, 1999. We expect Asian customers will continue to account for a significant portion of our sales.


        In the three months ended December 31, 2000, sales to three customers Inno Micro, Quanta and Arima accounted for 17%, 13%, and 13% of total revenues, respectively. In the three months ended December 31, 1999, sales to four customers Arima, Inno Micro, Toshiba and Fujitsu accounted for 21%, 16%, 13% and 11% of total revenues, respectively. In the six months ended December 31, 2000 sales to three customers Arima, Quanta and Inno Micro accounted for 21%, 17% and 11%, respectively, and in the six months ended December 31, 1999 sales to three customers Inno Micro, Toshiba, and Arima accounted for 22%, 15%, and 14% of net sales, respectively.

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


Gross Profit

        Gross profit increased to $15.1 million for the three months ended December 31, 2000, up from $10.9 million in the three months ended December 31, 1999. Excluding the December 31, 2000 royalty revenue gross profit would have been $5.8 million for the three months ended December 31, 2000, a $5.0 million decrease. Gross profit increased to $24.5 million for the six months ended December 31, 2000, up from $18.5 million in the six months December 31, 1999. Without the royalty revenue of $9.3 million booked in the three months ended December 31, 2000, gross profit for the six months ended December 31, 2000 would have been $15.2 million a decrease of $3.3 million. The gross margin as a percentage of net sales for the three months ended December 31, 2000, decreased to 23% of net sales as compared to 31% for the three months ended December 31, 1999. The gross margin as a percentage of net sales for the six months ended December 31, 2000, decreased to 25% of net sales as compared to 31% for the six months ended December 31, 1999. The decrease in gross margin as a percentage of net sales for both the three and six months ended December 31, 2000 can be primarily attributed to an increase in the cost of integrated notebook chips.

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


Research and Development

        Research and development expenses for the three months ended December 31, 2000 decreased to $6.0 million from $6.7 million for the December 31, 1999 three month period. As a percent of total revenues, research and development expenses decreased to 17% for the three months ended December 31, 2000, from 19% of total revenues for the three months ended December 31, 1999. Research and development expenses for the six months ended December 31, 2000 decreased to $11.5 million from $13.0 million for the December 31, 1999 three month period. As a percent of total revenues, research and development expenses decreased to 16% for the six months ended December 31, 2000, from 22% of total revenues for the six months ended December 31, 1999. The decrease in research and development expenses in actual dollars for both the three and six months ended December 31, 2000 from December 31, 1999, can be attributed primarily to the restructuring of our research and development organization, a reduction in our research and development headcount, and the concentration of our research and development efforts on only those products with the greatest revenue generating potential.


Selling, General and Administrative

        Selling, general and administrative expenses remained flat at $4.1 million for both the three months ended December 31, 2000 and the three months ended December 31, 1999. As a percent of total revenues, selling, general and administrative expenditures remained at 12% for both the three months ended December 31, 2000 and the three months ended December 31, 1999. Selling, general and administrative expenses remained flat at $7.8 million in the six months ended December 31, 2000 and the six months ended December 31, 1999. The Company will continue to monitor and control its selling, general and administrative expenses.


Interest and Other Income, Net

        Interest and other income decreased to $302,000 in the three months ended December 31, 2000 from $620,000 in the three months ended December 31, 1999, and decreased to $846,000 in the six months ended December 31, 2000 from $1.1 million in the six months ended December 31, 1999. The decrease from the three and six months ended December 31, 1999 is primarily the result of the booking of interest on the Federal Tax refund received during the three months ended December 31, 1999, and lower average cash levels invested during the three and six months ended December 31, 2000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Provision for Income Taxes

        Provision for income taxes for the three months ended December 31, 2000 was $1.2 million and for the six months ended December 31, 2000 was $1.4 million. As a percentage of income before income taxes, the effective income tax rate was approximately 23%. The effective rate was below the U.S. statutory rate because operations in foreign countries were subject to lower income tax rates.


Comprehensive Income

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between January 3, 2000 and December 31, 2000, the market value of the Company's short-term investment in United Microelectronics Corporation ("UMC") declined by $37.3 million, and that unrealized loss is included in equity as accumulated other comprehensive loss.


LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, our principal sources of liquidity included cash and cash equivalents of $29.0 million. In the six months ended December 31, 2000, $1.2 million of cash was provided by operations, compared to the six months ended December 31, 1999, in which $2.1 million of cash was provided by operations. The decrease in cash for the six months ended December 31, 2000, due to investing and financing activities, was mainly the purchase of long-term investments of $4.7 million and treasury stock of $7.7 million for the six months ended December 31, 2000. Capital expenditures were $886,000 for the six months ended December 31, 2000, compared to $63,000 for the six months ended December 31, 1999.

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

        In October 1999, our Board of Directors authorized a one-year budget of $20.0 million allowing our President and executive officers to make investments, with no more than $3.0 million in any one company or technology. For the six months ended December 31, 2000 cumulative purchases of investments totaled $12.8 million. Substantially all of these investments are in private companies developing technologies in areas in which the Company is focusing.

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

        On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA Technologies Inc.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING LOSS IN FISCAL YEAR 2000

        We experienced an operating loss for the fiscal year ended June 30, 2000. Future performance will substantially depend upon numerous factors, such as:

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

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We have developed a DPTV(TM) product for the digital television markets in China, Japan, Korea and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. However, we believe that DPTV products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV market even though competitors are substantially more experienced than we are in this market.

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

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technology Incorporated subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technology Incorporated subsidiary will be developing the LCD Panel product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as a sales representative for us in the China market. As of December 31, 2000, we currently own a majority interest in both Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $4.8 million and $1.9 million respectively, as of December 31, 2000. It is our intention to spin-off these subsidiaries during our fiscal year 2001. However, there are organizational, operational and marketing factors that may delay the spin-off of these subsidiaries, and no assurance can be given that these subsidiaries will be profitable in the future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor, and further expects NeoMagic to appeal to the Federal Circuit. The Company asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that they have been resolved, the Company expects to pursue its antitrust counterclaim. The Company expects NeoMagic to seek to appeal the summary judgment on its infringement claims before resolution of Trident's antitrust counterclaims, but it cannot be determined at this time whether it will be permitted to do so. Moreover, given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, patent infringement and other matters. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute such products in the notebook market and VIA having the exclusive right to distribute such products in the desktop market.

        In January 2001, FIC's Corporations motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC's defense in the Intel action, which demand the Company rejected. However, it is possible that FIC will file suit against the Company seeking recovery of any damages it has to pay Intel, as well as costs of defense.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 14, 2001, on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)




/s/ Frank Lin
----------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)



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