Form 10-Q
period 2001-03-31
TRIDENT MICROSYSTEMS INC
filed 2001-05-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                         Commission file number: 0-20784

                           TRIDENT MICROSYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0156584
     -------------------------------              --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                identification No.)

               2450 Walsh Ave. Santa Clara, California 95051-1303
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (408) 496-1085
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [ ]

The number of shares of the registrant's $0.001 par value Common Stock outstanding at March 31, 2001 was 13,122,437.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                            ---------------
                                             PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial  Information

         Condensed Consolidated Balance Sheet - March 31, 2001 and June 30, 2000                                          3

         Condensed Consolidated Statement of Operations for the three months and nine months ended March 31,
           2001 and 2000                                                                                                  4

         Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2001 and 2000                 5

         Notes to the Condensed Consolidated Financial Statements                                                         6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                            10

Item 3: Quantitative and Qualitative Disclosures About Market Risk                                           Not Applicable

                                              PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                                                19

Item 2: Changes in Securities                                                                                Not Applicable

Item 3: Defaults upon Senior Securities                                                                      Not Applicable

Item 4: Submission of Matters to Vote by Security Holders                                                    Not Applicable

Item 5: Other Information                                                                                                20

Item 6: Exhibits and Reports on Form 8-K                                                                                 21

Signatures                                                                                                               22

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS

                                                      March 31,        June 30,
                                                         2001            2000
                                                      ---------       ---------
Current assets:
   Cash and cash equivalents                          $  23,743       $  39,041
   Short-term investments - UMC                          64,088         110,665
   Short-term investments - other                           719              --
   Accounts receivable, net                               8,350           6,092
   Inventories                                           11,960           3,376
   Prepaid expenses and other assets                      1,814           2,222
                                                      ---------       ---------
      Total current assets                              110,674         161,396
 Property and equipment, net                              3,556           3,901
 Long-term investments - UMC                             26,005          48,049
 Long-term investments - other                           11,987           8,096
 Other assets                                               850             934
                                                      ---------       ---------
      Total assets                                    $ 153,072       $ 222,376
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  11,181       $   7,324
   Accrued expenses and other liabilities                12,084          12,531
   Deferred income tax                                    8,239          24,734
   Income taxes payable                                      --           1,596
                                                      ---------       ---------
      Total current liabilities                          31,504          46,185
Deferred income taxes non-current                        11,392          18,928
Other long-term liabilities                                  19              46
Minority interest in subsidiary                             873           1,256
                                                      ---------       ---------
      Total liabilities                                  43,788          66,415
                                                      ---------       ---------
 Stockholders' equity:
   Common stock and additional paid-in capital           54,578          52,254
   Retained earnings                                     72,658         118,636
   Accumulated other comprehensive loss                      --          (4,648)
   Treasury stock, at cost                              (17,952)        (10,281)
                                                      ---------       ---------
      Total stockholders' equity                        109,284         155,961
                                                      ---------       ---------
      Total liabilities and stockholders' equity      $ 153,072       $ 222,376
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                               March 31,                   March 31,
                                         ----------------------     ----------------------
                                           2001          2000         2001          2000
                                         --------     ---------     --------     ---------
Net sales                                $ 24,724     $  32,144     $ 86,566     $  91,033
Royalty and license revenue                    --            --        9,267            --
                                         --------     ---------     --------     ---------
Total revenue                              24,724        32,144       95,833        91,033
Cost of sales                              19,714        22,867       66,322        63,246
                                         --------     ---------     --------     ---------
Gross profit                                5,010         9,277       29,511        27,787
Research and development expenses           3,701         6,927       15,244        19,960
Sales, general and administrative
  expenses                                  4,521         4,406       12,336        12,258
                                         --------     ---------     --------     ---------
Income (loss) from operations              (3,212)       (2,056)       1,931        (4,431)
Gain (loss) on investments                (77,808)      115,135      (77,808)      115,135
Interest and other income, net                610           475        1,456         1,529
                                         --------     ---------     --------     ---------
Income (loss) before income taxes         (80,410)      113,554      (74,421)      112,233
Provision (benefits) for income taxes     (29,764)       46,068      (28,414)       46,072
                                         --------     ---------     --------     ---------
Net income (loss)                        $(50,646)    $  67,486     $(46,007)    $  66,161
                                         ========     =========     ========     =========
Basic earnings (loss) per share          $  (3.87)    $    4.94     $  (3.52)    $    4.94
                                         ========     =========     ========     =========
Shares used in computing per share
  amounts                                  13,081        13,669       13,056        13,386
                                         ========     =========     ========     =========
Diluted earnings (loss) per share        $  (3.87)    $    4.28     $  (3.52)    $    4.29
                                         ========     =========     ========     =========
Shares used in computing diluted
  per share amounts                        13,081        15,782       13,056        15,438
                                         ========     =========     ========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $(46,007)    $  66,161
    Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                                   1,797         2,606
          Provision for doubtful accounts and sales returns                  --         1,602
          Loss (gain) on investments                                     77,808      (115,135)
          Changes in operating assets and liabilities:
             Accounts receivable, net                                    (2,258)         (620)
             Inventories                                                 (8,584)       (3,518)
             Prepaid expenses and other current assets                      408         2,312
             Other assets                                                   113           513
             Accounts payable                                             3,857            59
             Accrued expenses and other liabilities                        (830)        5,164
             Income taxes payable                                        (1,596)       46,072
             Deferred income taxes                                      (27,128)           --
                                                                       --------     ---------
                Net cash (used in) provided by operating activities      (2,420)        5,216
                                                                       --------     ---------
CASH FLOWS FROM INVESTING  ACTIVITIES:
    Purchases of investments                                             (6,050)       (3,646)
    Purchases of property and equipment                                  (1,454)         (772)
                                                                       --------     ---------
                Net cash used in investing activities                    (7,504)       (4,418)
                                                                       --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                              2,324         2,959
    Repayment of capital lease obligations                                  (27)         (320)
    Minority interest in subsidiary                                          --           726
    Purchase of treasury stock                                           (7,671)           --
                                                                       --------     ---------
                Net cash (used in) provided by financing activities      (5,374)        3,365
                                                                       --------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (15,298)        4,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         39,041        32,469
                                                                       --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 23,743     $  36,632
                                                                       ========     =========

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

NOTE 3  INVENTORIES

          Inventories consisted of the following (in thousands):

                                      March 31, 2001        June 30, 2000
                                      --------------        -------------
            Work in process               $ 4,819               $  346
            Finished goods                  7,141                3,030
                                          -------               ------
                                          $11,960               $3,376
                                          =======               ======

NOTE 4 EARNINGS (LOSS) PER SHARE

         Basic Earnings (loss) Per Share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted Earnings Per Share (EPS) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings (loss) per share computations for the periods presented below.

                                               Three Months Ended          Nine Months Ended
                                                   March 31,                    March 31,
                                            -----------------------      -----------------------
(in thousands, except per share data)         2001           2000          2001           2000
                                            --------       --------      --------       --------
BASIC NET INCOME (LOSS) PER SHARE

Net income (loss) available to Common
  Shareholders                              $(50,646)      $ 67,486      $(46,007)      $ 66,161
                                            ========       ========      ========       ========
Weighted average common shares                13,081         13,669        13,056         13,386
                                            ========       ========      ========       ========
Basic net income (loss) per share           $  (3.87)      $   4.94      $  (3.52)      $   4.94
                                            ========       ========      ========       ========
DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) available to Common
  Shareholders                              $(50,646)      $ 67,486      $(46,007)      $ 66,161
                                            ========       ========      ========       ========
Weighted average common shares                13,081         13,669        13,056         13,386
Dilutive common stock equivalents                 --          2,113            --          2,052
                                            --------       --------      --------       --------
Weighted average common shares
  and equivalents                             13,081         15,782        13,056         15,438
                                            ========       ========      ========       ========
Diluted net income (loss) per share         $  (3.87)      $   4.28      $  (3.52)      $   4.29
                                            --------       --------      --------       --------

NOTE 5 CONTINGENCIES

         On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but Trident believes the appeal is premature. Trident expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before Trident's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that they have been resolved, the Company has moved to lift the stay on its antitrust counterclaim. While fully briefed, that motion has been neither argued nor resolved. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

         On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, patent infringement and other matters. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute such products in the notebook market and VIA having the exclusive right to distribute such products in the desktop market. By letters dated April 20 and 30, 2001, VIA demanded that the Company pay it $11,4 million for products the Company allegedly purchased from VIA but for which it has not taken delivery. The company disputes this claim.

         On April 27, 2001 the Company announced that it filed a lawsuit against VIA Technologies, Inc. and S3 Graphics of Fremont, California, in the Superior Court for the State of California, Santa Clara County. Trident alleges that VIA and S3 Graphics, together with former Trident engineering senior managers, conspired to misappropriate Trident's trade secrets. Trident alleges that VIA and S3 Graphics used Trident's confidential information to systematically recruit key engineers away from Trident as part of a scheme to gain a competitive advantage by undermining Trident's product development and design win capabilities. Trident also alleges that VIA and S3 Graphics may be planning to use Trident's trade secrets to unfairly compete against Trident. Trident intends to vigorously pursue this lawsuit to protect its business and intellectual property. The Company is seeking the following relief: (1) preliminary and permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting Trident's trade secrets, and (b) employing any person solicited with the use of Trident's trade secrets, (2) general monetary damages in an amount to be determined at trial, (3) disgorgement by the defendants of any monies acquired by means of the acts complained of, (4) punitive damages, (5) reasonable attorneys' fees, (6) costs and (7) such further relief as the court deems just and proper.

         In January 2001, FIC Corporation's motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC's defense in the Intel action, which demand the Company rejected. FIC settled its case with Intel and renewed its demand that the Company reimburse it for its costs of defense. The Company rejected this demand, and FIC has threatened to file suit against the Company seeking recovery of its costs of defense.

NOTE 6 IMPAIRMENT LOSS ON INVESTMENTS

         During the quarter ended March 31, 2001, the Company expensed an impairment loss on investments of $77.8 million. Of this loss, $76.4 million was due to a decline in the stock price of the Company's investment in United Microelectronics Corporation. The remaining $1.4 million of the loss related to a decline in market valuations of other investments.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

         When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the Company's plans for expenses and investments, and expectations regarding the development of existing and new business, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations expressed as percentages of total revenues for the three and nine months ended March 31, 2001 and 2000:

                                                    Three Months Ended          Nine Months Ended
                                                        March 31,                   March 31,
                                                    ------------------          ------------------
                                                    2001          2000          2001          2000
                                                    ----          ----          ----          ----
Net sales                                            100%          100%           90%          100%
Royalty and license revenue                           --            --            10            --
                                                    ----          ----          ----          ----
Total revenue                                        100           100           100           100
Cost of sales                                         80            71            69            69
                                                    ----          ----          ----          ----
Gross margin                                          20            29            31            31
Research and development expenses                     15            21            16            22
Selling, general and administrative expenses          18            14            13            14
                                                    ----          ----          ----          ----
Income (loss) from operations                        (13)           (6)            2            (5)
Gain (loss) on investments                          (314)          358           (82)          127
Interest and other income, net                         2             1             2             2
                                                    ----          ----          ----          ----
Income (loss) before income taxes                   (325)          353           (78)          124
Provision for income taxes                          (120)          143           (30)           51
                                                    ----          ----          ----          ----
Net income (loss)                                   (205)%         210%          (48)%          73%
                                                    ----          ----          ----          ----

Revenue

         Revenue for the three months ended March 31, 2001 was $24.7 million. Net sales for the three months ended March 31, 2001 decreased 23% from the $32.1 million reported in the three months ended March 31, 2000. Revenue for the nine months ended March 31, 2001 was $95.8 million of which product sales equaled $86.6 million and royalty revenue equaled $9.3 million. Net sales for the nine months ended March 31, 2001 decreased 5% from the $91 million reported in the nine months ended

March 31, 2000. The decrease in net sales in the three months ended March 31, 2001 from the three months ended March 31, 2000 is attributed to a decline in sales of notebook and desktop computers for the quarter. Net sales decreased during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 primarily due to a decrease in the sales of desktop products.

         Notebook, desktop, and digital process television products accounted for 85%, 9% and 2% of net sales, respectively, in the three months ended March 31, 2001, and 85%, 9% and 2% of net sales for the nine months ended March 31, 2001. Notebook and desktop products accounted for 83% and 15% of net sales, respectively, for the three months ended March 31, 2000 and 77% and 20% of net sales, respectively, for the nine months ended March 31, 2000.

         Sales to Asian customers, primarily in Taiwan, Japan and the Philippines accounted for almost all of our revenues in the three months ended March 31, 2001. In the three months ended March 31, 2000, almost all of our sales were to Asian customers, primarily in Taiwan and Japan. Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in the nine months ended March 31, 2001. In the nine months ended March 31, 2000, sales to Asian customers, primarily in Taiwan, Japan and Hong Kong accounted for almost all of our revenues. We expect Asian customers will continue to account for a significant portion of our sales.

           In the three months ended March 31, 2001, sales to three customers Inno Micro, Toshiba and Arima accounted for 26%, 22%, and 16% of total revenues, respectively. In the three months ended March 31, 2000, sales to three customers Arima, Compal and Inno Micro accounted for 24%, 14%, and 14% of total revenues, respectively. In the nine months ended March 31, 2001 sales to four customers Arima, VIA, Inno Micro, and Quanta accounted for 19%, 18%, 15% and 15%, respectively, and in the nine months ended March 31, 2000 sales to four customers Arima, Inno Micro, Toshiba, and Fujitsu accounted for 17%, 19%, 13% and 10% of net sales, respectively.

         We plan from time to time to introduce new and higher performance graphics controller, multimedia products, and non-PC graphics products which we will seek to sell to existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area including digital TV applications. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and depends, in significant part, upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if our products are developed and shipped on a timely basis, there can be no assurance that the products will be well accepted in the market place, or that we will experience success in the new product markets.

         To better enable us to advance in the 3D graphics and digital TV marketplace, we are now structured into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues the Company's entire 3D videographics business with worldwide PC OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from the Company's single-chip digital television video processor DPTV(TM) entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions.

Gross Profit

         Gross profit decreased to $5.0 million for the three months ended March 31, 2001, down from $9.3 million in the three months ended March 31, 2000. Gross profit increased to $29.5 million for the nine months ended March 31, 2001, up from $27.8 million in the nine months March 31,2000. Without the royalty revenue of $9.3 million booked in the three months ended December 31, 2000, gross profit for the nine months ended March 31, 2001 would have been $20.2 million a decrease of $7.5 million from the nine months ended March 31, 2000. The gross margin for the three months ended March 31, 2001, decreased to 20% of net sales as compared to 29% for the three months ended March 31, 2000. The gross margin as a percentage of net sales for the nine months ended March 31, 2001, excluding the royalty revenue of $9.3 million, decreased to 23% of net sales as compared to 31% for the nine months ended March 31, 2000. The decrease in gross margin as a percentage of net sales for both the three and nine months ended March 31, 2001 can be primarily attributed to an increase in the cost of the production of 3D discrete notebook chips.

         We believe that prices of semiconductor products will decline over time as availability and competition increase and advanced products are introduced. We expect to see continued competitive pressure on gross margins in the desktop and notebook business in the foreseeable future. We continue to maintain a strategy based on maintaining gross margins through the introduction of new products with higher margins, reducing manufacturing costs accomplished through our custom design methodology and migrating to the newest process technology. As a result, we depend upon the success of new product development and the regular and timely introduction of new products, as well as upon the achievement of our manufacturing cost reduction efforts. There can be no assurance that we can successfully or timely develop and introduce new products, that such products will gain market acceptance, or that we can continue to successfully reduce manufacturing costs.

Research and Development

         Research and development expenses for the three months ended March 31, 2001 decreased to $3.7 million from $6.9 million for the March 31, 2000 three month period. As a percent of total revenues, research and development expenses decreased to 15% for the three months ended March 31, 2001, from 21% of total revenues for the three months ended March 31, 2000. Research and development expenses for the nine months ended March 31, 2001 decreased to $15.2 million from $20.0 million for the March 31, 2000 nine month period. As a percent of total revenues, research and development expenses decreased to 16% for the nine months ended March 31, 2001, from 22% of total revenues for the nine months ended March 31, 2000. The decrease in research and development expenses in actual dollars for both the three and nine months ended March 31, 2001 from March 31, 2000, can be attributed primarily to the restructuring of our research and development organization, a reduction in our research and development headcount, and the concentration of our research and development efforts on only those products with the greatest revenue generating potential.

Selling, General and Administrative

          Selling, general and administrative expenses increased to $4.5 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. As a percent of total revenues, selling, general and administrative expenditures increased to 18% for the three months ended March 31, 2000 from 14% for the three months ended March 31, 2000. This can be primarily attributed to a larger decline in sales relative to the increase in selling, general and administrative expenditures. Selling, general and administrative expenses remained flat at $12.3 million for the nine months ended March 31, 2001 and March 31, 2000. The Company intends to continue to monitor and control its selling, general and administrative expenses.

Impairment loss on investments

         During the quarter ended March 31, 2001, the Company expensed an impairment loss on investments of $77.8 million. Of this loss, $76.4 million was due to a decline in the stock price of the Company's investment in United Microelectronics Corporation. The remaining $1.4 million of the loss related to a decline in market valuations of other investments.

Interest and Other Income, Net

         Interest and other income increased to $610,000 in the three months ended March 31, 2001 from $475,000 in the three months ended March 31, 2000, and remained flat at $1.5 million for the nine months ended March 31, 2001 and March 31, 2000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Provision for Income Taxes

         A tax benefit was recorded for income taxes for the three months ended March 31, 2001 in the amount of $29.8 million and for the nine months ended March 31, 2001 in the amount of $28.4 million. The tax benefit primarily related to our impairment loss on investments in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our principal sources of liquidity included cash and cash equivalents were $23.7 million down from $39.0 million at June 30, 2000. In the nine months ended March 31, 2001, $2.4 million of cash was used by operations, compared to the nine months ended March 31, 2000, in which $5.2 million of cash was provided by operations. The decrease in cash for the nine months ended March 31, 2001, due to investing and financing activities, was mainly the purchase of long-term investments of $6.0 million and treasury stock of $7.7 million. Capital expenditures were $1.5 million for the nine months ended March 31, 2001, compared to $772,000 for March 31, 2000.

         We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

         On April 13, 2000, our Board of Directors approved an extension of the $20 million stock repurchase program, originally approved in April 1998, for another twelve months starting from April 30, 2000 to April 30, 2001. During the three months ended September 30, 2000, 734,000 shares of common stock were repurchased for $7.7 million under this Plan. During fiscal years 2000, and 1999, 680,000 and 161,000 shares of common stock were repurchased for $6.2 million, and $0.9 million under this Plan, respectively.

         In October 1999, our Board of Directors authorized a one-year budget of $20.0 million allowing our President and executive officers to make investments, with no more than $3.0 million in any one company or technology. For the nine months ended March 31, 2001 cumulative purchases of investments totaled $14.1 million. Substantially all of these investments are in private companies developing technologies in areas in which the Company is focusing.

         As of March 31, 2001, the Company's stock in United Microelectronics Corporation, classified as short-term investment, was valued at $64.1 million. While some of the stock is freely tradable, a substantial portion of the stock is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at United Microelectronics Corporation. While the Company is an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our United Microelectronics Corporation stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so, however, at present we do not have an intent to sell any of the stock in the immediate future.

         On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of the Company's common stock to Unipac and 3,173,484 shares of the Company's common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, the Trident Board of Directors approved an amendment to the existing agreement upon the request of these corporate investors. Under the terms of the amended agreement, the Company agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long term strategic relationship and further strengthen the Company's cash position for future strategic expansion. Closing of this transaction is contingent upon governmental and NASD regulatory approval, and other customary closing conditions. To date the conditions have not been satisfied, and we do not expect the transaction to close, at least not on the terms originally agreed to.

         On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA Technologies Inc.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING LOSS IN FISCAL YEAR 2000 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001

           We experienced operating losses for the fiscal year ended June 30, 2000, and for the three months ended March 31, 2001. Future performance will substantially depend upon numerous factors, such as:

         - whether there is improvement in PC sales, and notebook sales in particular;

         - timely introduction of new products and product enhancements to the marketplace;

         - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

         -   fluctuating price levels for our products.

         - the volume of DPTV(TM) sales, particularly sales by customers who have designed in our DPTV(TM) products.

         Trident's management is trying to expedite new product launching and to control operating expenses. However, there is no guarantee that management's efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, the Company's efforts in new markets such as DPTV(TM) and the Company's need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

FLUCTUATIONS IN QUARTERLY RESULTS

         We plan to control our operating expenses related to any expansion of our sales and marketing activities, broadening of our customer support capabilities, development of new distribution channels, and any increase in our research and development capabilities. However, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

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

RELIANCE ON INTERNATIONAL CUSTOMERS

         Our revenues have historically been generated primarily from Asian customers, particularly Taiwan and Japan. While we intend to continue our marketing efforts to North American OEMs, we expect to be primarily dependent on international sales and operations, particularly in Taiwan and Japan, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business which could adversely affect future results, including:

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

         The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We have developed a DPTV(TM) product for the digital television markets in China, Japan, Korea and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. However, we believe that DPTV(TM) products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV(TM) market even though competitors are substantially more experienced than we are in this market.

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

DEPENDENCE ON INDEPENDENT FOUNDRIES

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

UNCERTAINTY OF BUSINESS RESTRUCTURING

         To better enable us to advance in the 3D graphics and digital TV marketplace, we are now structured into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues the Company's entire 3D videographics business with worldwide PC OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from the Company's single-chip digital television video processor DPTV(TM) entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that such a restructuring will permit us to rapidly grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful.

         On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technology Incorporated subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technology Incorporated subsidiary will be developing the LCD Panel product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as a sales representative for us in the China market. As of March 31, 2001, we currently own a majority interest in both Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. Trident Technology Incorporated and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $4.3 million and $1.7 million respectively, as of March 31, 2001. It is our intention to spin-off these subsidiaries during our fiscal year 2001. However, there are organizational, operational and marketing factors that may delay the spin-off of these subsidiaries, and no assurance can be given that these subsidiaries will be profitable in the future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but Trident believes the appeal is premature. Trident expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before Trident's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that they have been resolved, the Company has moved to lift the stay on its antitrust counterclaim. While fully briefed, that motion has been neither argued nor resolved. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

         On July 22, 1999, the Company filed a lawsuit against VIA Technologies Inc. ("VIA") for breach of contract, patent infringement and other matters. In response to the lawsuit, VIA filed a counter lawsuit against the Company. On April 19, 2000, VIA Technologies, Inc. and the Company announced that they had agreed to resolve all pending lawsuits. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA. The agreement also continues the right of each party to distribute a jointly developed product with the Company retaining the exclusive right to distribute such products in the notebook market and VIA having the exclusive right to distribute such products in the desktop market. By letters dated April 20 and 30, 2001, VIA demanded that the Company pay it $11.4 million for products the Company allegedly purchased from VIA but for which it has not taken delivery. The company disputes this claim.

         On April 27, 2001 the Company announced that it filed a lawsuit against VIA Technologies, Inc. and S3 Graphics of Fremont, California, in the Superior Court for the State of California, Santa Clara County. Trident alleges that VIA and S3 Graphics, together with former Trident engineering senior managers, conspired to misappropriate Trident's trade secrets. Trident alleges that VIA and S3 Graphics used Trident's confidential information to systematically recruit key engineers away from Trident as part of a scheme to gain a competitive advantage by undermining Trident's product development and design win capabilities. Trident also alleges that VIA and S3 Graphics may be planning to use Trident's trade secrets to unfairly compete against Trident. Trident intends to vigorously pursue this lawsuit to protect its business and intellectual property. The Company is seeking the following relief: (1) preliminary and permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting Trident's trade secrets, and (b) employing any person solicited with the use of Trident's trade secrets, (2) general monetary damages in an amount to be determined at trial, (3) disgorgement by the defendants of any monies acquired by means of the acts complained of, (4) punitive damages, (5) reasonable attorneys' fees, (6) costs and (7) such further relief as the court deems just and proper.

         In January 2001, FIC Corporation's motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC's defense in the Intel action, which demand the Company rejected. FIC settled its case with Intel and renewed its demand that the Company reimburse it for its costs of defense. The Company rejected this demand, and FIC has threatened to file suit against the Company seeking recovery of its costs of defense.

         Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments in the litigation.

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

       3.2 Bylaws of Trident Microsystems, Inc., a Delaware corporation.(2)

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

      (b) Reports on Form 8-K

          Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2001, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/ Frank Lin
--------------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Peter Jen
--------------------------------------------
Peter Jen
Senior Vice President, Asia Operations
and Chief Accounting Officer
(Principal Financial and Accounting Officer)