Form 10-K
period 2001-06-30
TRIDENT MICROSYSTEMS INC
filed 2001-09-28
CIK 859475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended June 30, 2001           Commission file number 0-20784


                           TRIDENT MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                      77-0156584
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


           1090 East Arques Avenue
            Sunnyvale, California                                  94085
  (Address of principal executive offices)                       (Zip code)


       Registrant's telephone number, including area code: (408) 991-8800

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 2001 ($6.70 per share), as reported on the NASDAQ National Market was approximately $64,510,608. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's $0.001 par value Common Stock outstanding on August 31, 2001, was 13,335,093.

        Part III incorporates by reference from the definitive proxy statement for the registrant's 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I................................................................................  3
        Item 1.  Business.............................................................  3
        Item 2.  Properties........................................................... 10
        Item 3.  Legal Proceedings.................................................... 10
        Item 4.  Submission of Matters to a Vote of Security Holders.................. 11

PART II............................................................................... 13
        Item 5.  Market for the Registrant's Common Stock and Related
                 Stockholder Matters.................................................. 13
        Item 6.  Selected and Supplementary Financial Data............................ 14
        Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................ 15
        Item 7A. Quantitative and Qualitative Disclosures About Risk.................. 27
        Item 8.  Financial Statements and Supplementary Data.......................... 27
        Item 9.  Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................. 27

PART III.............................................................................. 28
        Item 10. Directors and Executive Officers of the Registrant................... 28
        Item 11. Executive Compensation............................................... 28
        Item 12. Security Ownership of Certain Beneficial Owners and Management....... 28
        Item 13. Certain Relationships and Related Transactions....................... 28

PART IV............................................................................... 29
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 29

POWER OF ATTORNEY..................................................................... 51

SIGNATURES............................................................................ 51

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT.............................. 52

PART I

ITEM 1. BUSINESS

        When used in this report, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

        - the timing of availability and functionality of products under development,

        -  product mix,

        -  trends in average selling prices,

        -  the percentage of export sales and sales to strategic customers,

        -  the availability and cost of products from our suppliers,

        -  outcome of pending litigation

        - closing of transactions relating to sale of 23.5% of our common stock,

        - future investments in and acquisitions of businesses, products or technologies,

        -  demand for our products

        -  demand for PCs and notebooks

        -  future spin-offs of subsidiaries and/or other facilities

        - devotion of resources and control of expenses related to new products, markets and internal business strategies,

are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        We design, develop and market very large scale integrated circuits ("IC") for videographics, multi-media and digital process television products for the desktop and notebook personal computer (PC) and consumer television market. Our graphics, video and audio controllers typically are sold with software drivers, a BIOS and related system integration support. Our strategy is to apply our design expertise, which helped us succeed in the market for Super Video Graphics Array ("SVGA") graphics controllers and Graphical User Interface ("GUI") accelerators, to other high volume graphics, multimedia and digital process television markets for the general mass public, acceleration of Digital Versatile Disc ("DVD") based live-video playback, and three-dimensional ("3D") display for game and entertainment application markets.

        The PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature-rich, advanced graphics and multimedia solutions. We believe that the systems manufacturers are moving towards reducing system cost to the sub-$1000 level by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as DVD and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a sub-$1000 PC system.

        Our strategy is to capture these market opportunities by using our design expertise to develop and manufacture videographics and multimedia products that offer a superior combination of price, performance and features. We are employing this strategy in the graphics and multimedia markets, and we are focusing on providing high performance and feature-rich products that we believe will appeal to leading PC systems manufacturers.

MARKETS AND PRODUCTS

        We have targeted the PC desktop, notebook, multimedia and digital process television markets. The desktop market is the largest segment of the PC industry for our graphics and multimedia products. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphics controllers onto their motherboards. Following the introduction of our third 3D product, Blade 3D, we have introduced a new family of 3D products, the CyberBlade XP and the Blade XP, for the next generation of high-end and mainstream mobile and desktop PCs.

        We entered the notebook market in 1995. Our notebook strategy is to leverage our product positioning and continue to deliver a broad product offering. Our product line includes: the CyberBlade XP, 3D notebook graphics controllers, embedded SDRAM graphics controllers, the Cyber9525DVD (3D/AGP2x/DVD/2.5MB) integrated, and the CyberBlade i7 (3D/AGP/DVD/north bridge), the CyberBlade i1, and the CyberBlade Ai1. Our development direction in the notebook market is a three-way technology drive with 3D, DVD, embedded SDRAM solutions. Our notebook vision is to be "The only other chip on the notebook(SM)" by integrating 2D/3D, DVD, AGP embedded memory, and audio in the future into one product. The CyberBlade XP and the Cyber9525DVD are the tangible core of this vision.

        We have made an effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 51% of net sales for fiscal 2001.

        We are in the process of developing our next generation 3D graphics technology. The new technology will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption. Although our digital media segment accounted for 2% and 0% of revenues for fiscal years ended June 30, 2001 and 2000, respectively, we plan to continue developing the next generation DPTV(TM) product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. Designed for system design flexibility, our goal is for users of our single chip DPTV(TM) Video Processors(s) to benefit from feature rich devices at competitive prices with existing solution(s). The DPTV-DX converts analog TV into an advanced progressive digital quality TV. It also accepts HDTV broadcast through a direct MPEG2 interface. While we have limited experience with digital video television, we anticipate this market to generate an increasing percentage of our revenues. However, there can be no guarantee that our digital television product will be accepted by the market or increase our revenues or profitability.


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

Notebook Computer Market:

        CYBERBLADE(TM) XP. In April, 2000, Trident introduced the CyberBlade XP family for next generation high-end and mainstream AGP 4X/2X 128-bit 3D / DVD capable mobile PCs. The new line consists of the CyberBlade XP discrete device, which supports up to 32MB of external video memory, and Multi-Chip-Module (MCM) products - the CyberBlade XPm16 with 16MB SDRAM packaged and the CyberBlade XPm8 with 8MB SDRAM packaged - further removing board space and power constraints for ultra-notebook designs. The MCM devices offer AGP 4X / DX7 / memory upgrade and pin compatibility from Trident's 4MB SDRAM embedded 3D product - the CyberBlade e4.

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

Multi-media Products:

        TVXPRESS. High quality TV encoder designed and optimized for Cyber9525DVD, CyberBlade e4-128, CyberBlade i7, Blade3D (desktop) and our other graphics controllers. It features support for NSTC and PAL as well as Macrovision protection for DVD playback.


NEW PRODUCTS

        We have begun selling the following products within fiscal 2001. Our future success depends upon the successful market acceptance of these and other new products. There can be no assurance, however, that we will be able to ship these products in volume or in a timely manner or that they will be successful in the marketplace.

        CYBERBLADE(TM) Ai1. This 3D/DVD integrated chipset for mobile PCs features our CyberBlade 3D/DVD video graphics and Ali's Aladdin Slot 1/Socket 370 Northbridge. With the industry's best power management and extensive integration, this chipset supports all Pentium(TM) II, Pentium III and Celeron(TM) CPUs, providing notebook PC manufacturers with unprecedented price/performance advantages. This mobile chipset includes the CyberBlade Aladdin i1 3D/DVD Graphics with Intel Slot 1-licensed Northbridge and Ali's Mobile Southbridge. The Chipset is targeted at the value and mainstream notebook market segments.

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

        BLADE 256XP(TM). The Blade XP family brings seven major technical advances in video/graphics capability to mainstream desktop PCs: DirectX 7.0 Cubic Mapping, 256-bit pixel processing, dual memory bus architecture, AGP-4X bus interface, state-of-the-art video de-interlacing, high-resolution flat panel and only 2.8 watt power consumption at a blazing 200MHz clock rate.


SALES, MARKETING AND DISTRIBUTION

        We sell our products primarily through direct sales efforts. We have sales offices in Taipei, Taiwan; Hong Kong, China; Houston, Texas and Sunnyvale, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. We also market our products through independent sales representatives and distributors.

        Historically, our desktop customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, VARs and distributors. However, in the past few years leading PC systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many PC manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. Consequently, we have made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers.

        Our notebook customers have been primarily worldwide brandname notebook PC manufacturers and Taiwanese OEM/ODM notebook PC manufacturers. Whether manufactured by the PC company or an OEM/ODM, the notebook product is distributed primarily through brandname sales channels. With long design-in cycles, we have solid technical support required by these customers to ensure successful product launching and delivery.

        Our future success depends in large part on the success of our sales to leading PC systems manufacturers and the sales of digital television manufacturers. We continue to focus our sales and marketing efforts with the goal of increasing sales to the leading PC systems manufacturers, digital television manufacturers and OEM channels. Competitive factors of particular importance in such markets include performance and the integration of functions on a single IC chip.

        During fiscal 2001, we generated 99% of our revenues from Asia. Major PC systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by us are reflected in the Company's revenues in Asia. Sales to three customers Inno Micro (which is a supplier of Toshiba), Quanta and Arima (which are suppliers of Compaq) accounted for approximately 23%, 16%, and 15% of net sales for fiscal 2001, respectively. A small number of customers frequently account for a majority of our sales in any quarter. However, sales to any particular customer fluctuate significantly from quarter to quarter. Future operating performance will be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 10 of Notes to Financial Statements.


MANUFACTURING

        We have adopted a "fabless" manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. We have, however, made a substantial investment to help ensure capacity, as described below. Our wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. ("Trident Far East"), manages our manufacturing operations.

        In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we entered into a joint venture agreement in August 1995 with United Microelectronics Corporation ("UMC"), a Taiwanese publicly traded company and one of our current foundries, under which we invested approximately U.S.$49.3 million for an equity interest in a joint venture with UMC and other venture partners known as United Integrated Circuits Corporation (UICC). We are guaranteed a maximum wafer capacity of approximately 3,000 wafers per month from the wafer fabrication facility of the venture. On January 3, 2000, UMC acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, the total shares of our investment in UMC equals approximately 55.8 million shares as of June 30, 2001 which represents about 0.5% of the outstanding stock of UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2001, approximately 16.1 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so, however, at present we do not have an intent to sell any of the stock in the immediate future.

        In fiscal 2001, our primary foundries were UMC and Samsung Semiconductor, Inc. We will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

        We purchase product in wafer form from the foundries and we manage the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, we have been adding personnel and equipment to this area. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers' quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product, and we require the foundry and third party contractors to use those procedures and specifications before shipping finished products. We have experienced few customer returns based on the quality of our products. However, our future return experience may vary because our more advanced, more complex products are more difficult to manufacture and test. In addition, some of our customers, including major PC systems manufacturers, may subject those products to more rigid testing standards than in the past.

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


RESEARCH AND DEVELOPMENT

        We have spent approximately $26.3 million, $27.6 million and $20 million on Company sponsored research and development activities during fiscal 1999, 2000 and 2001, respectively. We have conducted substantially all of our product development in-house and have a staff of 272 research and development personnel as of June 30, 2001. We are focusing our development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, multimedia products and digital process television. In addition, we intend to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, we are investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in our future products, providing additional functionality and integration.


COMPETITION

        The markets in which we compete are highly competitive and we expect that competition will increase. The principal factors of competition in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. Our principal current competitors in graphics include ATI Technologies, Inc., NVIDIA Corporation, VIA/S3, Silicon Integrated Systems, and Silicon Motion. In the digital television market our principal competitors are Toshiba, Philips Electronics, and Siemens AG. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

        Leading PC systems manufacturers have increased market share in desktop and notebook PC systems in recent years. We believe that performance, features and quality are particularly important in the North American, Japanese and European systems manufacturer markets, and that integration of various functions on a single IC is becoming increasingly important in these markets. While we have recently gained entry to the system manufacturers who are headquartered in these geographic markets, there can be no assurance that we will continue to be able to compete successfully as to price or any other factor or that we will continue to be successful in our efforts to expand sales in these markets. Our failure to meet the technological and pricing challenges of our competition would have an adverse effect on our results of operations.


INTERNATIONAL OPERATIONS

        Our wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, and China. Trident Far East is responsible for the manufacturing of our products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in their respective regions. The Taiwan office directly hires its own employees. We have established research and development facilities in Hsinchu, Taiwan and Shanghai, China. Management intends to combine the Taiwan office and the Taiwan research and development facility into one company and to spin-off the resulting subsidiary during fiscal 2002. The Shanghai research and development facility is also expected to be spun-off during fiscal year 2002. However, the timing and effect of these spin-offs will depend on a number of factors and the spin-offs may not occur at the time currently anticipated.

        During fiscal 2001, 2000 and 1999, sales to OEM, ODM, and adapter card customers in Asia accounted for approximately 99%, 99% and 73% of our net sales, respectively, and we anticipate that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations. While we have not experienced any other material adverse effects on our operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices.


INTELLECTUAL PROPERTY

        We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have filed six U.S. patent applications in fiscal year 2001 relating to our technology. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

        The semiconductor industry is characterized by frequent litigations regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, NeoMagic Corporation has filed suit alleging that our embedded DRAM graphics accelerators infringe their patents. We have responded and filed a counterclaim, which is described in more detail under "Item 3. Legal Proceedings." There can be no assurance that this litigation will be resolved in favor of us or that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. The NeoMagic litigation or similar litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including the People's Republic of China, Taiwan and Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

        Trident and TrueVideo are registered trademarks, Blade 3D 9880T, Blade 3D 9880, 3DImage975, CyberBlade(TM) XP, Cyber9525DVD, CyberBlade(TM) i7, CyberBlade(TM) i1, TVXpress, CyberBlade(TM)Ai1, DPTV(TM)-DX, Blade 256XP(TM) are trademarks of the Company. Other trademarks used herein are the property of their respective owners.


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


SEGMENTS

        We operate in the videographics and digital media segments as described above. For fiscal years 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 2% and 0% and the loss was negligible. At both June 30, 2001 and June 30, 2000, the assets attributed to the digital media segment were negligible. Accordingly segmental information is not required in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" as paragraph 18 of the Statement requires segmental disclosures for an operating segment which constitutes 10% or more of revenues, assets or loss.


EMPLOYEES

        As of June 30, 2001, we had 362 full time employees, including 272 in research and development, 20 in product testing, quality assurance and operations functions, 38 in marketing and sales and 32 in finance, human resources, and administration. As of June 30, 2001, we have 106 employees in the United States, 181 in Shanghai, China, 58 in Taiwan and 17 in Hong Kong. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where we are located. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.


ITEM 2. PROPERTIES

        We lease a building of approximately 34,000 square feet on 1090 East Arques Avenue in Sunnyvale, California, pursuant to a lease which expires in June 2006. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. We lease office space for a sales office in Houston, Texas. This sales office totals approximately 500 square feet. Our other leases include a 10,000 square foot office in Kowloon, Hong Kong, China, for the Hong Kong branch office of the Trident Far East subsidiary, a 9,000 square foot sales office in Taipei, Taiwan, a 14,000 square foot research and development facility in Hsinchu, Taiwan, and a 29,000 square foot research and development facility in Shanghai, China.


ITEM 3. LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against us. On February 1, 2001, the Court granted a summary judgment in favor of us that we did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. We expect the Court to enter judgment in our favor. NeoMagic has appealed the summary judgment on its infringement claims but we believe the appeal is premature. We expect to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before our antitrust counterclaim is resolved in the trial court. We asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that the infringement claims have been resolved, we have moved to lift the stay on our antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, we filed a motion to dismiss NeoMagic's appeal for lack of jurisdiction because there is no final appealable order and our antitrust counterclaim remains pending. On June 15, 2001, we filed our opposition appeal brief and renewed our request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic's appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify our summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was our motion to lift the stay on our antitrust counterclaim so it could take limited discovery.

        On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that we infringed a patent issued in March 2000 that is related to the two patents at issue in the first case. This case has been stayed pending resolution of the first case. Given the nature of litigation, the lack of any discovery to date, and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        In January 2001, FIC Corporation's motion to add us as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation in the U.S. District Court, Northern District of California was denied. FIC had attempted to add us as a third-party defendant because we allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that we assume FIC's defense in the Intel action, which demand we rejected. FIC settled its case with Intel and renewed its demand in March 2001, that we reimburse it for its costs of defense. We rejected this demand, and FIC has threatened to file suit against us seeking recovery of our costs of defense. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty whether FIC will bring suit or the ultimate outcome of any such litigation.

        On April 26, 2001, we filed a lawsuit against VIA Technologies, Inc. and S3 Graphics of Fremont, California, in the Superior Court for the State of California, Santa Clara County. We allege that VIA and S3 Graphics, together with former Trident engineering senior managers, conspired to misappropriate our trade secrets. We allege that VIA and S3 Graphics used our confidential information to systematically recruit key engineers away from us as part of a scheme to gain a competitive advantage by undermining our product development and design win capabilities. We also allege that VIA and S3 Graphics may be planning to use our trade secrets to unfairly compete against us. We intend to vigorously pursue this lawsuit to protect our business and intellectual property. We are seeking the following relief: (1) preliminary and/or permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting our trade secrets, and (b) employing any person solicited with the use of our trade secrets, (2) general monetary damages in an amount to be determined at trial, (3) disgorgement by the defendants of any monies acquired by means of the acts complained of, (4) punitive damages,
(5) reasonable attorneys' fees, (6) costs and (7) such further relief as the court deems just and proper. Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments in the litigation.

        On May 4, 2001, VIA Technologies, Inc. sued us in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies' agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets we allegedly ordered but did not pay for. On May 29, 2001, we answered and counterclaimed, asserting claims for breach of the same agreements, interference with our relationships with our customers, and related claims. On July 9, 2001, we moved for a preliminary injunction to require VIA to live up to its agreements with us. At the August 13, 2001 scheduled hearing on our motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but the parties agreed to postpone the preliminary injunction hearing, which is now set for October 15, 2001, to permit a second mediation session. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        As of June 30, 2001, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                           Age        Position                                Employed Since
----                           ---        --------                                --------------
Frank C. Lin                    56        President, Chief Executive Officer           1987
                                            and Chairman of the Board

Jung-Herng Chang, Ph.D.         45        Senior Vice President, Engineering           1992


Peter Jen                       55        Senior Vice President, Asia Operations       1988
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

        Dr. Chang joined the Company in July 1992. He was appointed to his present position in January 1998. He was appointed Vice President, Engineering in July 1994, and served as Chief Technical Officer from July 1992 through June 1994. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc. From September 1985 through September 1988, he was a research member at IBM's Thomas J. Watson Research Center. Dr. Chang holds a Ph.D. in Computer Science and a M.S. in Electrical Engineering and Computer Science from the University of California, Berkeley, and a B.S. in Electrical Engineering from the National Taiwan University.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's stock has been traded on the NASDAQ National Market since the Company's initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
NASDAQ:

Year Ended June 30,          High                 Low
-------------------       ---------            ---------
2000
First Quarter             $   9.688            $   7.188
Second Quarter               12.000                6.875
Third Quarter                16.438                9.750
Fourth Quarter               11.750                7.125

2001
First Quarter             $  12.063            $   8.000
Second Quarter                9.625                4.125
Third Quarter                 8.000                3.844
Fourth Quarter                5.700                3.760

        As of June 30, 2001, there were approximately 126 registered holders of record of the Company's common stock.

        The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED AND SUPPLEMENTARY FINANCIAL DATA

                           TRIDENT MICROSYSTEMS, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEAR ENDED JUNE 30,
                                                ------------------------------------------------------------------------
(in thousands, except per share data)             2001            2000            1999            1998            1997
                                                ---------       ---------       ---------       ---------       --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                        $ 128,226       $ 122,682       $  89,255       $ 113,002       $177,934
Income (loss) from operations                       2,394          (4,206)        (14,251)         (9,520)        20,553
Net Income (loss)                                 (43,640)         68,107         (12,195)         (5,106)        15,340
Basic income (loss) per share                       (3.33)           5.07           (0.94)          (0.39)          1.20
Diluted income (loss) per share                     (3.33)           4.43           (0.94)          (0.39)          1.09

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents,
   and short-term investments                   $  79,385       $ 149,706       $  32,469       $  36,886       $ 59,945
Working capital                                    79,191         115,211          37,498          47,881         64,952
Total assets                                      147,419         222,376         110,910         118,427        139,516
Long-term debt, less current portion                   --              46              82             350            707
Total stockholders' equity                        105,366         155,961          93,381         104,891        109,557

               SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                FISCAL 2001 QUARTER ENDED
                                           --------------------------------------------------------------------
(in thousands, except per share data)      JUNE 30            MARCH 31           DECEMBER 31       SEPTEMBER 30
                                           -------            --------           -----------       ------------
Revenues                                   $32,393            $ 24,724             $35,052            $36,057
Gross profit                                 9,369               5,010              15,111              9,390
Income (loss) from operations                  463              (3,212)              4,982                161
Net income (loss)                            2,367             (50,646)              4,105                534
Basic income (loss) per share                 0.18               (3.87)               0.32               0.04
Diluted income (loss) per share               0.17               (3.87)               0.29               0.04

                                                                FISCAL 2000 QUARTER ENDED
                                           ---------------------------------------------------------------------
(in thousands, except per share data)      JUNE 30            MARCH 31           DECEMBER 31        SEPTEMBER 30
                                           -------            --------           -----------        ------------
Revenues                                   $31,648            $ 32,144             $34,811            $ 24,079
Gross profit                                12,460               9,277              10,887               7,624
Income (loss) from operations                  225              (2,056)                 73              (2,448)
Net income (loss)                            1,946              67,486                 693              (2,018)
Basic income (loss) per share                 0.14                4.94                0.05               (0.15)
Diluted income (loss) per share               0.13                4.28                0.05               (0.15)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

        - the timing of availability and functionality of products under development,

        -       product mix,

        -       trends in average selling prices,

        -       the percentage of export sales and sales to strategic customers,

        -       the availability and cost of products from our suppliers,

        -       outcome of pending litigation,

        - closing of transactions relating to sale of 23.5% of our common stock,

        - future investments in and acquisitions of businesses, products or technologies,

        -       demand for our products,

        -       demand for PCs and notebooks,

        -       future spin-offs of subsidiaries and/or other facilities,

        - devotion of resources and control of expenses related to new products, markets and internal business strategies,

are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


ANNUAL RESULTS OF OPERATIONS

        The following table sets forth the percentages that consolidated statement of operations items are to net sales for the years ended June 30, 2001, 2000 and 1999:

                                                          Year ended June 30,
                                                ----------------------------------------
                                                2001              2000              1999
                                                ----              ----              ----
Revenues                                         100%              100%              100%
Cost of revenues                                  70                67                68
                                                ----              ----              ----
Gross margin                                      30                33                32
Research and development                          15                22                29
Selling, general and administrative               13                14                19
                                                ----              ----              ----
Income (loss) from operations                      2                (3)              (16)
Gain (loss) on investments, net                  (61)               94                 -
Interest income, net                               2                 1                 2
                                                ----              ----              ----
Income (loss) before income taxes                (57)               92               (14)
Provision (benefit) for income taxes             (23)               36                 -
                                                ----              ----              ----
Net income (loss)                                (34)               56               (14)
                                                ====              ====              ====

Revenues

        Total revenues in fiscal 2001 increased to $128.2 million, or 4%, from $122.7 million reported in fiscal 2000. Net product sales increased in fiscal 2001 to $119.0 million, or 1%, from $117.7 million reported in fiscal 2000. The increase in net product sales was primarily due to increases in unit volume shipments of notebook products having higher average selling prices. Royalty and license revenue increased to $9.3 million in fiscal 2001 from $5.0 million in fiscal 2000 resulting primarily from a final payment from VIA in settlement of our litigation against VIA for products sold prior to March 31, 2000. We did not recognize the royalties in earnings until the quarter ended December 31, 2000 when the disputes were settled and the collectibility was assured. Sales of notebook products of $102.3 million were approximately 80% of total revenues in fiscal 2001 as compared to $91.9 million or 75% of total revenues in fiscal 2000. Sales of GUI desktop products were approximately $8.7 million or 7% of total revenues in fiscal 2001 as compared to approximately $21.9 million or 18% in fiscal 2000.

        Total revenue in fiscal 2000 increased to $122.7 million, or 37%, from $89.3 million reported in fiscal 1999. The increase in net sales was primarily due to increases in unit volume shipments of notebook products having higher average selling prices, as well as a payment of $5.0 million from VIA relating to license revenue for certain product software that was delivered in the year ended June 30, 2000.

        Sales of notebook products of $91.9 million were approximately 75% of total revenue in fiscal 2000 as compared to $51.4 million or 58% of total revenue in fiscal 1999. Sales of GUI accelerator desktop products were approximately $21.9 million or 18% of total revenue in fiscal 2000 as compared to approximately $33.8 million or 38% in fiscal 1999.

        We design products with the goal of filling the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to leading PC systems manufacturers represented approximately 51% of total revenue for fiscal 2001, an increase from 46% in fiscal 2000, and an increase from 26% in fiscal 1999. Sales to Asian customers, primarily in Hong Kong, Taiwan, Japan, the Philippines, Thailand and Singapore, accounted for 99% of net sales in fiscal 2001. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea, Japan, and Singapore accounted for 99% and 73% of net sales in fiscal 2000, and 1999, respectively. Sales to three customers Inno Micro (which is a supplier of Toshiba), and Quanta and Arima (which are suppliers of Compaq) accounted for approximately 23%, 16% and 15% of net sales for fiscal 2001, respectively. Sales to three customers Compaq, Fujitsu, and Toshiba accounted for approximately 18%, 11%, and 10% of net sales for fiscal 2000, respectively, and sales to two customers, Fujitsu and Innoquest, accounted for approximately 13% and 12% of net sales for fiscal 1999, respectively. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. We derive a portion of our revenues from sales to distributors. Sales to distributors represented 30%, 6% and 12% of net sales during the twelve months ended June 30, 2001, 2000 and 1999, respectively.

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

Gross Margin

        The sales of PCs has slowed in recent periods. While our revenue has generally been stable, we cannot predict when or if this slowdown will be reversed, and any significant revenue growth in graphics revenue depends to a substantial extent on an improvement in the PC market. Gross margin as a percentage of total revenue decreased to 30% in fiscal 2001 from 33% in fiscal 2000. Excluding the royalty and license revenue, our gross margin decreased to 25% in fiscal 2001 from 30% in fiscal 2000. The 5% decrease was primarily due to an increase in the cost of the production of notebook chips.

        Gross margin as a percentage of total revenue increased to 33% in fiscal 2000 from 32% in fiscal 1999. Our gross margin was higher in fiscal 2000 primarily due to the license revenue of $5.0 million in the fourth quarter of fiscal 2000. Excluding the license revenue, our gross margin decreased by 2% in fiscal 2000. The 2% decrease was primarily due to an increase in the cost of embedded dynamic random access memory.

        We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products often with additional functionality which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

        Research and development expenditures decreased to $20.0 million in fiscal 2001 from $27.6 million in fiscal 2000, and decreased from $26.3 million in fiscal 1999. Research and development expenditures as a percentage of net sales were 15%, 22% and 29% in fiscal 2001, 2000 and 1999, respectively. The decrease in the amount spent in fiscal 2001 was primarily the result of our restructuring of our research and development organization and the concentration of our research and development efforts on products with the greatest revenue generating potential.

        We are in the process of developing our next generation 3D graphics technology. The new technology will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV(TM) product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner. For fiscal years ended June 30, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 2% and 0%, respectively.

Selling, General and Administrative

        Selling, general and administrative expenditures decreased to $16.5 million in fiscal 2001 from $16.9 million in fiscal 2000 and were $16.6 million in fiscal 1999. Selling, general and administrative expenditures as a percentage of net sales were 13%, 14% and 19% in fiscal 2001, 2000 and 1999, respectively. Selling expenditures were $7.9 million in fiscal 2001 as compared to $9.7 million and $10.9 million in fiscal 2000 and 1999, respectively. General and administrative expenditures were $8.6 million in fiscal 2001 as compared to $7.2 million and $5.7 million in fiscal 2000 and 1999, respectively. Selling costs have declined in fiscal 2001 and fiscal 2000 due to a decline in headcount and sales representative commissions, and in fiscal year 1999 due to the slow-down in personal computer sales, and reductions in marketing personnel. General and administrative expenditures have increased in fiscal year 2001, compared to fiscal 2000 and fiscal 1999, primarily due to an increase in administrative personnel.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents balances and the prevailing interest rates. Net interest income decreased to $1.7 million in fiscal 2001 from $2.0 million in fiscal 2000 due to lower cash balances in higher yielding money market accounts. Net interest income remained flat at $2.0 million in both fiscal 2000 and in fiscal 1999.

Provision for Income Taxes

        The benefit of income taxes amounted to $30.1 million for the fiscal year ended June 30, 2001 due primarily to the decrease of deferred tax liabilities as a result of the write-down of the investment in United Microelectronics Corporation ("UMC"). Provision for income taxes amounted to $44.7 million for the fiscal year ended June 30, 2000, due primarily to the deferred tax provision for the unrealized capital gain in the investment in UMC.

Gain (loss) on investments

        On January 3, 2000, UMC acquired UICC, a company in which we had previously made an investment. As a result of this acquisition and a 20% stock dividend payable to shareholders of record on May 16, 2000, we now own approximately 55.8 million shares of UMC. We recorded a pre-tax gain of $117 million as a nonoperating gain in investment in our statement of operations during the year ended June 30, 2000. The gain represents the difference between the cost of our previous investment in UICC and the quoted market value of the UMC shares listed on the Taiwan Stock Exchange as of the date that UMC acquired UICC.

        In 1997 we invested $2 million in a privately held company engaged in the development of integrated microprocessors for use in personal computers. During the year ended June 30, 2000, we concluded that this investment had suffered an other-than-temporary impairment. Accordingly, the entire investment was written off and recorded in earnings as a realized loss. Subsequent to June 30, 2000, this company ceased major operations, and we never recovered any portion of our investment.

        In the quarter ended March 31, 2001, based on the decline of UMC's stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, we concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $76.4 million between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001, was written off and included in earnings as impairment loss on investments in accordance with SFAS No. 115 and APB No 18, for the short-term and long-term portions of investments, respectively.

        During the quarter ended March 31, 2001, we also recognized impairment losses of investments other than UMC totaling $1.4 million as follows:

ADSL company                       $  411,000
Communications company                379,000
MIPS technology company               300,000
Fibre optic company                   200,000
Other                                 150,000
                                   ----------
Total                              $1,440,000
                                   ==========

        In September 1999, we invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company's initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. We noted that it was experiencing depressed and declining earnings in relation to its competitors in the ADSL market and erosion of its market share and therefore concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115.

        In June 2000, we invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares owned by us was $221,000. Because of the significant losses incurred by this company, we concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115.

        In January 2000, we invested $300,000 in a private company engaged in MIPS technology development. In the quarter ended March 31, 2001, we concluded that this company's cash position and future outlook were unfavorable. Through February 28, 2001, it had incurred cumulative losses of $14.7 million of which $687,000 represented losses for the last two months. In addition, the amount of cash and cash equivalents remaining at February 28, 2001 was only $338,000 we concluded that the impairment was other-than-temporary. Accordingly, the investment was written off against earnings in accordance with APB No. 18.

        In September 2000, we invested $200,000 in a private company engaged in developing fiber optic products.

In the quarter ended March 31, 2001, we concluded that the market for this company's products had declined. This company had not recognized any revenue since its inception and had incurred losses of $870,000 during the two months ended February 28, 2001. We, therefore, concluded that the impairment was other-than temporary. Accordingly, the investment was written off as an other-than-temporary impairment loss in accordance with APB No. 18.

        The impairment loss of $150,000 relates to investments in several private companies, for which we concluded they had suffered an other-than-temporary impairment losses. Accordingly, the amount of the impairment was written off against earnings in accordance with APB No. 18.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING GAIN IN FISCAL 2001

        Although we earned operating income for the fiscal year ended June 30, 2001 of $2.4 million, we incurred operating losses in fiscal years 2000 and 1999 of $4.2 million and $14.3 million, respectively. Future performance will substantially depend upon numerous factors, such as:

        - whether there is improvement in PC sales, and notebook sales in particular;

        - timely introduction of new products and product enhancements to the marketplace;

        - whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

        -       fluctuating price levels for our products.

        We are trying to expedite new product launching and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in new markets such as DPTV(TM) and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.


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

        - delay of joint development efforts due to unexpected market conditions; and

        -       length of sales cycle.

RELIANCE ON FEW KEY ACCOUNTS

        To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. If any of our large distributors or customers stops or delays purchases, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers. Our distributor and customer agreements generally are not exclusive, and there is no obligation to renew agreements, and minimum purchases are generally not required. The significant terms of our agreements with distributors are described as follows:

- The products are shipped by us to a distributor with terms of F.O.B shipping point, with risk of loss transferring to the distributor upon delivery of the products by us to the common carrier.

-       Payment terms are net 30-days.

- The distributors return privileges are in the form of stock rotation and warranty and return resulting from functionality and quality issues for one year.

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

INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS

        The graphics controller industry in the sub-$1,000 PC segment has experienced reduced margins due to a number of factors including: competitive pricing pressures, increasing wafer cost and rapid technological change. We anticipate that the discrete graphics controller demand from sub-$1,000 PC's will continuously decrease in the future, while the demand for integrated graphics controllers will increase. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We are in the process of developing our next generation 3D graphics technology. The new technology will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV(TM) product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. However, we believe that DPTV(TM) products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV(TM) market even though competitors are substantially more experienced than we are in this market.

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

        We have experienced delays in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. Such delays often result in purchasing at a higher per unit product cost from other foundries or the payment of expediting charges so that we can obtain the required supply in a timely manner. We may in the future experience delays in shipments from foundries or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

UNSTABLE STOCK PRICE

        The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stock in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

DEPENDANCE ON KEY PERSONNEL

        Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, Senior Vice President, Engineering, and Peter Jen, our Senior Vice President, Asia Operations and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers or key employees are not bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring experienced and skilled engineers at our research and development facility in Taiwan and China. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS

        The graphic controller industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

        The graphic controller market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed a number of lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

THE CALIFORNIA ENERGY CRISIS COULD LEAD TO INCREASING OPERATING EXPENSES

        We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters facility in Sunnyvale, California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and rolling blackouts. Increased energy prices will increase our operating expenses which will decrease our profits.

NATURAL DISASTERS THAT COULD LIMIT OUR ABILITY TO SUPPLY PRODUCTS

        Our primary suppliers are located in California and Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may experience them in the future. A large earthquake in any of these areas could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

TERRORIST ATTACKS

        While our operations to date have not been directly affected by terrorism or terrorist attacks, we can not guarantee that our business will remain unaffected by terrorism in the future. The impact and future effects of terrorism are currently uncertain and we are unable to predict the future impact that terrorist attacks may have on our business and operations, the international markets in which we operate and the global economy in general.

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

        These actions could harm our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including: difficulties in the assimilation of acquired operations, technologies or products; unanticipated costs associated with the acquisition or investment transaction; adverse effects on existing business relationships with suppliers and customers; risk associated with entering markets in which we have no or limited prior experience; and potential loss of key employees of acquired organizations.

        We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business, operating results and financial condition.

        We are exposed to fluctuations in the market values of our investments. We have invested in numerous privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past and could in the future lose our entire initial investment in these companies. Our exposure to fluctuating market conditions could harm our business, operating results and financial condition.


UNCERTAINTY OF BUSINESS REORGANIZATION

        To better enable us to advance in the 3D graphics and digital TV marketplace, we are now organized into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues our entire 3D videographics business with worldwide PC OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from our single-chip digital television video processor DPTV(TM) entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that this organization will permit us to more effectively grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful. For fiscal year ended June 30, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 2% and 0%. At both June 30, 2001 and June 30, 2000, the assets attributed to the digital media segment were negligible.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary will be developing the LCD Panel product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $4.9 million and $2.0 million respectively, as of June 30, 2001. It is our intention to spin-off these subsidiaries during our fiscal year 2002. We own a majority interest in Trident Technologies, Inc. However, the timing and effect of these spin-offs will depend on a number of organizational, operational and marketing factors and the spin-offs may not occur at the time currently anticipated.


UNCERTAINTY OF PERFORMANCE OF EQUITY INVESTMENTS

        We maintain an investment portfolio including minority equity investments in several publicly traded companies. The values of these investments are subject to market price volatility. For example, as a result of recent market price volatility of our publicity traded equity investments, we experienced a $46.3 million after-tax unrealized loss during the third quarter of fiscal 2001. We have also made investments in a number of privately held companies, many of which are in the start-up development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past and could in the future lose our entire investment in these companies. For instance, we recorded a $390,000 after-tax unrealized loss during the third quarter of fiscal 2001 as a result of the impairment in value of our investments in several private companies.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, our principal sources of liquidity included cash and cash equivalents of $26.7 million down from $39.0 million at June 30, 2000. In fiscal year 2001, $607,000 of cash was provided by operations, compared to fiscal year 2000, in which $17.2 million of cash was provided by operations. Cash provided by operations was primarily due to an increase in accounts payable, offset by increases in accounts receivable and inventories.

        Accounts receivable increased to $9.2 million at June 30, 2001 from $6.1 million at June 30, 2000. The increase in accounts receivable was primarily due to an increase in revenues for the fourth quarter. Revenues increased to $32.4 million in the three months ended June 30, 2001 from $24.7 million in the three months ended March 31, 2001.

        Inventories increased to $10.7 million at June 30, 2001 from $3.4 million at June 30, 2000. The primary reason is that we changed from purchasing finished products from one vendor to purchasing wafers from one vendor and sending these wafers to other subcontractors for packaging, testing and other production procedures. In the past, most of our purchases were integrated products that were purchased in the form of finished goods directly from our vendor based on our just-in-time business model. The discrete products, on the other hand, are purchased as work-in-process from wafer foundries and are then sent to other vendors for additional processing. This change results in a longer product manufacturing cycle and higher inventory balances. This change in production strategy resulted in an increase in our discrete notebook inventory by approximately $4.1 million. In addition, the introduction of our new digital media products during fiscal year 2001 contributed approximately $1.4 million to the increase in inventory.

        Accounts payable increased to $11.8 million at June 30, 2001 from $7.3 million at June 30, 2000. The increase in accounts payable is primarily due to an increase in work-in-process inventory for the year-end June 30, 2001. Work-in-process inventory increased at June 30, 2001 to $5.9 million from $346,000 at June 30, 2000.

        The decrease in cash for the year ended June 30, 2001, due to investing and financing activities, was mainly the purchase of long-term investments of $6.1 million and treasury stock of $7.7 million. Capital expenditures in fiscal 2001, 2000, and 1999 were $2.1 million, $1.2 million and $2.6 million, respectively.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        On April 13, 2000, our Board of Directors approved an extension to April 30, 2001 of the $20 million stock repurchase program, originally approved in April 1998. During fiscal years 2001, 2000, and 1999, 734,000, 680,000 and
161,500 shares of common stock were repurchased for $7.7 million, $6.2 million, and $0.9 million under this program, respectively.

        In October 1999, our Board of Directors authorized a one-year budget of $20.0 million allowing our President and executive officers to make equity investments in companies, with no more than $3.0 million in any one company or technology. As of June 30, 2001 cumulative purchases of investments totaled $14.2 million. Substantially all of these investments are in private companies developing technologies in areas in which we are focusing.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of our common stock to Unipac and 3,173,484 shares of our common stock to Hsun Chieh representing approximately 23.5% of the common stock that will be outstanding after the new issuance. On April 13, 2000, our Board of Directors approved an amendment to the existing agreement upon the request of these corporate investors. Under the terms of the amended agreement, we agreed to adjust the stock purchase price due to the recent stock market volatility, aiming to continue the long-term strategic relationship and further strengthen our cash position for future strategic expansion. Closing of this transaction is contingent upon governmental and NASD regulatory approval, and other customary closing conditions. To date the conditions have not been satisfied, and we do not expect the transaction to close, at least not on the terms originally agreed to.

        On April 19, 2000, we and VIA Technologies, Inc. announced that we had agreed to resolve all pending litigation. We recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $0.9 million, related to the litigation settlement with VIA Technologies Inc. The $10.2 million, which VIA agreed to pay us as part of the settlement of litigation, was related to products sold prior to March 31, 2000. We sued VIA because VIA did not pay royalties to us when the products were sold. We did not recognize the royalties in earnings until the disputes and litigation regarding our right to collect were settled in the quarter ended December 31, 2000.

        As of June 30, 2001, our investment in UMC, classified as short-term investment, was valued at $52.7 million. In addition, we held $26.0 million in stock which is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2001, approximately 16.1 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so, however, at present we do not have an intent to sell any of the stock in the immediate future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2001, $26.7 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

EXCHANGE RATE RISK

        We currently have operations in the United States, Taiwan and China. The functional currency of all our operations is the U.S. dollar. Though some expenses are incurred in local currencies by our Taiwan and China operations, substantially all of our transactions are made in U.S. dollars, hence, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.

        While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

INVESTMENT RISK

        We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of June 30, 2001, we had available-for-sale equity investments with a fair market value of $53.5 million including $52.7 million related to shares of UMC. In addition, we had a net after-tax unrealized loss of $6.8 million which is recorded as a separate component of stockholders' equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"). Information relating to our executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as a part of this Form:

                1.      Financial Statements:                                         Page Number
                                                                                      -----------
                        Report of Independent Accountants                                 30

                        Consolidated Balance Sheet -                                      31
                        As of June 30, 2001 and 2000

                        Consolidated Statement of Operations -                            32
                        For the Three Years Ended June 30, 2001

                        Consolidated Statement of Changes in Stockholders' Equity         33
                        For the Three Years Ended June 30, 2001

                        Consolidated Statement of Cash Flows                              34
                        For the Three Years Ended June 30, 2001

                        Notes to Consolidated Financial Statements                        35

                2.      Financial Statement Schedules:

                        All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                3. Exhibits: See Index to Exhibits on page 52. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

        (b)     Reports on Form 8-K:

                        None

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Trident Microsystems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
July 24, 2001

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

                                                                                      JUNE 30,
                                                                           -------------------------------
(in thousands, except per share data)                                        2001                  2000
                                                                           ---------             ---------
ASSETS
Current assets:
     Cash and cash equivalents                                             $  26,677             $  39,041
     Short-term investments - UMC                                             52,708               110,665
     Short-term investments - other                                              791                     -
     Accounts receivable                                                       9,247                 6,092
     Inventories                                                              10,669                 3,376
     Deferred tax assets                                                       1,656                     -
     Prepaid expenses and other current assets                                 3,481                 2,222
                                                                           ---------             ---------
         Total current assets                                                105,229               161,396
Property and equipment, net                                                    3,559                 3,901
Investments - UMC                                                             26,005                48,049
Investments - other                                                           11,996                 8,096
Other assets                                                                     630                   934
                                                                           ---------             ---------
         Total assets                                                      $ 147,419             $ 222,376
                                                                           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  11,829             $   7,324
     Accrued expenses                                                         13,169                12,531
     Deferred tax liability - current                                              -                24,734
     Income taxes payable                                                      1,040                 1,596
                                                                           ---------             ---------
         Total current liabilities                                            26,038                46,185
Deferred income taxes - non-current                                           14,947                18,928
Other long-term liabilities                                                        -                    46
Minority interest in subsidiary                                                1,068                 1,256
                                                                           ---------             ---------
         Total liabilities                                                    42,053                66,415
                                                                           ---------             ---------
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
     Common stock, $ 0.001 par value; 30,000 shares authorized;
          15,211 and 14,479 shares issued and outstanding                         15                    14
     Additional paid-in capital                                               55,091                52,240
     Treasury stock, at cost, 1,950 and 1,216 shares                         (17,952)              (10,281)
     Retained earnings                                                        74,996               118,636
     Accumulated other comprehensive loss                                     (6,784)               (4,648)
                                                                           ---------             ---------
         Total stockholders' equity                                          105,366               155,961
                                                                           ---------             ---------
         Total liabilities and stockholders' equity                        $ 147,419             $ 222,376
                                                                           =========             =========


  The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     YEAR ENDED JUNE 30,
                                                                     ----------------------------------------------------
       (in thousands, except per share data)                            2001                 2000                  1999
                                                                     ---------             ---------             --------
       Revenues
            Product sales                                            $ 118,959             $ 117,682             $ 89,255
            Royalty and license revenue                                  9,267                 5,000                    -
                                                                     ---------             ---------             --------
                                                                       128,226               122,682               89,255
       Cost of revenues                                                 89,346                82,434               60,585
                                                                     ---------             ---------             --------
       Gross profit                                                     38,880                40,248               28,670
       Research and development expenses                                20,031                27,555               26,345
       Selling, general and administrative expenses                     16,455                16,899               16,576
                                                                     ---------             ---------             --------
       Income (loss) from operations                                     2,394                (4,206)             (14,251)
       Gain (loss) on investments                                      (77,808)              114,984                    -
       Interest income, net                                              1,712                 2,046                1,976
                                                                     ---------             ---------             --------
       Income (loss) before provision for income taxes                 (73,702)              112,824              (12,275)
       Provision (benefit) for income taxes                            (30,062)               44,717                  (80)
                                                                     ---------             ---------             --------
       Net income (loss)                                             $ (43,640)            $  68,107             $(12,195)
                                                                     =========             =========             ========

       Basic income (loss) per share                                 $   (3.33)            $    5.07             $  (0.94)
                                                                     =========             =========             ========

       Shares used in computing basic per share amounts                 13,087                13,423               12,978
                                                                     =========             =========             ========

       Diluted income (loss) per share                               $   (3.33)            $    4.43             $  (0.94)
                                                                     =========             =========             ========

       Shares used in computing diluted per share amounts               13,087                15,360               12,978
                                                                     =========             =========             ========


  The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                              COMMON  ADDITIONAL                              OTHER
                                              STOCK    PAID-IN    TREASURY      RETAINED  COMPREHENSIVE   TOTAL      COMPREHENSIVE
 (In thousands)                     SHARES    AMOUNT   CAPITAL     STOCK        EARNINGS      LOSS        EQUITY      INCOME (LOSS)
                                   --------   ------  ----------  --------     ---------  -------------  ---------   --------------
 Balance at June 30, 1998            13,289     $13    $45,339    $ (3,185)    $  62,724     $    --     $ 104,891
 Issuance of common stock               277       1      1,034          --            --          --         1,035
 Income tax benefit on
      disqualifying disposition
      of common stock options            --      --        590          --            --          --           590
 Purchase of treasury shares             --      --         --        (940)           --          --          (940)
 Net loss                                --      --         --          --       (12,195)         --       (12,195)     (12,195)
                                                                                                                       --------
 Comprehensive loss                                                                                                    $(12,195)
                                     ======     ===    =======    ========     =========     =======     =========     ========

 Balance at June 30, 1999            13,566      14     46,963      (4,125)       50,529          --        93,381
 Issuance of common stock               913      --      5,277          --            --          --         5,277
 Purchase of treasury shares             --      --         --      (6,156)           --          --        (6,156)
 Unrealized loss on short-term
      investments                        --      --         --          --            --      (4,648)       (4,648)    $ (4,648)
 Net income                              --      --         --          --        68,107          --        68,107       68,107
                                                                                                                       --------
 Comprehensive income                                                                                                  $ 63,459
                                     ======     ===    =======    ========     =========     =======     =========     ========

 Balance at June 30, 2000            14,479      14     52,240     (10,281)      118,636      (4,648)      155,961
 Issuance of common stock               732       1      2,851          --            --          --         2,852
 Purchase of treasury shares             --      --         --      (7,671)           --          --        (7,671)
 Unrealized loss on short-term
      investments                        --      --         --          --            --      (2,136)       (2,136)    $ (2,136)
 Net loss                                --      --         --          --       (43,640)         --       (43,640)     (43,640)
                                                                                                                       --------
 Comprehensive loss                                                                                                    $(45,776)
                                     ======     ===    =======    ========     =========     =======     =========     ========
 Balance at June 30, 2001            15,211     $15    $55,091    $(17,952)    $  74,996     $(6,784)    $ 105,366
                                     ======     ===    =======    ========     =========     =======     =========


  The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED JUNE 30,
                                                                       ---------------------------------------------------
(in thousands)                                                           2001                 2000                  1999
                                                                       --------             ---------             --------
Cash flows from operating activities:
     Net income (loss)                                                 $(43,640)            $  68,107             $(12,195)
     Adjustments to reconcile net income to cash
     provided by operating activities:
          Depreciation and amortization                                   2,397                 3,418                4,241
          Provision for doubtful accounts and sales returns                 311                   430                  488
          Loss (gain) on investments                                     77,808              (114,984)                  --
          Income tax benefit on disqualifying disposition
            of common stock options                                          --                    --                  590
          Deferred income taxes, net                                    (28,946)               41,312                2,266
          Changes in assets and liabilities:
              Accounts receivable                                        (3,466)                4,507               (3,334)
              Inventories                                                (7,293)                1,305                5,465
              Prepaid expenses and other current assets                  (1,259)                2,194               (3,180)
              Other assets                                                  304                   (21)                (258)
              Accounts payable                                            4,505                 1,057                2,908
              Accrued expenses                                              630                 5,355                1,348
              Income taxes payable                                         (556)                3,401                    1
              Minority interest in subsidiary                              (188)                1,069                   --
                                                                       --------             ---------             --------
     Net cash provided by (used in) operating activities                    607                17,150               (1,660)
                                                                       --------             ---------             --------
Cash flows from investing activities:
     Sales of short-term investments, net                                    --                    --               13,970
     Purchases of property and equipment                                 (2,055)               (1,206)              (2,588)
     Purchases of long-term investments                                  (6,059)               (8,096)                  --
                                                                       --------             ---------             --------
     Net cash provided by (used in) investing activities                 (8,114)               (9,302)              11,382
                                                                       --------             ---------             --------
Cash flows from financing activities:
     Issuance of common stock                                             2,852                 5,277                1,035
     Principal repayments of capital leases                                 (38)                 (397)                (264)
     Purchase of treasury stock                                          (7,671)               (6,156)                (940)
                                                                       --------             ---------             --------
     Net cash used in financing activities                               (4,857)               (1,276)                (169)
                                                                       --------             ---------             --------
Net increase (decrease) in cash and cash equivalents                    (12,364)                6,572                9,553
Cash and cash equivalents at beginning of year                           39,041                32,469               22,916
                                                                       --------             ---------             --------
Cash and cash equivalents at end of year                               $ 26,677             $  39,041             $ 32,469
                                                                       ========             =========             ========


  The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        THE COMPANY

        Trident Microsystems, Inc. (the "Company") designs, develops and markets integrated circuits for videographics, multimedia and digital process television products for the desktop and notebook PC market and consumer television market.

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

        Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments in money market accounts and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase. The Company classifies its short-term investments as available-for-sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, and are recorded as other comprehensive income or loss until realized. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an investment has suffered impairment that is other-than-temporary, the impairment is written off against earnings in accordance with Statements of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

        Other Financial Instruments. In addition to cash equivalents and short-term investments, the Company's financial instruments include accounts receivable and accounts payable, which are carried at cost. This approximates the fair value because of the short-term maturity of these instruments.

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

        Impairment of Long-lived Assets. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets based on a gross cash flow basis and will record for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company did not have any impairment charge against the value of the property, plant and equipment during the periods presented.

        Investments. Equity investments of less than 20% in which the Company does not have the ability to exert significant influence are accounted for using the cost method. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded in the statement of operations in accordance with Accounting Principles Board Opinions ("APB") No. 18 "The Equity Method of Accounting for Investment in Common Stock."

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        The Company recognizes license revenue in accordance with the revenue recognition criteria set forth in SOP 97-2 "Software Revenue Recognition." The Company's license revenue does not require significant production, modification or customization of software. The Company's license revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determined, (4) collectibility is probable. Royalty revenue is recognized when the Company is informed that the related products have been sold provided that collectibility is assured.

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

        Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company's stock on the date of grant and the amount an employee must pay to acquire the stock.

        Comprehensive income/loss. The unrealized gains and losses on marketable equity securities are comprehensive income items applicable to the Company, and are reported as a separate component of equity as "Accumulated other comprehensive income/loss."

        Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The adoption of this standard did not have a material impact on the Company's financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these financial statements for all periods presented. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44 or FIN 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued two Statements: Statement No. 141 - Business Combinations; and Statement No. 142 - Goodwill and Other Intangible Assets.

        The Statements:

                - Prohibit use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

                - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB No. 17, "Intangible Assets."

                - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is generally a level lower than that of the total entity.

        SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. These new Statements are not expected to affect the Company's financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. BALANCE SHEET COMPONENTS

                                                                                JUNE 30,
                                                                      -----------------------------
(in thousands)                                                          2001                 2000
                                                                      --------             --------
Accounts receivable:
   Trade accounts receivable                                          $ 10,657             $  7,191
   Less: allowance for doubtful accounts and sales returns              (1,410)              (1,099)
                                                                      --------             --------
                                                                      $  9,247             $  6,092
                                                                      --------             --------
Inventories:
   Work in process                                                    $  5,867             $    346
   Finished goods                                                        4,802                3,030
                                                                      --------             --------
                                                                      $ 10,669             $  3,376
                                                                      ========             ========
Property and Equipment:
   Machinery and equipment                                            $ 15,866             $ 15,788
   Furniture and fixtures                                                1,744                1,695
   Leasehold improvements                                                1,110                  651
                                                                      --------             --------
                                                                        18,720               18,134
   Less: accumulated depreciation and amortization                     (15,161)             (14,233)
                                                                      --------             --------
                                                                      $  3,559             $  3,901
                                                                      ========             ========
Accrued expenses:
   Compensation accruals                                              $  2,376             $  2,163
   Professional fee accruals                                             2,168                1,506
   Rebate accruals                                                       1,301                1,657
   Nonrecurring engineering charges                                      1,471                2,382
   Dealer commission accruals                                              771                  334
   Other                                                                 5,082                4,489
                                                                      --------             --------
                                                                      $ 13,169             $ 12,531
                                                                      ========             ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      NET INCOME (LOSS) PER SHARE

        Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

                                                               Year Ended June 30,
                                                 ------------------------------------------------
(in thousands, except per share data)              2001                2000                1999
                                                 --------             -------            --------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss)                               $(43,640)            $68,107            $(12,195)
Weighted average common shares                     13,087              13,423              12,978
Basic net income (loss) per share                $  (3.33)            $  5.07            $  (0.94)
DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss)                                $(43,640)            $68,107            $(12,195)

Weighted average common shares                     13,087              13,423              12,978
Dilutive common stock equivalents                      --               1,937                  --
                                                 --------             -------            --------
Weighted average common shares
  and equivalents                                  13,087              15,360              12,978
                                                 ========             =======            ========

Diluted net income (loss) per share              $  (3.33)            $  4.43            $  (0.94)


4.      INVESTMENT IN UMC

        In August 1995 the Company made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000. The only change in the number of shares in UMC held by the Company from January 3, 2000 to June 30, 2001, was the increase resulting from the stock dividend. As of June 30, 2001, the Company owned approximately 55.8 million shares which represented about 0.5% of the outstanding stock of UMC.

        On January 3, 2000, the Company recognized a pre-tax gain of $117.0 million upon the receipt of UMC shares in exchange for the UICC shares. In the quarter ended March 31, 2001 based on the decline of the UMC's stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, the Company concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $76.4 million between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001, was written off and included in earnings as impairment loss on investments in accordance with SFAS No. 115 and APB No 18 for the short-term and long-term portions of investments, respectively.

        In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company's ability to sell the UMC shares. If the Company's total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company's production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company's production capacity could be reduced by

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2001, approximately 16.1 million shares with a carrying value of $26.0 million and a market value of $21.4 million, are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No.
        18. The $26.0 million reflects the write-down to the market value as of March 31, 2001. Based on the information available, the Company believes that the additional impairment is temporary. If the stock price of UMC does not recover in the next few quarters or if additional adverse information is received, the Company might conclude that impairment is other-than-temporary, in which case the amount of the impairment will be expensed.

        Shares of UMC are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 39.7 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $52.7 million as of June 30, 2001. Related to these unrestricted shares is an after-tax loss of $6.8 million, which has been included in stockholders' equity as a comprehensive loss, as of June 30, 2001.


5.      INVESTMENTS IN OTHER COMPANIES

        The Company held an investment portfolio including minority equity investments in several publicly traded companies and a number of privately held companies.

        In 1997 the Company invested $2 million in a privately-held company engaged in the development of integrated microprocessors for use in personal computers. The Company concluded that during the year ended June 30, 2000, this investment had suffered an other-than-temporary impairment. Accordingly, the investment was written off and charged against earnings as a realized loss. Subsequent to June 30, 2000, this company practically ceased operations, and the Company never recovered any portion of its investment.

        During the year ended June 30, 2001, the Company made investments of $6.1 million. During the quarter ended March 31, 2001, the Company recognized impairment losses of investments, in addition to the UMC losses, totaling $1.4 million as follows:

ADSL company                       $  411,000
Communications company                379,000
MIPS technology company               300,000
Fibre optic company                   200,000
Other                                 150,000
                                   ----------
Total                              $1,440,000
                                   ==========


        In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock, which were then converted into the same number of common stock shares upon the company's initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. The Company noted that it was experiencing depressed and declining earnings in relation to its competitors in the ADSL market and erosion of its market share and therefore concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No.115.

        In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        a listed company. On March 31, 2001, the fair value of the shares owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No.115.

        In January 2000, the Company invested $300,000 in a private company engaged in MIPS technology development. In the quarter ended March 31, 2001, the Company concluded that this company's cash position and future outlook were unfavorable. Through February 28, 2001, it had incurred cumulative losses of $14.7 million of which $687,000 represented losses for the last two months. In addition, the amount of cash and cash equivalents remaining at February 28, 2001 was only $338,000. The Company concluded that the impairment was other-than-temporary. Accordingly, the investment was written off against earnings in accordance with APB No. 18.

        In September 2000, the Company invested $200,000 in a private company engaged in developing fiber optic products. In the quarter ended March 31, 2001, the Company concluded that the market for this company's products had declined. This private company invested in had not recognized any revenue since its inception and had incurred losses of $870,000 during the two months ended February 28, 2001. The Company concluded that the investment was other-than-temporary. Accordingly, the investment was written off as an other-than-temporary impairment loss in accordance with APB No. 18.

        The impairment loss of $150,000 relates to investments in several private companies, for which the Company concluded had suffered other-than-temporary impairment losses. Accordingly, the amount of the impairment was written off against earnings in accordance with APB No. 18.


6.      OTHER CURRENT ASSETS

        Included in other current assets is a $500,000 loan to Mr. Frank Lin, the Company's President and Chief Executive Officer. In accordance with an agreement dated April 27, 2000, this loan was provided to Mr. Lin for his personal use. It is payable in full on the earlier of cessation of employment or April 27, 2002. The interest rate is 6.46% compounded annually and the accrued interest is payable at maturity. Mr. Lin used shares of the Company's stock he acquired several years ago as collateral for the loan. This loan was not provided in relation to any purchase of the Company's stock or the exercise of the Company's stock options.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      INCOME TAXES

        The components of income (loss) before taxes are as follows:

                                                                                  YEAR ENDED JUNE 30,
                                                                 ----------------------------------------------------
(in thousands)                                                     2001                  2000                 1999
                                                                 ---------             ---------             --------
Income (loss) subject to domestic income taxes only              $ (79,970)            $ 116,435             $ (1,523)
Income (loss) subject to foreign income taxes, and in
        certain cases, domestic income taxes                         6,268                (3,611)             (10,752)
                                                                 ---------             ---------             --------
                                                                 $ (73,702)            $ 112,824             $(12,275)
                                                                 =========             =========             ========

The provision (benefit) for income taxes is comprised of the following:

                                         YEAR ENDED JUNE 30,
                          -------------------------------------------------
(in thousands)              2001                 2000                1999
                          --------             --------             -------
Current:
   Federal                      --             $  2,645             $(2,374)
   State                        --                  454                  --
   Foreign                     309                  306                  28
                          --------             --------             -------
                               309                3,405              (2,346)
                          --------             --------             -------
Deferred:
   Federal                 (26,136)              35,266               2,266
   State                    (4,235)               6,046                  --
                          --------             --------             -------
                           (30,371)              41,312               2,266
                          --------             --------             -------
                          $(30,062)            $ 44,717             $   (80)
                          ========             ========             =======

The deferred tax assets (liabilities) are comprised of the following:

                                                                     JUNE 30,
                                                           -----------------------------
 (in thousands)                                              2001                 2000
                                                           --------             --------
 Deferred tax assets:
    Reserves and accruals                                  $  1,656             $  1,627
    Research and development credits                          5,819                4,053
    Net operating losses                                      3,769                    6
    Other                                                     1,111                1,872
                                                           --------             --------
 Deferred tax assets                                         12,355                7,558

 Deferred tax liabilities:
    Capital gains not recognized for tax                    (13,440)             (43,770)
    Unremitted earnings of foreign subsidiaries             (12,206)              (7,450)
                                                           --------             --------
                                                            (13,291)             (43,662)
                                                           ========             ========
 Presented as:
    Deferred tax assets - current                          $  1,656             $     --
    Deferred tax liabilities - current                           --              (24,734)
    Deterred tax liabilities - long-term                    (14,947)             (18,928)
                                                           --------             --------
                                                           $(13,291)            $(43,662)
                                                           ========             ========

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

                                                                    YEAR ENDED JUNE 30,
                                                       -------------------------------------------
(in thousands)                                          2001               2000               1999
                                                       ------             ------             ------
Federal statutory rate                                 (35.0) %             35.0%             (35.0)%
State taxes, net of federal tax benefit                  (5.7)               5.0                 --
Research and development credit                          (2.0)              (1.3)                --
Foreign earnings subject to lower tax rates               0.2                5.8                 --
Valuation allowance                                        --               (4.8)              29.5
Other                                                     1.7               (0.1)               4.8
                                                       ------             ------             ------
Effective income tax rate                              (40.8) %             39.6%              (0.7)%
                                                       ======             ======             ======

        The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary's undistributed earnings as of June 30, 2001.

8.      STOCK-BASED COMPENSATION

        Stock Purchase Plans. In October 1998, the Board of Directors of the Company (the "Board") adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee's compensation. The purchase price per share at which the shares of the Company's common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal years 2001 and 2000, 114,000 and 178,000 shares were issued under the 1998 Employee Stock Purchase Plan, respectively. During fiscal year 1999, 144,000 shares were issued under the 1992 Employee Stock Purchase Plan.

        Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2001, shares of common stock reserved for issuance upon exercise of the stock options aggregated 7,655,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following table summarizes the option activities for the years ended June 30, 1999, 2000 and 2001:

                                           OPTIONS            OPTIONS       WEIGHTED AVERAGE        OUTSTANDING
                                        AVAILABLE FOR        NUMBER OF          EXERCISE             PRICE PER
(in thousands, except per share data)       GRANT             OPTIONS            PRICE                OPTION
                                        -------------        ---------      -----------------      -------------
Balance at June 30, 1998                      422              4,302                               $ 1.05-$34.38

Additional shares reserved                    625                 --
Options granted                            (5,127)             5,127             $ 3.58            $  2.63-$6.38
Options exercised                              --                (26)            $ 3.50            $  3.50-$3.50
Plan shares expired                           (85)                --
Options canceled                            4,534             (4,534)            $ 7.83            $ 1.55-$34.38
                                           ------              -----                               -------------

Balance at June 30, 1999                      369              4,869                               $ 1.05-$34.38
Options granted                              (256)               256             $ 8.07            $ 7.50-$14.25
Options exercised                              --               (734)            $ 3.54            $  2.63-$8.63
Options canceled                              675               (675)            $ 3.96            $ 1.55-$13.31
                                           ------              -----                               -------------

Balance at June 30, 2000                      788              3,716                               $ 1.05-$34.38
Additional shares reserved                    600                 --
Options granted                            (1,015)             1,015             $ 4.71            $  4.28-$8.00
Options exercised                              --               (617)            $ 3.57            $  2.63-$6.50
Options canceled                              887               (887)            $ 4.82            $ 2.63-$20.50
                                           ------              -----                               -------------

Balance at June 30, 2001                    1,260              3,227                               $ 1.05-$34.38
                                           ======              =====

        At June 30, 2001, 2000 and 1999, options for 1,806,000, 1,789,000, and
        1,637,000 shares of common stock were vested but not exercised, respectively. In October 1998, the Company canceled 3,643,000 outstanding options with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 2001:

                           OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE

                   (in thousands except per share data)                       (in thds except per share data)
---------------------------------------------------------------------------    ------------------------------
                                         Weighted Average      Weighted                          Weighted
      Range of              Number          Remaining           Average          Number           Average
   Exercise Prices       Outstanding     Contractual Life    Exercise Price    Exercisable     Exercise Price
                         -----------     ----------------    --------------    -----------     --------------
$ 1.05 - $  3.38              288              5.6               $2.78              204            $2.66
$ 3.50 - $  3.50            1,345              7.3               $3.50            1,179            $3.50
$ 3.88 - $  4.31              966              9.0               $4.27              135            $4.14
$ 4.38 - $ 34.38              628              7.7               $7.23              288            $8.96

----------------            -----              ---               -----            -----            -----
$ 1.05 - $ 34.38            3,227              7.7               $4.39            1,806            $4.33
----------------            -----              ---               -----            -----            -----

FAIR VALUE DISCLOSURES

        Had compensation cost for the Company's stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as follows:

                                                                 YEAR ENDED JUNE 30,
                                                -------------------------------------------------------
(in thousands except per share data)               2001                   2000                  1999
                                                ----------             ----------            ----------
Net income (loss):
   As reported                                  $  (43,640)            $   68,107            $  (12,195)
                                                ----------             ----------            ----------
   Pro forma                                    $  (46,314)            $   62,740            $  (20,283)
                                                ----------             ----------            ----------
Net income (loss) per share:
   As reported:
      Basic                                     $    (3.33)            $     5.07            $    (0.94)
                                                ----------             ----------            ----------
      Diluted                                   $    (3.33)            $     4.43            $    (0.94)
                                                ----------             ----------            ----------
   Pro forma:
      Basic                                     $    (3.54)            $     4.67            $    (1.56)
                                                ----------             ----------            ----------
      Diluted                                   $    (3.54)            $     4.08            $    (1.56)
                                                ----------             ----------            ----------

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively:

                                                                  YEAR ENDED JUNE 30,
                                              --------------------------------------------------------------
                                                  2001                     2000                     1999
                                              ------------             ------------            -------------
Stock Options Plans
   Expected dividend yield                         --                       --                       --
   Expected stock price volatility                 80%                      65%                      79%
   Risk-free interest rate                    4.63% - 5.85%            6.02% - 6.51%            4.18% - 5.52%
   Expected life (years)                            5                        5                        5
Stock Purchase Plan
   Expected dividend yield                         --                       --                       --
   Expected stock price volatility              71% - 82%                58% - 67%                71% - 82%
   Risk-free interest rate                    4.38% - 5.37%            6.37% - 7.06%            3.95% - 5.09%
   Expected life (years)                           0.5                      0.5                      0.5


        Weighted average fair value of options granted were $3.13, $4.85 and $2.40 for fiscal years 2001, 2000 and 1999, respectively.

        Stock Repurchases. During fiscal years 2001, 2000 and 1999, 734,000, 680,000 and 161,500 shares of common stock were repurchased for $7.7 million, $6.2 million and $0.9 million under this Plan, respectively.

9.      PREFERRED RIGHTS AGREEMENT

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


10.     GEOGRAPHIC SEGMENT INFORMATION

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

(in thousands)            UNITED STATES     TAIWAN          JAPAN        HONG KONG        CHINA        OTHERS       CONSOLIDATED
                          -------------     -------        -------       ---------       ------        -------      ------------
Fiscal Year 2001:
    Product sales            $   387        $61,029        $35,659        $ 6,809        $  986        $14,089        $118,959
    Long-lived assets          1,106            677             --             50         1,726             --           3,559

Fiscal Year 2000:
    Product sales            $ 1,217        $51,484        $33,008        $ 9,578        $    2        $22,393        $117,682
    Long-lived assets          2,172            494             --             10         1,225             --           3,901

Fiscal Year 1999:
    Product sales            $23,832        $23,892        $22,057        $14,719        $   --        $ 4,755        $ 89,255
    Long-lived assets          4,388            842             --             77           806             --           6,113

        Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

        For fiscal years ended June 30, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 2% and 0%, respectively. At June 30, 2001 and 2000, the assets attributed to the digital media segment were negligible.

        The Company sells principally to multinational original equipment manufacturers, many of whom have manufacturing facilities in Asia, and to adapter card manufacturers primarily located in Asia. Sales to customers in Asia totaled 99%, 99% and 73% for fiscal years ended June 30, 2001, 2000 and 1999, respectively. Export sales to third party customers outside of the United States were negligible for fiscal year ended June 30, 2001 and totaled $1,238,000, and $193,000 for fiscal 2000 and 1999, respectively.

11.     COMMITMENTS AND CONCENTRATION OF SALES AND CREDIT RISK

        Capital Leases. At June 30, 2001, the Company leased capital assets and related accumulated depreciation included in property, plant and equipment were $109,000 and $79,000 respectively, and total capital lease obligations were $32,000. Total future minimum lease payments under the capital lease at June 30, 2001 are $32,000 in fiscal year 2002.

        Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2006. Rental expense for the years ended June 30, 2001, 2000 and 1999 was $2.2 million, $2.8 million and $2.4 million, respectively. Total future minimum lease payments under operating leases at June 30, 2001 were $2.0 million, $1.7 million, $1.4 million, $1.5 million, and $1.5 million in fiscal years 2002, 2003, 2004, 2005 and 2006 respectively.

        Concentration of Sales and Credit Risks. Product sales to three customers, Inno Micro, which is a supplier of Toshiba, Quanta and Arima, which are suppliers of Compaq, accounted for approximately 23%, 16% and 15% of product sales for the fiscal year ended June 30, 2001, respectively. In the fiscal year ended June 30, 2000,

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        product sales to three customers, Compaq, Fujitsu and Toshiba accounted for 18%, 11%, and 10% of product sales, respectively. Two customers, Fujitsu and Innoquest, comprised 13% and 12% of the Company's product sales for the fiscal year ended June 30, 1999.

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

12.     CONTINGENCIES

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, which was stayed pending resolution of NeoMagic's infringement claims. Now that the infringement claims have been resolved, the Company has moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic's appeal for lack of jurisdiction because there is no final appealable order and the Company's antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic's appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company's summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company's motion to lift the stay on its antitrust counterclaim so it could take limited discovery.

        On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that the Company infringes a patent issued in March 2000 that is related to the two patents at issue in the first case. This case has been stayed pending resolution of the first case. Given the nature of litigation, the lack of any discovery to date, and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

        In January 2001, FIC Corporation's motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation in the U.S. District Court, Northern District of California was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC's defense in the Intel action, which demand the Company rejected. FIC settled its case with Intel and renewed its demand in March 2001, that the Company reimburse it for its costs of defense. The Company rejected this demand, and FIC has threatened to file suit against the Company seeking recovery of its costs of defense. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty whether FIC will bring suit or the ultimate outcome of any such litigation.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. and S3 Graphics of Fremont, California, in the Superior Court for the State of California, Santa Clara County. The Company alleges that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company's trade secrets. The Company alleges that VIA and S3 Graphics used the Company's confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company's product development and design win capabilities. The Company also alleges that VIA and S3 Graphics may be planning to use the Company's trade secrets to unfairly compete against the Company. The Company intends to vigorously pursue this lawsuit to protect its business and intellectual property. The Company is seeking the following relief: (1) preliminary and/or permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting the Company's trade secrets, and (b) employing any person solicited with the use of the Company's trade secrets, (2) general monetary damages in an amount to be determined at trial, (3) disgorgement by the defendants of any monies acquired by means of the acts complained of, (4) punitive damages, (5) reasonable attorneys' fees, (6) costs and (7) such further relief as the court deems just and proper. Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments in the litigation.

        On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies' agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company's relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to live up to its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company's motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but the parties agreed to postpone the preliminary injunction hearing, which is now set for October 15, 2001, to permit a second mediation session. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL INFORMATION (UNAUDITED)

        The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 2001 and 2000. See
        Note 1 to the Consolidated Financial Statements for an explanation of the computation of basic and diluted net income (loss) per share.


                                      FISCAL 2001  QUARTER ENDED                            FISCAL 2000  QUARTER ENDED
                           -------------------------------------------------     -------------------------------------------------
(in thousands              September    December       March          June       September      December      March         June
except per share data)       2000         2000          2001          2001          1999          1999         2000         2000
                           ---------    --------      --------       -------     ---------      --------      -------      -------
Revenues                    $36,057      $35,052      $ 24,724       $32,393      $ 24,079       $34,811      $32,144      $31,648

Gross profit                  9,390       15,111         5,010         9,369         7,624        10,887        9,277       12,460

Net income (loss)               534        4,105       (50,646)        2,367        (2,018)          693       67,486        1,946

Basic net income
     (loss) per share       $  0.04      $  0.32      $  (3.87)      $  0.18      $  (0.15)      $  0.05      $  4.94      $  0.14

Diluted net income
     (loss) per share       $  0.04      $  0.29      $  (3.87)      $  0.17      $  (0.15)      $  0.05      $  4.28      $  0.13

TRIDENT MICROSYSTEMS, INC.


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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                                      Title
         ---------                                      -----
/s/ Frank C. Lin                         President, Chief Executive Officer and
-----------------------------            Chairman of the Board (Principal
(Frank C. Lin)                           Executive Officer)


/s/ Peter Jen                            Senior Vice President, Asia Operations
-----------------------------            and Chief Accounting Officer (Principal
(Peter Jen)                              Financial and Accounting Officer)


/s/ Glen M. Antle                        Director
-----------------------------
(Glen M. Antle)


/s/ Yasushi Chikagami                    Director
-----------------------------
(Yasushi Chikagami)


/s/ John Luke                            Director
-----------------------------
(John Luke)


/s/ Millard Phelps                       Director
-----------------------------
(Millard Phelps)

TRIDENT MICROSYSTEMS, INC.


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

      10.9(*)       Summary description of the Company's 401(k) plan.(2)

      10.10(*) Form of Indemnity Agreement for officers, directors and agents.(2)

      10.12(*)      Form of Non-statutory Stock Option Agreement between the
                    Company and Frank C. Lin.(4)

      10.13(*)      Form of 1992 Stock Option Plan amending and restating the
                    1990 Stock Option Plan included as Exhibit 10.5.(2)

      10.14 Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company's principal offices located at 1090 East Arques Avenue, Sunnyvale,
                    California.(7)

      10.15(*)      Form of Change of Control Agreement between the Company and
                    Frank C. Lin.(7)

      10.16 Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics
                    Corporation.(5)(8)

      10.17(*)      Form of 1998 Stock Option Plan which replaces the 1992 Stock
                    Option Plan. (6)

      21.1          List of Subsidiaries.(7)

      23.1          Consent of Independent Accountants.(7)

      24.1          Power of Attorney (7)                                                       51

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