Form 10-Q
period 2001-09-30
TRIDENT MICROSYSTEMS INC
filed 2001-11-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

              1090 East Arques Avenue, Sunnyvale, California 94085
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (408) 991-8800
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding at September 30, 2001 was 13,335,593.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX



                                                                                                              Page
                                                                                                         --------------
                          PART I: FINANCIAL INFORMATION

Item 1:    Unaudited Financial  Information

           Condensed Consolidated Balance Sheet - September 30, 2001 and June 30, 2001                                3

           Condensed Consolidated Statement of Operations for the three months ended
           September 30, 2001 and 2000                                                                                4

           Condensed Consolidated Statement of Cash Flows for the three months ended
           September 30, 2001 and 2000                                                                                5

           Notes to the Condensed Consolidated Financial Statements                                                   6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations                     13

Item 3:    Quantitative and Qualitative Disclosures About Market Risk                                                25


                           PART II: OTHER INFORMATION

Item 1:    Legal Proceedings                                                                                         27

Item 2:    Changes in Securities                                                                         Not Applicable

Item 3:    Defaults upon Senior Securities                                                               Not Applicable

Item 4:    Submission of Matters to Vote by Security Holders                                             Not Applicable

Item 5:    Other Information                                                                                         28

Item 6:    Exhibits and Reports on Form 8-K                                                                          29

Signatures                                                                                                           30

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)
                                     ASSETS



                                                               September 30,               June 30,
                                                                    2001                     2001
                                                               -------------              ---------
Current assets:
    Cash and cash equivalents                                    $  24,903                $  26,677
    Short-term investments - UMC                                    37,535                   52,708
    Short-term investments - other                                     383                      791
    Accounts receivable, net                                         7,167                    9,247
    Inventories                                                      6,662                   10,669
    Deferred tax assets                                              1,656                    1,656
    Prepaid expenses and other assets                                4,220                    3,481
                                                                 ---------                ---------
        Total current assets                                        82,526                  105,229
 Property and equipment, net                                         3,840                    3,559
 Long-term investments - UMC                                        12,578                   26,005
 Long-term investments - others                                     10,256                   11,996
 Other assets                                                          503                      630
                                                                 ---------                ---------
        Total assets                                             $ 109,703                $ 147,419
                                                                 =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $   8,502                $  11,829
    Accrued expenses and other liabilities                          12,270                   13,169
    Income taxes payable                                               438                    1,040
                                                                 ---------                ---------
        Total current liabilities                                   21,210                   26,038
    Deferred income taxes                                            3,478                   14,947
    Minority interest in subsidiary                                    887                    1,068
                                                                 ---------                ---------
        Total liabilities                                           25,575                   42,053
                                                                 ---------                ---------
 Stockholders' equity:
    Common stock and additional paid-in capital                     55,293                   55,106
    Treasury stock, at cost                                        (17,952)                 (17,952)
    Retained earnings                                               46,787                   74,996
    Accumulated other comprehensive loss                                --                   (6,784)
                                                                 ---------                ---------
        Total stockholders' equity                                  84,128                  105,366
                                                                 ---------                ---------
        Total liabilities and stockholders' equity               $ 109,703                $ 147,419
                                                                 =========                =========


The accompanying notes are an integral part of these consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                               September 30,
                                                         ------------------------
                                                           2001             2000
                                                         --------        --------
Revenues                                                 $ 25,740        $ 36,057

Cost of revenues                                           19,801          26,667
                                                         --------        --------

Gross profit                                                5,939           9,390

Research and development expenses                           5,528           5,546

Sales, general and administrative expenses                  3,378           3,683
                                                         --------        --------

Income (loss) from operations                              (2,967)            161

Loss on investments                                       (42,065)             --

Interest income, net                                          229             544
                                                         --------        --------

Income (loss) before income taxes                         (44,803)            705

Provision for (benefit for) income taxes                  (16,594)            171
                                                         --------        --------

Net income (loss)                                        $(28,209)       $    534
                                                         ========        ========

Basic earnings (loss) per share                          $  (2.12)       $   0.04
                                                         ========        ========

Shares used in computing basic per share amounts           13,297          13,105
                                                         ========        ========

Diluted earnings (loss) per share                        $  (2.12)       $   0.04
                                                         ========        ========

Shares used in computing diluted per share amounts         13,297          14,620
                                                         ========        ========

The accompanying notes are an integral part of these consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)WS



                                                                                  Three Months Ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                 2001             2000
                                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $(28,209)       $    534
      Adjustments to reconcile net income to cash provided
             by operating activities:
             Depreciation and amortization                                          409             635
             Provision for doubtful accounts and sales returns                    1,338              --
             Loss on investments                                                 42,065              --
             Deferred income taxes                                              (15,991)             --
             Changes in assets and liabilities:
                 Accounts receivable                                                742          (6,204)
                 Inventories                                                      4,007          (3,420)
                 Prepaid expenses and other current assets                         (750)            772
                 Other assets                                                       127             131
                 Accounts payable                                                (3,327)          5,859
                 Accrued expenses and other liabilities                          (1,080)            700
                 Income taxes payable                                              (602)            155
                                                                               --------        --------
                     Net cash used in operating activities                       (1,271)           (838)
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                       --          (3,800)
      Purchase of property and equipment                                           (690)           (389)
                                                                               --------        --------
                     Net cash used in investing activities                         (690)         (4,189)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                      187           1,343
      Repayment of capital leases                                                    --              (9)
      Purchase of treasury stock                                                     --          (7,671)
                                                                               --------        --------
                     Net cash provided by (used in) financing activities            187          (6,337)
                                                                               --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,774)        (11,364)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 26,677          39,041
                                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 24,903        $ 27,677
                                                                               ========        ========


The accompanying notes are an integral part of these consolidated financial statements

                           TRIDENT MICROSYSTEMS, INC.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        In the opinion of Trident Microsystems, Inc. (the "Company"), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2002.

NOTE 2. REVENUE RECOGNITION

        Revenue from product sales is recognized upon shipment. Provision is made for expected sales returns and allowances when revenue is recognized. The Company provides reserves for returns and allowances for distributor inventories. These reserves are based on the Company's estimates of inventories held by its distributors and the expected sell through of its products by its distributors. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4. INVENTORIES

        Inventories consisted of the following (in thousands):


                                September 30, 2001       June 30, 2001
                                ------------------       -------------
        Work in process               $ 2,100               $ 5,867
        Finished goods                  4,562                 4,802
                                      -------               -------
                                      $ 6,662               $10,669
                                      =======               =======

NOTE 5. EARNINGS PER SHARE

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


                                                                    Three Months Ended
                                                                      September 30,
                                                             --------------------------------
                                                               2001                    2000
                                                             --------                --------
                                                                   (in thousands, except
                                                                      per share data)
        BASIC NET INCOME (LOSS) PER SHARE
        Net income  (loss) available to Common
          Shareholders                                       $(28,209)               $    534
                                                             ========                ========
        Weighted average commmon shares                        13,297                  13,105
                                                             ========                ========
        Basic net income (loss) per share                    $  (2.12)               $   0.04
                                                             ========                ========
        DILUTED NET INCOME (LOSS) PER SHARE
        Net income (loss) available to Common
          Shareholders                                       $(28,209)               $    534
                                                             ========                ========
        Weighted average common shares                         13,297                  13,105
        Dilutive common stock equivalents (1)                      --                   1,515
                                                             --------                --------
        Weighted average common shares
          and equivalents                                      13,297                  14,620
                                                             ========                ========
        Diluted net income (loss) per share                  $  (2.12)               $   0.04
                                                             ========                ========

(1) Dilutive common stock equivalents not included in the EPS calculation for the period ended September 30, 2001 because the effect would be anti-dilutive.

NOTE 6. INVESTMENT IN UMC

        In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by the Company from January 3, 2000 to September 30, 2001 was the increase resulting from the stock dividends. As of September 30, 2001, the Company owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

        On January 3, 2000, the Company recognized a pre-tax gain of $117.0 million upon the receipt of UMC shares in exchange for the UICC shares. In the quarter ended March 31, 2001 based on the decline of the UMC's stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, the Company concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $76.4 million between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001, was written off and included in earnings as impairment loss on investments in accordance with SFAS No. 115 and APB No. 18 for the short-term and long-term portions of investments, respectively.

        In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC's stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $40.0 million between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively.

        In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company's ability to sell the UMC shares. If the Company's total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company's production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company's production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of September 30, 2001, approximately 16.1 million shares with a carrying value of $12.6 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18. The $12.6 million reflects the write-down to the market value as of September 30, 2001.

        Shares of UMC are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 48.1 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $37.5 million as of September 30, 2001.

NOTE 7. INVESTMENTS IN OTHER COMPANIES

        During the quarter ended September 30, 2001, the Company also recognized impairment losses of investments other than UMC totaling $2.1 million as follows:

               ADSL company                                        $  270,000
               Communications company                                  66,000
               Broadband communications company                       750,000
               Voice over DSL communications company                1,000,000
                                                                   ----------
               Total                                               $2,086,000
                                                                   ==========

        In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company's initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115.

        In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115.

        In April 2000, the Company invested $650,000 in a private company engaged in broadband communication technology. In June 2000, an additional $100,000 was invested in the company. In the quarter ended September 30, 2001, the Company determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company's operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, the full investment of $750,000 was written off against earnings in accordance with APB No. 18.

        In September 2000, the Company invested $1,500,000 in a private company engaged in "voice over DSL" communication technology. In the quarter ended September 30, 2001, the Company determined that this communications company was in a product reengineering process. It is likely that the company would cease operations. The Company assessed the estimated cash recoverable from this investment and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $1,000,000 of the investment was written off against earnings in accordance with APB No. 18.

NOTE 8. OTHER CURRENT ASSETS

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

NOTE 9. CONTINGENCIES

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic's infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic's appeal for lack of jurisdiction because there is no final appealable order and the Company's antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic's appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company's summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company's motion to lift the stay on its antitrust counterclaim so it could take limited discovery. The Company is currently taking antitrust discovery in the district court and preparing its opposition to NeoMagic's Federal Circuit appeal of the Company's summary judgment of non-infringement.

        On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that the Company infringes a patent issued in March 2000 that is related to the two patents at issue in the first case. NeoMagic is seeking a permanent injunction, damages, including enhanced damages, pre-judgment and post-judgment interest, cost and attorney fees. This case has been stayed pending resolution of the first case. Given the nature of litigation, the lack of any discovery to date, and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

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

        On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. (of Taiwan and California) and S3 Graphics (of California) in the Superior Court for the State of California, Santa Clara County. The Company alleges that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company's trade secrets about products in development. The Company further alleges that the corporate and individual defendants used the Company's confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company's product development and design win capabilities. The Company also alleges that VIA and S3 Graphics may be planning to use the Company's trade secrets to unfairly compete against the Company. The Company is seeking the following relief: (1) preliminary and/or permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting the Company's trade secrets, and (b) employing any person solicited with the use of the Company's trade secrets; (2) general monetary damages in an amount to be determined at trial; (3) disgorgement by the defendants of any monies acquired by means of the accused wrongful acts; (4) punitive damages; (5) reasonable attorneys' fees; (6) costs; and (7) such further relief as the court deems just and proper. Since filing the lawsuit, the Company has defeated two attempts by certain defendants to dismiss or stay the action against them, and the parties have engaged in extensive discovery practice. On November 1, 2001, the Santa Clara County Superior Court entered a Stipulation and Order Staying Case ("Stay Order") staying all litigation activity in the lawsuit through January 31, 2002. The court entered the Stay Order so that the parties could pursue settlement discussions during the period of the stay.

        On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies' agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company's relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to live up to its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company's motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but Trident nevertheless withdrew its motion for preliminary injunction. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

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

- future investments in and acquisitions of businesses, products or technologies,

-       demand for our products

-       demand for PCs and notebooks

-       future spin-offs of subsidiaries and/or other facilities

- devotion of resources and control of expenses related to new products, markets and internal business strategies,

are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results" and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of revenues for the three months ended September 30, 2001 and 2000:


                                                          Three Months Ended
                                                             September 30,
                                                        ------------------------
                                                         2001               2000
                                                        -----              -----
Revenues                                                100.0%             100.0%
Cost of revenues                                         76.9               74.0
                                                        -----              -----
Gross margin                                             23.1               26.0
Research and development expenses                        21.5               15.4
Selling, general and administrative expenses             13.1               10.2
                                                        -----              -----
Income (loss) from operations                           (11.5)               0.4
Loss on investments                                    (163.4)               --
Interest income, net                                      0.8                1.6
                                                        -----              -----
Income (loss) before income taxes                      (174.1)               2.0
Provision for (benefit for) income taxes                (64.5)               0.5
                                                        -----              -----
Net income (loss)                                      (109.6)%              1.5%
                                                        =====              =====

Revenues

        Revenues for the three months ended September 30, 2001 were $25.7 million, a decrease of 29% from the $36.1 million reported in the three months ended September 30, 2000. The revenues decrease from the three months ended September 30, 2000 was predominantly due to decreased sales of 3D notebook products which was due to declining economic conditions and increased competitive pressure. In the three months ended September 30, 2001 notebook and desktop products accounted for 87% and 3% of revenues, respectively, compared to 89% and 8% of revenues, respectively, in the three months ended September 30, 2000. Revenues for digital process television (DPTV) chips in the three months ended September 30, 2001 totaled $1.0 million and accounted for 4% of total revenues, compared to 0% of total revenues in the three months ended September 30, 2000.

        Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in the three months ended September 30, 2001, which is essentially unchanged from the three months ended September 30, 2000. We expect Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 0.4% of revenues in the three months ended September 30, 2001, an increase from approximately 0.2% in the three months ended September 30, 2000. In the three months ended September 30, 2001, sales to four customers Inno Micro (a supplier to Toshiba), Quanta (a supplier to Compaq), Toshiba, and Acer accounted for 43%, 16%, 11%, and 11% of revenues, respectively. In the three months ended September 30, 2000, sales to three customers Arima and Quanta (suppliers to Compaq), and VIA accounted for 28%, 21%, and 13% of revenues, respectively.

        We plan from time to time to introduce new and higher performance graphics controllers, multimedia products, and non-PC graphics products which we will seek to sell to our existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area, including digital TV applications. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and in significant part, upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if our products are developed and shipped on a timely basis, there can be no assurance that the products will be well accepted in the market place, or that we will experience success in the new product markets.

Gross Profit

        Gross profit decreased to $5.9 million for the three months ended September 30, 2001, down from $9.4 million in the three months ended September 30, 2000. The decrease was primarily the result of lower sales of 3D notebook products. The gross margin as a percentage of revenues for the three months ended September 30, 2001, decreased to 23.1% of revenues as compared to 26.0% for the three months ended September 30, 2000. The decrease in gross margin as a percentage of revenues was primarily attributed to a decrease in the sales of discrete notebook chips which have higher margins.

        We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which often have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

        Research and development expenses for the three months ended September 30, 2001 remained essentially flat at $5.5 million from the September 30, 2000 three month period. As a percent of revenues, research and development expenses increased to 21.5% for the three months ended September 30, 2001, from 15.4% of revenues for the three months ended September 30, 2000. The increase in research and development expenses as a percentage of sales can be attributed to the proportional decrease in sales for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

        We are in the process of developing our next generation 3D graphics technology. The new technology will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV(TM) product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner. For the quarters ended September 30, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 4% and 0%, respectively.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $3.4 million in the three months ended September 30, 2001 from $3.7 million in the three months ended September 30, 2000. The decrease in selling, general and administrative expenditures in actual dollars was attributed primarily to our cost reduction efforts. We will continue to monitor and control our selling, general and administrative expenses.

Interest Income, Net

        The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates. Interest income decreased to $229,000 in the three months ended September 30, 2001, from $544,000 in the same prior year period. The decrease was primarily the result of lower interest rates and lower average cash levels invested during the three months ended September 30, 2001.

Benefit for Income Taxes

        A benefit for income taxes for the three months ended September 30, 2001 was recorded in the amount of $16.6 million. This benefit for income taxes related to our loss on investments for the quarter ended September 30, 2001.

Loss on investment in UMC

        In August 1995, we made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC and, as a result of this merger, we received approximately 46.5 million shares of UMC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by us from January 3, 2000 to September 30, 2001 was the increase resulting from the stock dividends. As of September 30, 2001, we owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

        On January 3, 2000, we recognized a pre-tax gain of $117.0 million upon the receipt of UMC shares in exchange for the UICC shares. In the quarter ended March 31, 2001 based on the decline of the UMC's stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, we concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $76.4 million which represents the difference between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18 for the short-term and long-term portions of investments, respectively.

        In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC's stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively.

        In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on our ability to sell the UMC shares. If our total shareholdings fall below one-half of the initial percentage of shares held in UMC, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the UMC shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the UMC shares will be available for sale from the lock-up portion every six months. As of September 30, 2001, approximately 16.1 million shares with a carrying value of $12.6 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18. The $12.6 million reflects the write-down to the market value as of September 30, 2001.

        Shares of UMC are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 48.1 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $37.5 million as of September 30, 2001.

Loss on investments in other companies

        During the quarter ended September 30, 2001, we also recognized impairment losses of investments other than UMC totaling $2.1 million as follows:

          ADSL company                                     $  270,000
          Communications company                               66,000
          Broadband communications company                    750,000
          Voice over DSL communications company             1,000,000
                                                           ----------
          Total                                            $2,086,000
                                                           ==========


        In September 1999, we invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company's initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115.

        In June 2000, we invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares owned by us was $221,000. Because of the significant losses incurred by this company, we concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115.

        In April 2000, we invested $650,000 in a private company engaged in broadband communication technology. In June 2000, an additional $100,000 was invested in the company. In the quarter ended September 30, 2001, we determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company's operating losses. Therefore, we concluded that the impairment was an other-than-temporary. Accordingly, the full investment of $750,000 of the investment was written off against earnings in accordance with APB No. 18.

        In September 2000, we invested $1,500,000 in a private company engaged in "voice over DSL" communication technology. In the quarter ended September 30, 2001, we determined that this communications company was in a product reengineering process. It is likely that the company would cease operations. We assessed the estimated cash recoverable from this investment and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $1,000,000 of the investment was written off against earnings in accordance with APB No. 18.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, our principal sources of liquidity included cash and cash equivalents of $24.9 million down from $27.7 million at September 30, 2000 and down from $26.2 million at June 30, 2001. During the three months ended September 30, 2001, $1.3 million of cash was used by operations, compared to the three months ended September 30, 2000, in which $838,000 of cash was used by operations. Cash used by operations was primarily due to unprofitable operations and a decrease in accounts payable and accrued liabilities offset by a decrease in inventories.

        Inventories decreased to $6.7 million at September 30, 2001 from $10.7 million at June 30, 2001. The primary reason for the decrease is that we have reduced our orders for product manufacturing during the three months ended September 30, 2001 due to declining sales for the quarter ended September 30, 2001 and poor expectations in future demands.

        Accounts payable decreased to $8.5 million at September 30, 2001 from $11.8 million at June 30, 2001. The decrease mainly reflected the decrease in purchases during the quarter ended September 30, 2001.

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

        As of September 30, 2001, our investment in UMC, classified as short-term investment, was valued at $37.5 million. In addition, we held $12.6 million in stock which is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of September 30, 2001, approximately 16.1 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. We do not currently intend to sell any of the UMC stock in the immediate future.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING LOSS IN QUARTER ENDED SEPTEMBER 30, 2001

        We incurred an operating loss of $3.0 million in the three months ended September 30, 2001. Future performance will substantially depend upon numerous factors, such as:

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

FLUCTUATIONS IN QUARTERLY RESULTS

        We plan to control our operating expenses relating to any expansion of our sales and marketing activities, broadening of our customer support capabilities, development of new distribution channels, and any increase in our research and development capabilities. However, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

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

INTENSE COMPETITION IN THE MARKET FOR GRAPHICS CONTROLLERS

        The graphics controller industry in the sub-$1,000 PC segment has experienced reduced margins due to a number of factors including: competitive pricing pressures, processing difficulties and rapid technological change. We anticipate that the discrete graphics controller demand from sub-$1,000 PC's will continuously decrease in the future, while the demand for integrated graphics controllers will increase. Also, there is intense competition in the notebook graphics controller market. We compete in the notebook controller market with competitors such as ATI Technologies, NVIDIA Corporation, VIA/S3, and Intel. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

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

INTENSE COMPETITION IN THE MARKET FOR DIGITAL MEDIA PRODUCTS

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

DEPENDANCE ON KEY PERSONNEL

        Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, Senior Vice President, Engineering, and Peter Jen, our Senior Vice President, Asia Operations and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring experienced and skilled engineers at our research and development facility in Taiwan and China. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

TERRORIST ATTACKS

        We can not guarantee that our business will be unaffected by terrorist attacks in the future. The impact and future effects of terrorism are currently uncertain, and we are unable to predict the future impact that terrorist attacks may have on our business and operations, the international markets in which we operate and the global economy in general.

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

UNCERTAINTY OF BUSINESS REORGANIZATION

        To better enable us to advance in the 3D graphics and digital TV marketplace, we are now organized into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues our entire 3D videographics business with worldwide PC

OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from our single-chip digital television video processor DPTV(TM) entering production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that this organization will permit us to more effectively grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful. For the three months ended September 30, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 4% and 0%, respectively. At both September 30, 2001 and September 30, 2000, the assets attributed to the digital media segment were negligible.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary will be developing the LCD Panel product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $4.1 million and $2.3 million respectively, as of September 30, 2001. It is our intention to spin-off these subsidiaries during our fiscal year 2002. We own a majority interest in Trident Technologies, Inc. However, the timing and effect of these spin-offs will depend on a number of organizational, operational and marketing factors and the spin-offs may not occur at the time currently anticipated.


UNCERTAINTY OF PERFORMANCE OF EQUITY INVESTMENTS

        We maintain an investment portfolio including minority equity investments in several publicly traded companies. The values of these investments are subject to market price volatility. For example, as a result of recent market price volatility of our publicity traded equity investments, we experienced a $24.3 million after-tax unrealized loss during the quarter ended September 30, 2001. We have also made investments in a number of privately held companies, many of which are in the start-up development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past and could in the future lose our entire investment in these companies. For instance, we recorded a $1.8 million after-tax unrealized loss during the quarter ended September 30, 2001 as a result of the impairment in value of our investments in two private companies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2001, $24.9 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

INVESTMENT RISK

        We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the quarter ended September 30, 2001 we recognized a pre-tax loss of $42.1 million of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of September 30, 2001, we had available-for-sale equity investments with a fair market value of $37.9 million including $37.5 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic's infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic's appeal for lack of jurisdiction because there is no final appealable order and the Company's antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic's appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company's summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company's motion to lift the stay on its antitrust counterclaim so it could take limited discovery. The Company is currently taking antitrust discovery in the district court and preparing its opposition to NeoMagic's Federal Circuit appeal of the Company's summary judgment of non-infringement.

        On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that the Company infringes a patent issued in March 2000 that is related to the two patents at issue in the first case. NeoMagic is seeking a permanent injunction, damages, including enhanced damages, pre-judgment and post-judgment interest, costs and attorney fees. This case has been stayed pending resolution of the first case. Given the nature of litigation, the lack of any discovery to date, and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

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

        On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. (of Taiwan and California) and S3 Graphics (of California) in the Superior Court for the State of California, Santa Clara County. The Company alleges that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company's trade secrets about products in development. The Company further alleges that the corporate and individual defendants used the Company's confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company's product development and design win capabilities. The Company also alleges that VIA and S3 Graphics may be planning to use the Company's trade secrets to unfairly compete against the Company. The Company is seeking the following relief: (1) preliminary and/or permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting the Company's trade secrets, and (b) employing any person solicited with the use of the Company's trade secrets; (2) general monetary damages in an amount to be determined at trial; (3) disgorgement by the defendants of any monies acquired by means of the accused wrongful acts; (4) punitive damages; (5) reasonable attorneys' fees; (6) costs; and (7) such further relief as the court deems just and proper. Since filing the lawsuit, the Company has defeated two attempts by certain defendants to dismiss or stay the action against them, and the parties have engaged in extensive discovery practice. On November 1, 2001, the Santa Clara County Superior Court entered a Stipulation and Order Staying Case ("Stay Order") staying all litigation activity in the lawsuit through January 31, 2002. The court entered the Stay Order so that the parties could pursue settlement discussions during the period of the stay.

        On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies' agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company's relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to live up to its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company's motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but Trident nevertheless withdrew its motion for preliminary injunction. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

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

       10.9(*)     Summary description of the Company's 401(k) plan.(2)

       10.10(*) Form of Indemnity Agreement for officers, directors and agents.(2)

       10.12(*)    Form of Non-statutory Stock Option Agreement between the
                   Company and Frank C. Lin.(4)

       10.13(*)    Form of 1992 Stock Option Plan amending and restating the
                   1990 Stock Option Plan included as Exhibit 10.5.(2)

       10.14 Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company's principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

       10.15(*)    Form of Change of Control Agreement between the Company and
                   Frank C. Lin.(9)

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

        (9) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

        (*) Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.

        Reports on Form 8-K

        Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2001, on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
-------------------------------
(Registrant)



/s/ Frank Lin
-------------------------------
Frank C. Lin
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)



/s/ Peter Jen
-------------------------------
Peter Jen
Senior Vice President, Asia Operations and
Chief Accounting Officer
(Principal Financial and Accounting Officer)