Form 10-Q
period 2001-12-31
TRIDENT MICROSYSTEMS INC
filed 2002-02-14
CIK 859475

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                                 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________________ to __________________

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

               1090 E. Arques Avenue, Sunnyvale, California 94085
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                              Yes [X]        No [ ]


The number of shares of the registrant's $0.001 par value Common Stock outstanding at December 31, 2001 was 13,405,481.

                           TRIDENT MICROSYSTEMS, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
                                    PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Information

        Condensed Consolidated Balance Sheet - December 31, 2001 and
        June 30, 2001                                                                               3

        Condensed Consolidated Statement of Operations for the three months and
        six months ended December 31, 2001 and 2000                                                 4

        Condensed Consolidated Statement of Cash Flows for the six months
        ended December 31, 2001 and 2000                                                            5

        Notes to the Condensed Consolidated Financial Statements                                    6

Item 2: Management's Discussion and Analysis of Financial Condition                                11
         and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk                                 23


                                     PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                                          25

Item 2: Changes in Securities and Use of Proceeds                                      Not Applicable

Item 3: Defaults upon Senior Securities                                                Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders                                        27

Item 5: Other Information                                                              Not Applicable

Item 6: Exhibits and Reports on Form 8-K                                                           28

Signatures                                                                                         29

                           TRIDENT MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS

                                                       December 31,     June 30,
                                                          2001            2001
                                                       ------------     ---------
Current assets:
    Cash and cash equivalents                           $  25,327       $  26,677
    Short-term investments - UMC                           70,165          52,708
    Short-term investments - other                            710             791
    Accounts receivable, net                                7,859           9,247
    Inventories                                             8,877          10,669
    Deferred income tax assets                              1,656           1,656
    Prepaid expenses and other assets                       3,491           3,481
                                                        ---------       ---------
        Total current assets                              118,085         105,229
 Property and equipment, net                                3,932           3,559
 Long-term investments - UMC                               12,578          26,005
 Long-term investments - other                              9,956          11,996
 Other assets                                                 391             630
                                                        ---------       ---------
        Total assets                                    $ 144,942       $ 147,419
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $  13,611       $  11,829
    Accrued expenses and other liabilities                 12,743          13,169
    Deferred income taxes                                   7,085              --
    Income taxes payable                                      201           1,040
                                                        ---------       ---------
        Total current liabilities                          33,640          26,038
Deferred income taxes, non-current                          9,576          14,947
Minority interest in subsidiary                               894           1,068
                                                        ---------       ---------
        Total liabilities                                  44,110          42,053
                                                        ---------       ---------
 Stockholders' equity:
    Common stock and additional paid-in capital            55,556          55,106
    Treasury stock, at cost                               (17,952)        (17,952)
    Retained earnings                                      43,453          74,996
    Accumulated other comprehensive gain (loss)            19,775          (6,784)
                                                        ---------       ---------
        Total stockholders' equity                        100,832         105,366
                                                        ---------       ---------
        Total liabilities and stockholders' equity      $ 144,942       $ 147,419
                                                        =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Three Months Ended            Six Months Ended
                                                      December 31,                 December 31,
                                                -----------------------      -----------------------
                                                  2001           2000          2001           2000
                                                --------       --------      --------       --------
Net sales                                       $ 30,178       $ 25,785      $ 55,918       $ 61,842

Royalty and license revenue                           --          9,267            --          9,267
                                                --------       --------      --------       --------

Total revenue                                     30,178         35,052        55,918         71,109

Cost of sales                                     24,523         19,941        44,325         46,608
                                                --------       --------      --------       --------

Gross profit                                       5,655         15,111        11,593         24,501

Research and development expenses                  5,765          5,997        11,292         11,543

Sales, general and administrative expenses         3,570          4,132         6,948          7,815
                                                --------       --------      --------       --------

Income (loss) from operations                     (3,680)         4,982        (6,647)         5,143

Gain (loss) on investments                           150             --       (41,915)            --

Interest and other income (expense), net             (41)           302           188            846
                                                --------       --------      --------       --------

Income (loss) before income taxes                 (3,571)         5,284       (48,374)         5,989

Provision (benefit) for income taxes                (237)         1,179       (16,831)         1,350
                                                --------       --------      --------       --------

Net income (loss)                               $ (3,334)      $  4,105      $(31,543)      $  4,639
                                                ========       ========      ========       ========

Basic earnings (loss) per share                 $  (0.25)      $   0.32      $  (2.36)      $   0.36
                                                ========       ========      ========       ========
Shares used in computing basic
per share amounts                                 13,380         12,984        13,339         13,044
                                                ========       ========      ========       ========

Diluted earnings (loss) per share               $  (0.25)      $   0.29      $  (2.36)      $   0.33
                                                ========       ========      ========       ========
Shares used in computing diluted
per share amounts                                 13,380         13,935        13,339         14,263
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

                           TRIDENT MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                Six Months Ended
                                                                                  December 31,
                                                                             -----------------------
                                                                               2001           2000
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(31,543)      $  4,639
     Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
             Depreciation and amortization                                        821          1,217
             Provision for doubtful accounts and sales returns                    542             --
             Loss on investments                                               41,915             --
             Deferred income taxes, net                                       (15,991)            --
             Changes in assets and liabilities:
                Accounts receivable                                               846         (4,821)
                Inventories                                                     1,792         (7,069)
                Prepaid expenses and other current assets                         (10)           972
                Other assets                                                      239            129
                Accounts payable                                                1,782          5,882
                Accrued expenses and other liabilities                           (609)        (1,062)
                Income taxes payable                                             (839)         1,333
                                                                             --------       --------
                    Net cash (used in) provided by operating activities        (1,055)         1,220
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of investments                                             450         (4,742)
     Purchase of property and equipment                                        (1,195)          (886)
                                                                             --------       --------
                    Net cash used in investing activities                        (745)        (5,628)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                     450          2,016
     Purchase of treasury stock                                                    --         (7,671)
                                                                             --------       --------
                    Net cash provided by (used in) financing activities           450         (5,655)
                                                                             --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,350)       (10,063)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               26,677         39,041
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 25,327       $ 28,978
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

        In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these financial statements for all periods presented. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

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

NOTE  4.  INVENTORIES

        Inventories consisted of the following (in thousands):


                                     December 31, 2001      June 30, 2001
                                     -----------------      -------------
         Work in process                $    2,520           $    5,867
         Finished goods                      6,357                4,802
                                        ----------           ----------
                                        $    8,877           $   10,669
                                        ==========           ==========

NOTE 5. EARNINGS PER SHARE

        Basic Earnings Per Share (EPS) is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted Earnings Per Share (EPS) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                                 Three Months Ended            Six Months Ended
                                                     December 31,                 December 31,
                                              -------------------------      -----------------------
(in thousands, except per share amounts)         2001            2000          2001           2000
                                              ----------       --------      --------       --------
BASIC NET INCOME (LOSS) PER SHARE
Net income  (loss) available to Common
  Shareholders                                $   (3,334)      $  4,105      $(31,543)      $  4,639
                                              ==========       ========      ========       ========
Weighted average common shares                    13,380         12,984        13,339         13,044
                                              ==========       ========      ========       ========
Basic net income (loss) per share             $    (0.25)      $   0.32      $  (2.36)      $   0.36
                                              ==========       ========      ========       ========
DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to Common
  Shareholders                                $   (3,334)      $  4,105      $(31,543)      $  4,639
                                              ==========       ========      ========       ========
Weighted average common shares                    13,380         12,984        13,339         13,044
Dilutive common stock equivalents (1)                 --            951            --          1,219
                                              ----------       --------      --------       --------
Weighted average common shares
  and equivalents                                 13,380         13,935        13,339         14,263
                                              ==========       ========      ========       ========
Diluted net income (loss) per share           $    (0.25)      $   0.29      $  (2.36)      $   0.33
                                              ==========       ========      ========       ========

(1) Dilutive common stock equivalents not included in the EPS calculation for the period ended December 31, 2001 because the effect would be anti-dilutive.

NOTE 6.  INVESTMENT IN UMC

        In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. On April 7, 2000, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by the Company from January 3, 2000 to December 31, 2001 was the increase resulting from the stock dividends. As of December 31, 2001, the Company owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

        In the quarter ended September 30, 2001, the Company concluded that due to a substantial decline in the market value of UMC's stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $40.0 million between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively.

         Due to an increase in the market value of UMC's stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $19.6 million was recorded in equity as "accumulated other comprehensive gain" in accordance with SFAS No. 130, "Reporting Comprehensive Income." The $19.6 million is equal to a $32.6 million increase in market value of our short-term investment in UMC for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $13.0 million.

        In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company's ability to sell the UMC shares. If the Company's total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company's production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company's production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of December 31, 2001, approximately 16.1 million shares with a carrying value of $12.6 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18. The $12.6 million reflects the write-down to the market value as of December 31, 2001.

        Shares of the Company's UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 48.1 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $70.2 million as of December 31, 2001. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.



NOTE 7.  INVESTMENTS IN OTHER COMPANIES

        During the six months ended December 31, 2001, the Company also recognized impairment losses on investments other than UMC totaling $1.9 million as follows:

         ADSL company                                        $  270,000
         Communications company                                  66,000
         Broadband communications company                       750,000
         Voice over DSL communications company                  850,000
                                                             ----------
         Total                                               $1,936,000
                                                             ==========

        In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company's initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the ADSL company's stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $103,000 was recorded in equity as "accumulated other comprehensive gain" in accordance with SFAS No. 130, "Reporting Comprehensive Income." The $103,000 is equal to a $170,000 increase in market value of the short-term investment for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $67,000.

        In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company's shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the communications company's stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $94,000 was recorded in equity as "accumulated other comprehensive gain" in accordance with SFAS No. 130, "Reporting Comprehensive Income." The $94,000 is equal to a

$157,000 increase in market value of the short-term investment for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $63,000.

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

        In September 2000, the Company invested $1,500,000 in a private company engaged in "voice over DSL" communication technology. In the quarter ended September 30, 2001, the Company determined that this communications company was in a product reengineering process. It was considered likely that the company would cease operations. The Company assessed the estimated cash recoverable from this investment and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $1,000,000 of the investment was written off against earnings in accordance with APB No. 18. In December 2001, this investment was sold for $650,000 and a gain of $150,000 was recognized as "Gain on investments" for the three months ended December 31, 2001.

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

NOTE 9.  ACCUMULATED COMPREHENSIVE GAIN (LOSS) ON SHORT-TERM INVESTMENTS

        Under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Between September 30, 2001 and December 31, 2001, the market value of the Company's short-term investment in United Microelectronics Corporation ("UMC") increased by $32.6 million. The unrealized gain of $19.6 million was equal to the $32.6 million increase in market value less deferred taxes of $13.0 million, and was included in equity as accumulated other comprehensive gain. Also, between September 30, 2001 and December 31, 2001, the market value of the Company's other short-term investments increased by $327,000. The unrealized gain of $197,000, which was equal to the $327,000 increase in market value less deferred taxes of $130,000, was included in equity as accumulated other comprehensive gain.

ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

        When used in this report the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

-    the timing of availability and functionality of products under development,

-    trends in average selling prices,

-    the percentage of export sales,

-    outcome of pending litigation,

-    demand for our products,

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

RESULTS OF OPERATIONS

        The following table sets forth the results of operations expressed as percentages of total revenues for the three and six months ended December 31, 2001 and 2000:

                                                   Three Months Ended          Six Months Ended
                                                       December 31,               December 31,
                                                  --------------------       --------------------
                                                   2001          2000         2001          2000
                                                  ------        ------       ------        ------
Net sales                                            100%           74%         100%           87%
Royalty and license revenue                           --            26           --            13
                                                  ------        ------       ------        ------
Total revenues                                       100           100          100           100
Cost of sales                                         81            57           79            66
                                                  ------        ------       ------        ------
Gross margin                                          19            43           21            34
Research and development expenses                     19            17           20            16
Selling, general and administrative expenses          12            12           12            11
                                                  ------        ------       ------        ------
Income (loss) from operations                        (12)           14          (11)            7
Loss on investments                                   --            --          (75)           --
Interest and other income, net                        --             1           --             1
                                                  ------        ------       ------        ------
Income (loss) before income taxes                    (12)           15          (86)            8
Provision (benefit) for income taxes                  (1)            3          (30)            2
                                                  ------        ------       ------        ------
Net income (loss)                                    (11)%          12%         (56)%           6%
                                                  ------        ------       ------        ------

Revenue

        Net sales for the three months ended December 31, 2001 increased 17% to $30.2 million from the $25.8 million reported in the three months ended December 31, 2000. Net sales for the six months ended December 31, 2001 decreased 10% to $55.9 million from the $61.8 million reported in the six months ended December 31, 2000. The increase in net sales in the three months ended December 31, 2001 over the three months ended December 31, 2000 is primarily attributed to an increase in sales of integrated notebook products. Net sales decreased during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 due to an overall decrease in the sales of notebook and desktop products. The Company recognized $10.2 million in royalty revenue during the quarter ended December 31, 2000, offset by costs of $903,000, related to the lawsuit settlement with VIA Technologies Inc. As we reported in our press release of January 24, 2002 we expect sales for the coming quarter to be flat given the current business environment.

        Notebook, desktop and digital process television products accounted for 94%, 3% and 3% of net sales, respectively, for both the three and six months ended December 31, 2001. Notebook, desktop and digital process television products accounted for 83%, 9% and 5% of net sales, respectively, in the three months ended December 31, 2000, and 86%, 9% and 2% of net sales for the six months ended December 31, 2000.

        Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in both the three months ended December 31, 2001 and the three months ended December 31, 2000. Sales to North American and European customers represented 0.5% of net sales in the three months ended December 31, 2001 and the three months ended December 31, 2000. Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in both the six months ended December 31, 2001 and the six months ended December 31, 2000. Sales to North American and European customers represented 0.5% of net sales in the six months ended December 31, 2001, an increase from approximately 0.3% in the six months ended December 31, 2000. We expect Asian customers will continue to account for a significant portion of our sales.

        In the three months ended December 31, 2001, sales to two customers Inno Micro (a supplier to Toshiba) and Acer accounted for 62%, and 19% of total revenues, respectively. In the three months ended December 31, 2000, sales to three customers Inno Micro (a supplier to Toshiba), Quanta and Arima (suppliers to Compaq) accounted for 17%, 13%, and 13% of total revenues, respectively. In the six months ended December 31, 2001 sales to three customers Inno Micro, Acer and Quanta accounted for 56%, 15% and 11% of total revenues, respectively, and in the six months ended December 31, 2000 sales to three customers Arima, Quanta and Inno Micro accounted for 21%, 17% and 11%, respectively. We anticipate that sales in future quarters will continue to depend primarily on sales to key customers.

        We plan from time to time to introduce new and higher performance graphics controllers, multimedia products, and non-PC graphics products which we will seek to sell to our existing customers as well as new customers in Asia, North America and Europe. We also plan to continue expanding our product focus into markets outside the PC area, including digital TV applications. Our future success depends upon the regular and timely introduction of these and other new products, upon those products meeting customer requirements, and in significant part, upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if our products are developed and shipped on a timely basis, there can be no assurance that the products will be well accepted in the market place, or that we will experience success in the new product markets.

Gross Profit

        Gross profit decreased to $5.7 million for the three months ended December 31, 2001, down from $15.1 million in the three months ended December 31, 2000. Excluding the December 31, 2000 royalty revenue gross profit would have been $5.8 million for the three months ended December 31, 2000, a decrease of $100,000 for the three months ended December 31, 2001. Gross profit decreased to $11.6 million for the six months ended December 31, 2001, down from $24.5 million in the six months ended December 31, 2000. Excluding the royalty revenue of $9.3 million booked in the three months ended December 31, 2000, gross profit for the six months ended December 31, 2000 would have been $15.2 million, resulting in a decrease of $3.6 million for the six months ended December 31, 2001. The gross margin as a percentage of net sales for the three months ended December 31, 2001, decreased to 19% of net sales as compared to 23% for the three months ended December 31, 2000 excluding royalty revenue. The gross margin as a percentage of net sales for the six months ended December 31, 2001, decreased to 21% of net sales as compared to 25% for the six months ended December 31, 2000 excluding royalty revenue. The decrease in gross margin as a percentage of net sales for the three months ended December 31, 2001 is primarily due to a transition from discrete graphics (with CyberBLADE XP(TM)) to integrated graphics and core logic with (CyberALADDiN-T(TM)), and increased expense from substantial yield loss due to the quick ramp up of CyberALADDiN-T(TM) initial production to meet our customer's requirements. Also, adversely affecting gross margin in both the three and six months ended December 31, 2001 was a decrease in the sales of embedded notebook chips which have higher margins.

         We believe that the prices of our products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which often have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

        Research and development expenses for the three months ended December 31, 2001 decreased to $5.8 million from $6.0 million for the December 31, 2000 three month period. As a percent of total revenues, research and development expenses increased to 19% for the three months ended December 31, 2001, from 17% of total revenues for the three months ended December 31, 2000. Research and development expenses for the six months ended December 31, 2001 decreased to $11.3 million from $11.5 million for the December 31, 2000 six month period. As a percent of total revenues, research and development expenses increased to 20% for the six months ended December 31, 2001, from 16% of total revenues for the six months ended December 31, 2000. The decrease in research and development expenses in actual dollars for both the three and six months ended December 31, 2001 from December 31, 2000, can be attributed primarily to the restructuring of our research and development organization, and the concentration of our research and development efforts on only those products with the greatest revenue generating potential.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to $3.6 million for the three months ended December 31, 2001 from $4.1 million for the three months ended December 31, 2000. As a percent of total revenues, selling, general and administrative expenditures remained at 12% for both the three months ended December 31, 2001 and the three months ended December 31, 2000. Selling, general and administrative expenses decreased to $6.9 million in the six months ended December 31, 2001 from $7.8 million for the six months ended December 31, 2000. As a percent of total revenues, selling, general and administrative expenditures increased to 12% for the six months ended December 31, 2001 from 11% for the six months ended December 31, 2000. The decrease in selling and administrative expenditures in actual dollars was attributed primarily to our cost reduction efforts. The Company intends to continue to monitor and control its selling, general and administrative expenses.


Investment in UMC and Other Investments

        As of December 31, 2001, the Company owned approximately 64.2 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC's stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively. See Part I, Item 1, Notes 6 and 9 above ("Investment in UMC" and "Accumulated comprehensive gain (loss) on short-term investments," respectively) for discussion of this investment and related losses.

        During the six months ended December 31, 2001, the Company also recognized impairment losses on investments other than UMC totaling $1.9 million as follows:

         ADSL company                                        $  270,000
         Communications company                                  66,000
         Broadband communications company                       750,000
         Voice over DSL communications company                  850,000
                                                             ----------
         Total                                               $1,936,000
                                                             ==========

        During the three months ended December 31, 2001, the Company recognized gains on investments of $150,000, resulting from the sale of our investment in the voice over DSL communications company. See Part I, Item 1, Notes 7 and 9 above (" Investments in other companies" and "Accumulated comprehensive gain
(loss) on short-term investments," respectively) for discussion of these investments and related losses.

        While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Interest and Other Income (Expense), Net

        Interest and other expense net was equal to $41,000 in the three months ended December 31, 2001 representing interest income of $146,000 offset by $187,000 in net other expense. This compares to interest income of $302,000 in the three months ended December 31, 2000. In the six months ended December 31, 2001 interest and other income net equaled $188,000 representing primarily interest income of $339,000 offset by $151,000 in net other expense. This compares to interest income of $846,000 in the six months ended December 31, 2000. The decline in interest income for the six months ended December 31, 2001 can be primarily attributed to lower average cash balances, and lower interest rates, for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Provision (Benefit) for Income Taxes

        A benefit from income taxes for the three months ended December 31, 2001 was recorded in the amount of $237,000 and for the six months ended December 31, 2001 a benefit was recorded in the amount of $16.8 million. The benefit for income taxes for the six months ended December 31, 2001 primarily related to our loss on investments for the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, our principal sources of liquidity included cash and cash equivalents of $25.3 million, which decreased from $26.7 million at June 30, 2001. In the six months ended December 31, 2001, $1.1 million of cash was used by operations, compared to the six months ended December 31, 2000, in which $1.2 million of cash was provided by operations. Cash used by operations was primarily due to unprofitable operations offset by a decrease in the purchases of inventories and an increase in accounts payable. Capital expenditures were $1.2 million for the six months ended December 31, 2001, compared to $886,000 for the six months ended December 31, 2000.

        Inventories decreased to $8.9 million at December 31, 2001 from $10.7 million at June 30, 2001. The primary reason for the decrease is that we have reduced our orders for product manufacturing during the six months ended December 31, 2001 due to a change in product mix to more integrated notebook products which are purchased on a just in time basis minimizing the level of inventory which is stored.

        Accounts payable increased to $13.6 million at December 31, 2001 from $11.8 million at June 30, 2001. The increase mainly reflected our use of extended terms with suppliers during December 2001.

        We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

        On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of our common stock to Unipac and 3,173,484 shares of our common stock to Hsun Chieh representing approximately 23.5% of the common stock that would be outstanding after the new issuance. We have not formally terminated this agreement. However, to date the conditions have not been satisfied, and we do not expect the transaction to close, at least not on the terms originally agreed to.

        As of December 31, 2001, the market value of our short-term investment in UMC was $70.2 million. In addition, we held $12.6 million in stock which was not available for resale as it is subject to certain contractual and other restrictions. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the UMC shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of December 31, 2001, approximately 16.1 million shares are subject to this lock-up restriction. While we are an operating company and not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. We do not currently intend to sell any of the UMC stock in the immediate future.

FACTORS THAT MAY AFFECT OUR RESULTS

OPERATING LOSS IN THE SIX MONTHS ENDED DECEMBER 31, 2001

         We incurred an operating loss of $6.6 million in the six months ended December 31, 2001. Future performance will substantially depend upon numerous factors, such as:

-    whether there is improvement in PC sales, and notebook sales in particular;

- timely introduction of new products and product enhancements to the marketplace;

- whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

-    fluctuating price levels for our products.

        We are trying to expedite new product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in new markets such as DPTV(TM) and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

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

DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS

        The graphic controller industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Any return to profitability and long term success in the graphics business will depend on the introduction of successive generations of products in time to meet the design cycles as well as to specifications of PC manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

RELIANCE ON FEW KEY ACCOUNTS

         To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. In recent quarters, we have depended in particular on sales to Inno Micro, a supplier to Toshiba, and expect that this customer will continue to account for a substantial percentage of our sales in coming quarters. If Inno Micro or any of our large distributors or customers stops or delays purchases, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers. Our distributor and customer agreements generally are not exclusive, there is no obligation to renew agreements, and minimum purchases are generally not required. The significant terms of our agreements with distributors are described as follows:

- The products are shipped by us to a distributor with terms of F.O.B. shipping point, with risk of loss transferring to the distributor upon delivery of the products by us to the common carrier.

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

        The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We are in the process of developing our next generation 3D graphics technology. The new technology is intended to be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption.

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

VULNERABLE TO UNDETECTED PRODUCT PROBLEMS

        Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. We have experienced such errors in the past, and we can't ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

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

        We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products on a long term fixed price base; however, due to the company's investment in one foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

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

UNSTABLE STOCK PRICE

        The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

DEPENDENCE ON KEY PERSONNEL

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. We are currently involved in such disputes with NeoMagic and others. See Part II, Item 1 ("Legal Proceedings"). In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Our pending litigation and any future litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

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

UNCERTAINTY OF BUSINESS REORGANIZATION

        To better enable us to advance in the 3D graphics and digital TV marketplace, we are now organized into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues our entire 3D videographics business with worldwide PC OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from our single-chip digital television video processor DPTV(TM) which entered production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that this organization will permit us to more effectively grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful. For the six months ended December 31, 2001 and 2000, the percentage of revenues contributed by the digital media segment accounted for 3% and 2%, respectively. At both December 31, 2001 and December 31, 2000, the assets attributed to the digital media segment were negligible.

        On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary will be developing the LCD panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $3.5 million and $2.2 million respectively, as of December 31, 2001. We own a majority interest in both Trident Technologies, Inc. and in Trident Multimedia Technologies (Shanghai) Co. Ltd. It is our intention to spin-off these subsidiaries during our fiscal year 2002. However, the timing and effect of these spin-offs will depend on a number of organizational, operational and marketing factors and the spin-offs may not occur at the time currently anticipated.

UNCERTAINTY OF PERFORMANCE OF EQUITY INVESTMENTS

         We maintain an investment portfolio including minority equity investments in several publicly traded companies. The values of these investments are subject to market price volatility. For example, as a result of recent market price volatility of our publicly traded equity investments, we experienced a $24.3 million after-tax unrealized loss during the quarter ended September 30, 2001. We have also made investments in a number of privately held companies, many of which are in the start-up development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past and could in the future lose our entire investment in these companies. For instance, we recorded a $1.8 million after-tax unrealized loss during the quarter ended September 30, 2001 as a result of the impairment in value of our investments in two private companies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2001, $25.3 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

        While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We intend to analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

INVESTMENT RISK

        We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the quarter ended September 30, 2001 we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of December 31, 2001, we had available-for-sale equity investments with a fair market value of $70.9 million including $70.2 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

        We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of December 31, 2001 the balance of our long-term equity investments in non-public companies was $10.0 million.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        On December 14, 1998, NeoMagic Corporation ("NeoMagic") filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company's antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic's infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic's appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company's antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic's appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company's summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company's motion to lift the stay on its antitrust counterclaim so it could take limited discovery. The Company is currently taking antitrust discovery in the district court. Briefing has been completed on NeoMagic's Federal Circuit appeal of the Company's summary judgment of non-infringement. The Federal Circuit has set oral argument for March 6, 2002.

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

        On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. (of Taiwan and California) and S3 Graphics (of California) in the Superior Court for the State of California, Santa Clara

County. The Company alleges that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company's trade secrets about products in development. The Company further alleges that the corporate and individual defendants used the Company's confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company's product development and design win capabilities. The Company also alleges that VIA and S3 Graphics may be planning to use the Company's trade secrets to unfairly compete against the Company. The Company is seeking the following relief: (1) preliminary and/or permanent injunctive relief prohibiting defendants from (a) using, disclosing or transmitting the Company's trade secrets, and (b) employing any person solicited with the use of the Company's trade secrets; (2) general monetary damages in an amount to be determined at trial; (3) disgorgement by the defendants of any monies acquired by means of the accused wrongful acts; (4) punitive damages; (5) reasonable attorneys' fees; (6) costs; and (7) such further relief as the court deems just and proper. Since filing the lawsuit, the Company has defeated two attempts by certain defendants to dismiss or stay the action against them, and the parties have engaged in extensive discovery practice. On November 1, 2001, the Santa Clara County Superior Court entered a Stipulation and Order Staying Case ("Stay Order") staying all litigation activity in the lawsuit through January 31, 2002. The court entered the Stay Order so that the parties could pursue settlement discussions during the period of the stay. The stay period expired on January 31, 2002, without the parties having achieved a settlement of their dispute. Although the parties continued to discuss settlement after January 31, 2002, those efforts were suspended on February 11, 2002, with no settlement having been achieved. Discovery is set to resume February 15, 2002.

        On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies' agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company's relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to satisfy its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company's motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but the Company nevertheless withdrew its motion for preliminary injunction. Discovery is currently ongoing. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

         Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4:    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Trident Microsystems' Annual Stockholders' meeting held on December 10, 2001, the following proposals were adopted by the margins indicated:

Proposal 1 Directors - the following directors were elected at the meeting to serve a term of three years

Nominees                            For                   Withheld
--------                            ---                   --------
Frank C. Lin                    12,044,822                388,962
Glen M. Antle                   12,015,482                418,302

The following directors continued to serve their terms after the meeting:

Yasushi Chikagami - whose term expires at the 2002 Annual Meeting of Stockholders

Milliard Phelps - whose term expires at the 2003 Annual Meeting of Stockholders

John Luke - whose term expires at the 2003 Annual Meeting of Stockholders

Proposal 2 to approve an amendment to the Company's 1994 Outside Directors Stock Option Plan to increase the number of shares reserved for issuance by 110,000

        For               Against            Abstain        Broker non-Votes
        ---               -------            -------        ----------------
     11,073,982          1,325,058            33,644             1,100

Proposal 3 to approve the Company's 2001 employee stock purchase plan

        For               Against            Abstain        Broker non-Votes
        ---               -------            -------        ----------------
     11,622,708            768,632            42,344               100

Proposal 4 to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants

        For               Against            Abstain        Broker non-Votes
        ---               -------            -------        ----------------
     12,340,505             67,943            25,336                 0

The foregoing matters are described in further detail in our definitive proxy statement dated November 2, 2001 for the Annual Meeting of Stockholders held on December 10, 2001.


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

      10.9(*)       Summary description of the Company's 401(k) plan.(2)

      10.10(*) Form of Indemnity Agreement for officers, directors and agents.(2)

      10.12(*)      Form of Non-statutory Stock Option Agreement between the
                    Company and Frank C. Lin.(4)

      10.13(*)      Form of 1992 Stock Option Plan amending and restating the
                    1990 Stock Option Plan included as Exhibit 10.5.(2)

      10.14 Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company's principal offices located at 1090 East Arques Avenue, Sunnyvale,
                    California.(8)

      10.15(*)      Form of Change of Control Agreement between the Company and
                    Frank C. Lin.(8)

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

        (8) Incorporated by reference from exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

        (*) Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.

        Reports on Form 8-K
               Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 14, 2002, on its behalf by the undersigned thereunto duly authorized.


Trident Microsystems, Inc.
--------------------------
(Registrant)



/s/ Frank C. Lin
----------------------------------------
Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)


/s/ Peter Jen
----------------------------------------
Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)