Form 10-Q
period 2002-03-31
TRIDENT MICROSYSTEMS INC
filed 2002-05-15
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number:             0-20784

TRIDENT MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0156584

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1090 E. Arques Avenue, Sunnyvale, California 94085

(Address of principal executive offices) (Zip code)

(408) 991-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                             No

The number of shares of the registrant’s $0.001 par value Common Stock outstanding at March 31, 2002 was 13,523,981.

TRIDENT MICROSYSTEMS, INC.

INDEX

Page

Part I: Financial Information

Part II: Other Information

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

ASSETS

	March 31,	June 30,
	2002	2001

Current assets:

Cash and cash equivalents	$22,857	$26,677

Short-term investments — UMC	77,180	52,708

Short-term investments — other	627	791

Accounts receivable, net	7,976	9,247

Inventories	4,272	10,669

Deferred income tax assets	–	1,656

Prepaid expenses and other assets	3,777	3,481

Total current assets	116,689	105,229

Property and equipment, net	3,872	3,559

Long-term investments — UMC	10,063	26,005

Long-term investments — other	10,456	11,996

Other assets	392	630

Total assets	$141,472	$147,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,435	$11,829

Accrued expenses and other liabilities	11,935	13,169

Deferred income taxes	6,834	–

Income taxes payable	122	1,040

Total current liabilities	29,326	26,038

Long-term deferred income taxes	9,576	14,947

Minority interest in subsidiary	765	1,068

Total liabilities	39,667	42,053

Stockholders’ equity:

Common stock and additional paid-in capital	55,956	55,106

Treasury stock, at cost	(17,952)	(17,952)

Retained earnings	41,377	74,996

Accumulated other comprehensive gain (loss)	22,424	(6,784)

Total stockholders’ equity	101,805	105,366

Total liabilities and stockholders’ equity	$141,472	$147,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	$28,839	$24,724	$84,757	$86,566

Royalty and license revenue	–	–	–	9,267

Total revenue	28,839	24,724	84,757	95,833

Cost of sales	22,600	19,714	66,925	66,322

Gross profit	6,239	5,010	17,832	29,511

Research and development expenses	5,190	3,701	16,482	15,244

Sales, general and administrative expenses	3,671	4,521	10,619	12,336

Income (loss) from operations	(2,622)	(3,212)	(9,269)	1,931

Loss on investments	–	(77,808)	(41,915)	(77,808)

Interest and other income, net	106	610	294	1,456

Loss before income taxes	(2,516)	(80,410)	(50,890)	(74,421)

Benefit from income taxes	(440)	(29,764)	(17,271)	(28,414)

Net loss	$(2,076)	$(50,646)	$(33,619)	$(46,007)

Net loss per share — basic and diluted	$(0.15)	$(3.87)	$(2.51)	$(3.52)

Shares used in computing basic and diluted per share amounts	13,431	13,081	13,369	13,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(33,619)	$(46,007)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	1,193	1,797

Loss on investments	41,915	77,808

Deferred income taxes, net	(16,352)	(27,128)

Changes in assets and liabilities:

Accounts receivable	1,271	(2,258)

Inventories	6,397	(8,584)

Prepaid expenses and other current assets	(296)	408

Other assets	238	113

Accounts payable	(1,394)	3,857

Accrued expenses and other liabilities	(1,548)	(857)

Income taxes payable	(918)	(1,596)

Net cash used in operating activities	(3,113)	(2,447)

Cash flows from investing activities:

Purchases of investments	(50)	(6,050)

Purchase of property and equipment	(1,507)	(1,454)

Net cash used in investing activities	(1,557)	(7,504)

Cash flows from financing activities:

Issuance of common stock	850	2,324

Purchase of treasury stock	–	(7,671)

Net cash provided by (used in) financing activities	850	(5,347)

Net decrease in cash and cash equivalents	(3,820)	(15,298)

Cash and cash equivalents at beginning of period	26,677	39,041

Cash and cash equivalents at end of period	$22,857	$23,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         In the opinion of Trident Microsystems, Inc. (the “Company”), the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2002.

Note 2. Revenue Recognition

         Revenue from product sales is generally recognized upon shipment. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors is deferred until shipment to end customers by the distributors. Provision is made for expected future sales returns and allowances when revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support.

         The Company recognizes license revenue in accordance with the revenue recognition criteria set forth in SOP 97-2 “Software Revenue Recognition.” The Company’s license revenue does not require significant production, modification or customization of software. The Company’s license revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determined, (4) collectibility is probable. Royalty revenue is recognized when the Company is informed that the related products have been sold provided that collectibility is assured.

         In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these financial statements for all periods presented. The adoption of SAB 101 did not have a material impact on the Company’s financial statements.

Note 3. Inventories

         Inventories consisted of the following (in thousands):

	March 31, 2002	June 30, 2001

Work in process	$1,157	$5,867

Finished goods	3,115	4,802

	$4,272	$10,669

Note 4. Investment in UMC

         In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (UICC). On January 3, 2000, United Microelectronics Corporation (UMC) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by the Company from January 3, 2000 to March 31, 2002 was the increase resulting from the stock dividends. As of March 31, 2002, the Company owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

         On January 3, 2000, the Company recognized a pre-tax gain of $117.0 million upon the receipt of UMC shares in exchange for the UICC shares. In the quarter ended March 31, 2001, based on the decline of, UMC’s stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, the Company concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $76.4 million between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001 was written off and included in earnings as impairment loss on investments in accordance with SFAS No. 115 and APB No. 18 for the short-term and long-term portions of investments, respectively.

         In the quarter ended September 30, 2001, the Company concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $40.0 million between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively.

         Due to an increase in the market value of UMC’s stock price from October 1, 2001 to March 31, 2002, an unrealized gain of $22.3 million was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $22.3 million is equal to a $37.1 million increase in market value of our short-term investment in UMC from October 1, 2001 to March 31, 2002, less deferred income taxes of $14.8 million relating to the unrealized gain.

         In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. During the three months ended March 31, 2002, approximately 3.2 million shares with a carrying value of $2.5 million became available for sale upon the expiration the lock up period, and they were transferred from the long-term to the short-term accordingly. As of March 31, 2002, approximately 12.9 million shares with a carrying value of $10.1 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

         Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 51.3 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $77.2 million as of March 31, 2002. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

Note 5. Investments in other companies

         During the nine months ended March 31, 2002, the Company also recognized impairment losses on investments other than UMC totaling $1.9 million as follows:

ADSL company	$270,000

Communications company	66,000

Broadband communications company	750,000

Voice over DSL communications company	850,000

Total	$1,936,000

         In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company’s initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001, due to deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the ADSL company’s stock price from October 1, 2001 to March 31, 2002, an unrealized gain of $76,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $76,000 is equal to a $125,000 increase in market value of the short-term investment from October 1, 2001 to March 31, 2002, less deferred taxes relating to the unrealized gain of $49,000.

         In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the communications company’s stock price from October 1, 2001 to March 31, 2002, an unrealized gain of $71,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $71,000 is equal to a $119,000 increase in market value of the short-term investment for the three months ended March 31, 2002, less deferred taxes relating to the unrealized gain of $48,000.

         In April 2000, the Company invested $650,000 in a private company engaged in broadband communication technology. In June 2000, an additional $100,000 was invested in the company. In the quarter ended September 30, 2001, the Company determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, the full investment of $750,000 was written off against earnings in accordance with APB No. 18.

         In September 2000, the Company invested $1,500,000 in a private company engaged in “voice over DSL” communication technology. In the quarter ended September 30, 2001, the Company determined that this communications company was in a product reengineering process. It was considered likely that the company would cease operations. The Company assessed the estimated cash recoverable from this investment and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $1,000,000 of the investment was written off against earnings in accordance with APB No. 18. In December 2001, this investment was sold for $650,000 and a gain of $150,000 was recognized as “Gain on investments” for the three months ended December 31, 2001.

Note 6. Other current assets

         Included in other current assets is a $500,000 loan to Mr. Frank Lin, the Company’s President and Chief Executive Officer. In accordance with an agreement dated April 27, 2000 and an amendment made subsequently, this loan was provided to Mr. Lin for his personal use. It is payable in full on the earlier of cessation of employment or April 27, 2003. The loan bears interest at variable market rates which are compounded annually, and the accrued interest is payable at maturity. Mr. Lin used shares of the Company’s stock he acquired several years ago as collateral for the loan. This loan was not provided in relation to any purchase of the Company’s stock or the exercise of the Company’s stock options.

Note 7. Net Loss Per Share

         Basic net loss per share is computed by dividing net loss per share available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

         Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in thousands, except per share amounts)	2002	2001	2002	2001

Basic and diluted net loss per share
Net loss	$(2,076)	$(50,646)	$(33,619)	$(46,007)

Weighted average common shares	13,431	13,081	13,369	13,056

Basic and diluted net loss per share	$(0.15)	$(3.87)	$(2.51)	$(3.52)

Common stock equivalents are excluded in the calculation of diluted net loss per share for all the periods presented because the effect would be ant-dilutive.

Note 8. Comprehensive Gain (Loss) On Short-Term Investments

         Under SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive gain (loss) as of March 31, 2002 and June 30, 2001 are as follows (in thousands):

	March 31,	June 30,
	2002	2001

Unrealized gain (loss) on short-term investments:

UMC	$22,278	$(6,827)

Other	146	43

Total	$22,424	$(6,784)

Note 9. Recent Accounting Pronouncements

         In June 2001, the FASB issued two Statements: Statement No. 141 – Business Combinations; and Statement No. 142 – Goodwill and Other Intangible Assets. These statements:

•	Prohibit use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

•	Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB No. 17, “Intangible Assets.”

•	Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is generally a level lower than that of the total entity.

•	Require that a benchmark assessment of goodwill be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired. Goodwill related to long-live assets to be held and used would no longer be allocated to those assets when they are tested for impairment as currently required by SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”

         SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all transactions completed before June 30, 2001 and effective immediately for all transactions completed after June 30, 2001. The adoption of these statements is not expected to have a material effect on the Company’s consolidated financial statements.

         In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 replaces FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, Reporting The Results of Operation –Reporting The Effect of Disposal of a segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 144 as of the beginning of fiscal 2003. The adoption of the standard is not expected to have a material effect on our consolidated financial statements.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	the timing of availability and functionality of products under development,

•	trends in average selling prices,

•	the percentage of export sales,

•	outcome of pending litigation,

•	demand for and trends in revenue for our products,

•	devotion of resources and control of expenses related to new products, markets and internal business strategies,

are subject to risks and uncertainties, including those set forth below under “Factors That May Affect Our Results” and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, and the notes thereto, for the year ended June 30, 2001.

The following discussion should be read in conjunction with our Financial Statements and Notes thereto.

Overview of Business

         We design, develop and market very large scale integrated circuits (“IC”) for videographics, multi-media and digital process television products for the desktop and notebook personal computer (PC) and consumer television market. Our graphics, video and audio controllers typically are sold with software drivers, a BIOS and related system integration support. Our strategy is to apply our design expertise, which helped us succeed in the market for Super Video Graphics Array (“SVGA”) graphics controllers and Graphical User Interface (“GUI”) accelerators, to other high volume graphics, multimedia and digital process television markets for the general mass public, acceleration of Digital Versatile Disc (“DVD”) based live-video playback, and three-dimensional (“3D”) display for game and entertainment application markets.

Critical Accounting Policies, Judgments and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-

retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

         We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         We hold minority interests in companies having operations or technology in areas within our strategic focus, three of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

         The following table sets forth the results of operations expressed as percentages of total revenues for the three and nine months ended March 31, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	100%	100%	100%	90%

Royalty and license revenue	–	–	–	10

Total revenue	100	100	100	100

Cost of sales	78	80	79	69

Gross margin	22	20	21	31

Research and development expenses	18	15	19	16

Selling, general and administrative expenses	13	18	13	13

Income (loss) from operations	(9)	(13)	(11)	2

Loss on investments	–	(314)	(49)	(82)

Interest and other income, net	–	2	–	2

Loss before income taxes	(9)	(325)	(60)	(78)

Benefit from income taxes	(2)	(120)	(20)	(30)

Net loss	(7)%	(205)%	(40)%	(48)%

Revenue

         Revenues for the three months ended March 31, 2002 increased 17% to $28.8 million from the $24.7 million for the three months ended March 31, 2001. Revenues for the nine months ended March 31, 2002 decreased 12% to $84.8 million from $95.8 million the nine months ended March 31, 2001. The increase in revenues in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily caused by an increase in the volume of sales of integrated notebook products. Revenues decreased during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 due to an overall decrease in the volume of sales of notebook and desktop products, particularly in a reduction in the demand for our integrated graphics products due to the rapid transition in the notebook market to Pentium 4, and the recognition of $9.3 million in royalty revenues in the three months ended December 31, 2000 related to a lawsuit settlement with VIA Technologies Inc. Sales to date of our digital media product have not contributed significantly to revenue, but we are optimistic that our Digital Media Division will be able to show significant revenue growth in the coming quarters.

         Notebook, desktop and digital process television products accounted for 94%, 3% and 3% of net sales, respectively, for both the three and nine months ended March 31, 2002. Notebook, desktop and digital process television products accounted for 85%, 9% and 2% of net sales, respectively, in both the three and nine months ended March 31, 2001.

         Sales to Asian customers in Taiwan and Japan accounted for 23% and 67% of our revenues in the three months ended March 31, 2002, respectively. Sales to Asian customers, primarily in Taiwan, Japan and the Philippines, accounted for 40%, 27%, and 22%, respectively, of our revenues in the three months ended March 31, 2001. Sales to Asian customers, primarily in Taiwan and Japan, accounted for 31% and 58%, respectively, of our revenues in the nine months ended March 31, 2002, and 62% and 20%, respectively, in the nine months ended 2001. Sales to North American and European customers represented less than 1% of our net sales in both the nine months and three months ended March 31, 2002 and 2001. We expect Asian customers will continue to account for a significant portion of our sales.

         In the three months ended March 31, 2002, sales to two customers Inno Micro (a supplier to Toshiba) and Wistron (a supplier to Acer) accounted for 67% and 13% of total revenues, respectively. In the three months ended March 31, 2001, sales to three customers Inno Micro (a supplier to Toshiba), Toshiba and Arima (a supplier to Compaq) accounted for 26%, 22% and 16% of total revenues, respectively. In the nine months ended March 31, 2002, sales to two customers Inno Micro (a supplier to Toshiba) and Acer accounted for 58% and 10% of total revenues, respectively. In the nine months ended March 31, 2001, sales to four customers Arima (a supplier to Compaq), VIA, Inno Micro (a supplier to Toshiba) and Quanta (a supplier to Compaq) accounted for 19%, 18%, 15% and 15%, respectively. We anticipate that sales in future quarters will continue to depend primarily on sales to key customers.

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

Gross Profit

         Gross profit increased to $6.2 million for the three months ended March 31, 2002, from $5.0 million in the three months ended March 31, 2001. Gross profit decreased to $17.8 million for the nine months ended March 31, 2002, from $29.5 million in the nine months ended March 31, 2001. Excluding the royalty revenue of $9.3 million booked in the three months ended December 31, 2000 resulting from the VIA settlement, gross profit for the nine months ended March 31, 2001 would have been $20.2 million, resulting in a decrease of $2.4 million for the nine months ended March 31, 2001. The gross margin as a percentage of net sales for the three months ended March 31, 2002 increased to 22% of net sales as compared to 20% for the three months ended March 31, 2001. The gross margin as a percentage of net sales for the nine months ended March 31, 2002 decreased to 21% of net sales as compared to 23% for the nine months ended March 31, 2001 excluding royalty revenue. The increase in gross margin as a percentage of net sales for the three months ended March 31, 2002 is primarily due to yield improvement in our integrated products. Adversely affecting gross margin for the nine months ended March 31, 2002 was a decrease in the sales of embedded and discrete notebook chips which have higher margins.

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

Research and Development

         Research and development expenses for the three months ended March 31, 2002 increased to $5.2 million from $3.7 million for the March 31, 2001 three month period. As a percent of total revenues, research and development expenses increased to 18% for the three months ended March 31, 2002, from 15% of total revenues for the three months ended March 31, 2001. Research and development expenses for the nine months ended March 31, 2002 increased to $16.5 million from $15.2 million for the March 31, 2001 nine month period. As a percent of total revenues, research and development expenses increased to 19% for the nine months ended March 31, 2002, from 16% of total revenues for the nine months ended March 31, 2001. The increase in research and development expenses in actual dollars for both the three and nine months ended March 31, 2002 from March 31, 2001 can be attributed primarily to an increase in engineering expenses for new product development with the latest process technology.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to $3.7 million for the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001. As a percent of total revenues, selling, general and administrative expenditures decreased to 13% for the three months ended March 31, 2002 from 18% for the three months ended March 31, 2001. Selling, general and administrative expenses decreased to $10.6 million in the nine months ended March 31, 2002 from $12.3 million for the nine months ended March 31, 2001. As a percent of total revenues, selling, general and administrative expenditures remained flat at 13% for both the nine months ended March 31, 2002 and the nine months ended March 31, 2001. The decrease in selling and administrative expenditures in actual dollars was attributed primarily to our cost reduction efforts. The Company intends to continue to monitor and control its selling, general and administrative expenses.

Investment in UMC and Other Investments

         As of March 31, 2002, the Company owned approximately 64.2 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively. See Part I, Item 1, Notes 6 and 9 above (“Investment in UMC” and “Accumulated comprehensive gain (loss) on short-term investments,” respectively) for discussion of this investment and related losses.

         During the nine months ended March 31, 2002, the Company also recognized impairment losses on investments other than UMC totaling $1.9 million as follows:

ADSL company	$270,000

Communications company	66,000

Broadband communications company	750,000

Voice over DSL communications company	850,000

Total	$1,936,000

         During the three months ended December 31, 2001, the Company recognized gain on investments of $150,000, resulting from the sale of our investment in the voice over DSL communications company. See Part I, Item 1, Notes 7 and 9 above (“ Investments in other companies” and “Accumulated comprehensive gain (loss) on short-term investments,” respectively) for discussion of these investments and related losses.

         While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Interest and Other Income

         Interest and other income, net was equal to $106,000 in the three months ended March 31, 2002, representing interest income of $136,000 offset by $30,000 in other expense. This compares to interest income of $610,000 in the three months ended March 31, 2001. In the nine months ended March 31, 2002, interest and other expense equaled $294,000, representing primarily interest income of $475,000, offset by $181,000 in other expense. This compares to interest income of $1.5 million in the nine months ended March 31, 2001. The decline in interest income for the nine months ended March 31, 2002 can be primarily attributed to lower average cash balances, and lower applicable interest rates, compared to the nine months ended March 31, 2001. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Benefit from Income Taxes

         A $440,000 benefit from income taxes was recorded for the three months ended March 31, 2002. A 17.3 million benefit was recorded for the nine months ended March 31, 2002. The benefit for income taxes for the nine months ended March 31, 2002 is primarily related to our loss on investments for the quarter ended September 30, 2001.

Liquidity and Capital Resources

         As of March 31, 2002, our cash and cash equivalents were $22.9 million, which decreased from $26.7 million as of June 30, 2001. In the nine months ended March 31, 2002, $3.1 million of cash was used by operations, compared to the nine months ended March 31, 2001, in which $2.4 million of cash was used by operations. Cash used by operations was primarily due to unprofitable operations, a decrease in accounts payable and accrued expenses, offset by a decrease in inventories. Capital expenditures were $1.5 million for both the nine months ended March 31, 2002 and 2001.

         Inventories decreased to $4.3 million at March 31, 2002 from $10.7 million at June 30, 2001 primarily because we reduced our orders for product manufacturing during the nine months ended March 31, 2002. Also, as a result of changing our product mix to more integrated notebook products, which are purchased on a just-in-time basis, minimizing stored inventory.

         Accounts payable decreased to $10.4 million at March 31, 2002 from $11.8 million at June 30, 2001. The decrease is mainly a reflection of our continued reduction in orders for product during the nine months ended March 31, 2002.

         Accrued expenses decreased to $11.9 million at March 31, 2002 from $13.2 million at June 30, 2001. The decrease was primarily due to a reduction in outside engineering accruals during the nine months ended March 31, 2002.

         We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

         On February 10, 2000, we entered into an agreement with UMC affiliates, Unipac Optoelectronics Corp. and Hsun Chieh Investment Co., Ltd., to sell 1,057,828 shares of our common stock to Unipac and 3,173,484 shares of our common stock to Hsun Chieh representing approximately 23.5% of the common stock that would be outstanding after the new issuance. We have not formally terminated this agreement. However, to date the conditions have not been satisfied, and we do not expect the transaction to close, at least not on its original terms.

         As of March 31, 2002, the market value of our short-term investment in UMC was $77.2 million. In addition, we held $10.1 million in stock which was not available for resale as it is subject to certain contractual and other restrictions. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the UMC shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of March 31, 2002, approximately 12.9 million shares are subject to this lock-up restriction. While we are an operating company and not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. We do not currently intend to sell any of the UMC stock in the immediate future.

Factors That May Affect Our Results

Operating loss in the nine months ended March 31, 2002

         We incurred an operating loss of $9.3 million in the nine months ended March 31, 2002. Future performance will substantially depend upon numerous factors, such as:

•	whether there is improvement in PC sales, and notebook sales in particular;

•	timely introduction of new products and product enhancements to the marketplace;

•	whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

•	fluctuating price levels for our products.

         We are trying to expedite new product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in new products such as DPTV-3D™ and XP4 and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

Fluctuations in quarterly results

         We plan to control our operating expenses relating to any expansion of our sales and marketing activities, broadening of our customer support capabilities, development of new distribution channels, and any increase in our research and development capabilities. However, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

•	uncertain demand in new markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	our ability to achieve required cost reductions;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	availability of foundry and assembly capacities;

•	delay of joint development efforts due to unexpected market conditions; and

•	length of sales cycle.

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

Reliance on few key accounts

         To date, a limited number of distributors and customers have accounted for a significant portion of our revenue. In recent quarters, we have depended in particular on sales to Inno Micro, a supplier to Toshiba. For the three months ended March 31, 2002, total sales to Inno Micro were 67% of our total revenues. We expect that this customer will continue to account for a substantial percentage of our sales in coming quarters. As a result, we are highly dependent in the short term on sales to Inno Micro. If Inno Micro or any of our large distributors or customers stops or delays purchases, or if Toshiba stops or delay purchases from Inno Micro, our revenue and profitability would be adversely affected. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers.

Our distributor and customer agreements generally are not exclusive, there is no obligation to renew agreements, and minimum purchases are generally not required. The significant terms of our agreements with distributors are as follows:

•	The products are shipped by us to a distributor with terms of F.O.B. shipping point, with risk of loss transferring to the distributor upon delivery of the products by us to the common carrier.

•	Payment terms are net 30-days.

•	The distributors return privileges are in the form of stock rotation and warranty and return resulting from functionality and quality issues for one year.

Reliance on International Customers

         Our revenues have historically been generated primarily from Asian customers, particularly customers in Taiwan and Japan. While we intend to continue our marketing efforts to North American OEMs, we expect to be primarily dependent on international sales and operations, particularly in Taiwan and Japan, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business which could adversely affect future results, including:

•	potentially longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements.

Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Intense competition in the market for graphics controllers

         The graphics controller industry in the sub-$1,000 PC segment has experienced reduced margins due to a number of factors including: competitive pricing pressures, processing difficulties and rapid technological change. We anticipate that the discrete graphics controller demand from sub-$1,000 PC’s will continuously decrease in the future, while the demand for integrated graphics controllers will increase. Also, there is intense competition in the notebook graphics controller market. We compete in the notebook controller market with competitors such as ATI Technologies, NVIDIA Corporation, VIA/S3, and Intel. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

         The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We are in the process of developing and introducing our next generation 3D graphics technology. The new technology is intended to be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption.

Intense competition in the market for digital media products

         We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, and Micronas AG. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market.

Vulnerability to undetected product problems

         Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. We have experienced such errors in the past, and we can’t ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

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

         We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products on a long term fixed price base; however, due to the company’s investment in one foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

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

Dependence on key personnel

         Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, Senior Vice President, Engineering, and Peter Jen, our Senior Vice President, Asia Operations and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring experienced and skilled engineers at our research and development facility in Taiwan and China. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

Intellectual property infringement claims

         Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. We are currently involved in such disputes with NeoMagic and others. See Part II, Item 1 (“Legal Proceedings”). In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Our pending litigation and any future litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

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

Natural disasters could limit our ability to supply products

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

Terrorist attacks

         We cannot guarantee that our business will be unaffected by terrorist attacks in the future. The impact and future effects of terrorism are currently uncertain, and we are unable to predict the future impact that terrorist attacks may have on our business and operations, the international markets in which we operate and the global economy in general.

Potential dilution of shareholders’ interest; Investment in developing companies

         As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are very aggressively seeking investment opportunities in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders’ percentage ownership.

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

Uncertainty of business reorganization

         To better enable us to advance in the 3D graphics and digital TV marketplace, we are now organized into two business units: the videographics business unit and the digital media business unit. The videographics business unit continues our entire 3D videographics business with worldwide PC OEMs, and intends to expand further into System-On-Chip (SOC) solutions for state-of-the-art 3D graphics, especially the 3D video and core logic integrated video graphic chips. This business unit is under the management of Frank Lin as business unit president. Our other division, the digital media business unit, focuses on the System-On-Chip (SOC) opportunities for the TV-centric digital appliance market including Internet-ready digital TVs and digital set-top boxes. Its immediate new product sales are expected to come from our single-chip digital television video processor DPTV™ which entered production during fiscal year 2001. The digital media business unit is under the management of Dr. Jung-Herng Chang as its president. We believe that this organization will permit us to more effectively grow our digital television product offerings, and continue to expand our videographics chip markets by efficiently allocating resources between the two divisions. However, there is no assurance that this strategy will be successful. For the nine months ended March 31, 2002 and 2001, the percentage of revenues contributed by the digital media segment accounted for 3% and 2%, respectively. At both March 31, 2002 and March 31, 2001, the assets attributed to the digital media segment were negligible.

         On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary will be developing the LCD panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary will be involved in the joint development with Trident of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. have total assets equal to $3.0 million and $2.1 million respectively, as of March 31, 2002. We currently own a majority interest in Trident Technologies, Inc. and a 100% interest in Trident

Multimedia Technologies (Shanghai) Co. Ltd. It is our intention to spin-off these subsidiaries during our fiscal year 2002. However, the timing and effect of these spin-offs will depend on a number of organizational, operational and marketing factors and the spin-offs may not occur at the time currently anticipated.

Uncertainty of performance of equity investments

         We maintain an investment portfolio including minority equity investments in several publicly traded companies. The values of these investments are subject to market price volatility. We have also made investments in a number of privately held companies, many of which are in the start-up development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past incurred losses on our investments. In the future, we could lose a portion of or our entire investment in these companies.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

         We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2002, $22.9 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

         We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the nine months ended March 31, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of March 31, 2002, we had available-for-sale equity investments with a fair market value of $77.8 million including $77.2 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

         We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of March 31, 2002 the balance of our long-term equity investments in non-public companies was $10.5 million.

Part II: Other Information

Item 1: Legal Proceedings

         On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and sent the case back to the district court for further proceedings on the ‘806 patent. Unfortunately, the trial judge has retired, and the case likely will be delayed by reassignment to a new judge. In the meantime, the Company continues to take discovery in the district court on its antitrust counterclaim.

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

         In January 2001, FIC Corporation’s motion to add the Company as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation in the U.S. District Court, Northern District of California was denied. FIC had attempted to add the Company as a third-party defendant because the Company allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that the Company assume FIC’s defense in the Intel action, which demand the Company rejected. FIC settled its case with Intel and renewed its demand in March 2001, that the Company reimburse it for its costs of defense. The Company rejected this demand, and FIC has threatened to file suit against the Company seeking recovery of its costs of defense. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty whether FIC will bring suit or the ultimate outcome of any such litigation.

         On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. (of Taiwan and California) and S3 Graphics (of California) in the Superior Court for the State of California, Santa Clara County. The Company alleged that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company’s trade secrets about products in development. The Company further alleged that the corporate and individual defendants used the Company’s confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company’s product development and design win capabilities. The Company also alleged that VIA and S3 Graphics may be planning to use the Company’s trade secrets to unfairly compete against the Company. The Company requested both legal and equitable relief. The parties have tentatively agreed to settle their dispute and are in the process of finalizing an agreement. The parties have agreed to stay all further action in the case pending the successful completion of that settlement agreement.

         On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies’ agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company’s relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to satisfy its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company’s motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but the Company nevertheless withdrew its motion for preliminary injunction. Discovery is currently ongoing. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty the ultimate outcome of this litigation.

         Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

Item 2: Changes in Securities and Use of Proceeds

         Not applicable.

Item 3: Defaults upon Senior Securities

         Not applicable.

Item 4: Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 5: Other Information

         Not applicable.

Item 6: Exhibits and Reports on Form 8-K

Exhibit

Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(8)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(8)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(7)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan. (6)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Confidential treatment has been requested for a portion of this document.

(8)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(*)	Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.

Reports on Form 8-K Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2002, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc. (Registrant)

/s/ Frank C. Lin Frank C. Lin President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Peter Jen Peter Jen Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(8)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(8)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(7)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan. (6)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Confidential treatment has been requested for a portion of this document.

(8)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(*)	Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.