Form 10-K
period 2002-06-30
TRIDENT MICROSYSTEMS INC
filed 2002-09-27
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002	Commission file number 0-20784

TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification No.)

1090 East Arques Avenue Sunnyvale, California	94085
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 991-8800

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

Yes  [X]       No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 31, 2002 ($3.78 per share), as reported on the NASDAQ National Market was approximately $32,268,609. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s $0.001 par value Common Stock outstanding on August 31, 2002, was 13,603,855.

     Part III incorporates by reference from the definitive proxy statement for the registrant’s 2002 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

PART I

Item 1.  Business

     We design, develop and market very large scale integrated circuits (“IC”) for videographics, multi-media and digitally processed television products for the desktop and notebook personal computer (“PC”) and consumer television market. Our graphics and video controllers typically are sold with software drivers, a BIOS and related system integration support. Our strategy is to apply our design expertise, which helped us succeed in the market for Super Video Graphics Array (“SVGA”) graphics controllers and Graphical User Interface (“GUI”) accelerators, to other high volume graphics, multimedia and digitally processed television markets for the general mass public, acceleration of Digital Versatile Disc (“DVD”) based live-video playback, and three-dimensional (“3D”) display for game and entertainment application markets.

     The PC marketplace is characterized by extreme price competition and rapid technological change as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. As a result, PC systems manufacturers require low-cost, feature-rich, advanced graphics and multimedia solutions. We believe that the systems manufacturers are constantly reducing system costs by purchasing IC graphics and multimedia solutions that integrate functions formerly performed by several separate components. Moreover, as DVD and video processing capabilities become more popular, an increasing percentage of computer users require a high-performance, low-cost graphics system that can display photo-realistic images or display full-motion video on a sub-$1000 PC system.

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

Markets and Products

     We have targeted the PC desktop, notebook, multimedia and digitally processed television markets. The desktop market is the largest segment of the PC industry for our graphics and multimedia products. The desktop market includes adapter card manufacturers, who build graphics controllers onto adapter cards that serve as graphics subsystems, and PC systems manufacturers and motherboard suppliers, who may either include adapter cards in their systems or design graphics controllers onto their motherboards.

     We entered the notebook market in 1995 and in recent years, this market has accounted for the majority of our revenue. Our notebook strategy is to leverage our product positioning and continue to deliver a broad product offering. Our notebook product line includes: the CyberBLADE™ XP2, the CyberBlade™ XP, CyberALADDiN-P4™, CyberALADDiN-T™, CyberBlade™ Ai1, CyberBlade™ i1, and the CyberBlade™ i7.

     We are in the process of developing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption. Although our digital media segment accounted for only 6% and 2% of revenues for fiscal years ended June 30, 2002 and 2001, respectively, we plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. Designed for system design flexibility, our goal is for users of our single chip DPTV™ Video Processors(s) to benefit from feature rich devices at competitive prices with existing solution(s). The DPTV-DX converts analog TV into an advanced progressive digital quality TV. While we have limited experience with digital video television, we anticipate this market to generate an increasing percentage of our revenues. However, there can be no guarantee that our digital television product will be accepted by the market or increase our revenues or profitability.

Current Graphics Products

Desktop Computer Market:

     Blade XP™. The Blade XP family brings seven major technical advances in video/graphics capability to mainstream desktop PCs: DirectX 7.0 Cubic Mapping, 256-bit pixel processing, dual memory bus architecture, AGP-4X bus interface, state-of-the-art video de-interlacing, high-resolution flat panel and only 2.8 watt power consumption at a blazing 200MHz clock rate.

Notebook Computer Market:

     CyberBLADE™ XP2. The CyberBLADE XP2 is a 3D/2D digital media flat panel graphics controller with 128-bit bus interface to external SDR/DDR SDRAM memory. It integrates two high speed LVDS transmitter for LCD panel support. The AGP bus interface supports 1X, 2X and 4X modes, enabling the highest level of 3D/2D performance. THAMA (Trident Hardware-Assisted MPEG-2 Acceleration) incorporates dedicated hardware for both Motion Compensation and Inverse Discrete Cosine Transform (IDCT), and brings digital media capability such as MPEG-2/Hardware DVD playback technologies to the notebook market.

     CyberBlade™ XP. In April 2000, Trident introduced the CyberBlade XP family for next generation high-end and mainstream AGP 4X/2X 128-bit 3D / DVD capable mobile PCs. The new line consists of the CyberBlade XP discrete device, which supports up to 32MB of external video memory, and Multi-Chip-Module (“MCM”) products — the CyberBlade XPm16 with 16MB SDRAM packaged and the CyberBlade XPm8 with 8MB SDRAM packaged — further removing board space and power constraints for ultra-notebook designs. The MCM devices offer AGP 4X / DX7 / memory upgrade and pin compatibility from Trident’s 4MB SDRAM embedded 3D product — the CyberBlade e4.

     CyberALADDiN-P4™. The CyberALADDiN-P4 is the latest generation of shared memory architecture (SMA) graphics and core logic chipset jointly developed by Trident Microsystems, Inc and Acer Laboratories, Inc (Ali). This SMA solution is designed to interface with Intel’s Pentium® 4 and Pentium® 4-M processors through the 400 MHz system bus. CyberALADDiN-P4 combines two proven production worthy cores in the industry: the CyberBlade XP2 graphics core from Trident and the M1671 North Bridge core from Ali to deliver a low-risk, cost-effective, and versatile Pentium® 4 SMA solution for notebook PCs targeted to OEMs and ODMs:

     CyberALADDiN-T™. CyberALADDiN-T is Trident and Acer Laboratories, Inc ‘s (Ali) jointly developed new generation of low-power integrated graphics and core logic supporting the latest Intel Pentium® III-M (Tualatin) processor family. CyberALADDiN-T combines Trident’s 2D/3D graphics core (CyberBLADE XP® and Acer Laboratories’s North Bridge (M1651T) to deliver numerous advanced features to value-priced notebook PCs.

     CyberBlade™ Ai1. This 3D/DVD integrated chipset for mobile PCs features our CyberBlade 3D/DVD video graphics and Ali’s Aladdin Slot 1/Socket 370 Northbridge. With the industry’s best power management and extensive integration, this chipset supports all Pentium ™ II, Pentium III and Celeron™ CPUs, providing notebook PC manufacturers with unprecedented price/performance advantages. This mobile chipset includes the CyberBlade Aladdin i1 3D/DVD Graphics with Intel Slot 1-licensed Northbridge and Ali’s Mobile Southbridge. The chipset is targeted at the value and mainstream notebook market segments.

     CyberBlade™ i1. This highly integrated, low power single device combines a LCD controller and North Bridge core for 66 MHz-100MHz Slot-1 based Notebook PCs. It reduces the system bill of materials (BOM) price by as much as $15, occupies less board space, and reduces power consumption by up to 1.5W. Its accelerated graphics port (AGP) Notebook graphics controller core incorporates a high performance 2D and 3D graphics engine, video accelerator, advanced DVD playback, video capture and TV output capabilities.

     CyberBlade™ i7. This highly integrated, low power single device, combines flat panel display controller and North Bridge cores for 66MHz-100MHz 64-bit Socket-7 based Notebook PCs. It reduces the system BOM price by as much as $15, occupies less board space, and reduces power consumption by up to 1.5W. The CyberBlade™i7’s notebook graphics controller core incorporates high performance 2D and 3D graphics engine, video accelerator, advanced DVD playback, video capture and TV output capabilities.

New Graphics Products

     We will begin selling the following products within fiscal 2003. Our future success depends upon the successful market acceptance of these and other new products. There can be no assurance, however, that we will be able to ship these products in volume or in a timely manner or that they will be successful in the marketplace.

     XP4™. Trident has developed a new family of graphics chips for desktop and notebook personal computers known as XP4. The XP4 desktop family is based on UMC’s 0.13um CMOS technology that uses only 30 million transistors, which is less than half the number of transistors of the nearest competitive equivalent, to deliver top-of-the-line DX8.1/9.0 features and performance.

Other key capabilities of the XP4 family include:

•	BrightPixelTM rendering engine with hardware vertex and pixel shaders

•	SmartTileTM memory architecture for optimal memory bandwidth utilization

•	CoolPowerTM for low power management

•	Multiview with cathode ray tube (CRT), digital video interface (DVI) and TVout

•	Resolution up to QXGA (2048x1536) with 420MHz RAMDAC

•	DXVA hardware support with both inverse discrete cosine transformation (IDCT) and Motion Compensation

•	Advanced de-interlacing for highest-quality DVD movies

•	AGP-4X bus interface

The XP4 desktop product family is available in three versions:

•	XP4 T3 supporting 128MBytes of up to 700MHz DDR memory with 128-bit bus;

•	XP4 T2 supporting 64Mbytes of 500MHz DDR memory with 128-bit bus;

•	XP4 T1 supporting 64Mbytes of 500MHz DDR memory with 64-bit bus.

     The XP4 T3 tops the performance chart with a 300MHz graphics engine and enables PC OEMs plus card makers to deliver advanced DX8.1/9.0 graphics card with 128MBytes memory. The 128-bit Double-Data-Rate (DDR) memory system reaches a bandwidth of up to 11.2 Gbytes/sec and the 3D graphics engine achieves a peak performance of 1.2 billion pixels/sec.

     The XP4 T3 offers a maximum power dissipation of less than four watts. This corresponds to only a fraction of competing alternatives, improving chip reliability in typical consumer-oriented operating environments where overheating could be the cause of system failure.

     The XP4 T2 provides mainstream DX8.1/9.0 performance with a 250MHz graphics engine. XP4 T2 memory bandwidth peaks at 8.0 Gbytes/sec and 3D graphics performance hits 1 billion pixels/sec, rivaling other high-end, competitive products.

     The XP4 T1 is an economical entry-level DX8.1/9.0 graphics card with a 250MHz graphics engine but in a 64-bit memory bus for lowest cost. The XP4 T1 memory bandwidth reaches 4.0 Gbytes/sec.

     The XP4 notebook version uses only 30 million transistors, and utilizes UMC’s 130nm technology. The XP4 has the capability to deliver the following functionality and performance:

•	Faster transistors that enable higher clock rate, corresponding to higher performance. XP4 engine clock reaches 250MHz and DDR memory clock reaches 666MHz, both of which are the industry’s highest clock rate for notebooks with DX8.1 capability.

•	Smaller device geometry that produces smaller chip sizes and results in lower production cost.

•	Lower operating voltage which causes much less power dissipation. A voltage reduction from 1.8 volts (in 180nm process) to 1.2 volts (in 130nm process) can reduce the power dissipation to less than 50% assuming the operating frequency and the die area are the same.

Current Digital Media Products:

     We believe our IC design and, in particular, our 3D Graphics and video expertise have applications in significant markets outside the PC industry. We have been developing products for other digital media applications, such as set top boxes and Digitally Processed TV (“DPTV”) for several years. The DPTV market in particular has begun to emerge as a high volume market for these products. Our DPTV products are designed to optimize and enhance video quality for various display devices, such as Cathode Ray Television (“CRTTV”), Liquid Crystal Display Television (“LCDTV”), Plasma Display Panel (“PDP”), Projection TV, Liquid Crystal Display projection.

     TVXpress. High quality TV encoder designed and optimized for Cyber9525DVD, CyberBlade e4-128, CyberBlade i7, Blade3D (desktop) and our other graphics controllers. It features support for NSTC and PAL as well as Macrovision protection for DVD playback.

     DPTV™-DX. The DPTV-DX is the main component in the premier TV chipset solution on the market. Designed for maximum system design flexibility, users of our single chip DPTV™ Video Processor(s) will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solutions(s). The DPTV-DX converts today’s analog TV into an advanced progressive quality TV.

New Digital Media Product:

     DPTV™-3D. Trident’s advanced Digital Video Processing technology has been developed after years of R&D in the field of video and 2D/3D graphics. The DPTV™-3D is a highly integrated scan-conversion chipset solution that is designed for progressive TV/DVD player applications.

     Individuals using the DPTV™-3D Video Processor will have the benefit of using a multi-featured device while gaining a price competitive advantage over existing solutions. The chip is designed with external CPU(s) and Display & Deflection Processor (DDP) for maximum design flexibility. The DPTV™-3D incorporates features such as a programmable 3D comb filter and a NTSC/PAL/SECAM TV decoder, 14-D picture enhancement algorithm, panorama aspect ratio, PIP/POP display and programmable zooming capability, progressive scan, and adaptive motion detect capability by using an advanced .25 µm process technology. Also, the DPTV™-3D is designed for mass production and will support a 2, 4, or 8 MB SDRAM frame buffer configuration.

     Trident and TrueVideo are registered trademarks Blade XP™, CyberBLADE™ XP2, CyberBlade™ XP, CyberALADDiN-P4™, CyberALADDiN-T™, CyberBlade™ Ai1, CyberBlade™ i1, CyberBlade™ i7, XP4™, TVXpress, DPTV™-DX, DPTV™-3D, are trademarks of the Company. Other trademarks used herein are the property of their respective owners.

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

     Historically, our desktop customers have been primarily Asian adapter card manufacturers who sell their products to PC manufacturers, and distributors. However, in the past few years leading PC systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many PC manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. Consequently, we have made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers.

     Our notebook customers have been primarily worldwide brandname notebook PC manufacturers and Taiwanese OEM/ODM (original equipment manufacturers/original design manufacturers) notebook PC manufacturers. Whether manufactured by the PC company or an OEM/ODM, the notebook product is distributed primarily through brandname sales channels. With long design-in cycles, we have solid technical support required by these customers to ensure successful product launching and delivery.

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

     Our digitally processed television manufacturers include leading manufacturers of TVs in China and Korea. We service these customers primarily through our sales forces in the United States, Taiwan and China. As digital television is rapidly developing in the United States, Europe, Japan, Korea, China and elsewhere, we expect that leadership in this industry will also rapidly change, and our objective is to become a supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV is deployed in those markets.

     During fiscal 2002, we generated 99% of our revenues from Asia. Major PC systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by us are reflected in the Company’s revenues in Asia. Sales to one customer, Inno Micro, which is a supplier of Toshiba, accounted for approximately 58% of net sales for fiscal 2002. A small number of customers frequently account for a majority of our sales in any quarter. However, sales to any particular customer fluctuate significantly from quarter to quarter. Future operating performance will be dependent in part on the ability to replace significant customers or win new design-ins with current customers from one quarter to the next. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 11 to the Consolidated Financial Statements.

Manufacturing

     We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. We have, however, made a substantial investment to help ensure capacity, as described below. Our wholly-owned subsidiary, Trident Microsystems (Far East) Ltd. (“Trident Far East”), manages our manufacturing operations.

     In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we entered into a joint venture agreement in August 1995 with United Microelectronics Corporation (“UMC”), a Taiwanese publicly traded company and one of our current foundries, under which we invested approximately U.S.$49.3 million for an equity interest in a joint venture with UMC and other venture partners known as United Integrated Circuits Corporation (UICC). We are guaranteed a maximum wafer capacity of approximately 3,000 wafers per month from the wafer fabrication facility of the venture. On January 3, 2000, UMC acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, the total shares of our investment in UMC equals approximately 55.8 million shares as of June 30, 2001 which represents about 0.5% of the outstanding stock of UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2002, approximately 12.9 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so, however, at present we do not have an intent to sell any of the stock in the immediate future.

     In fiscal 2002, our primary foundry was UMC. We will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

     We purchase product in wafer form from the foundries and we manage the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, we have been adding personnel and equipment to this area. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product, and we require the foundry and third party contractors to use those procedures and specifications before shipping finished products. We have experienced few customer returns based on the quality of our products. However, our future return experience may vary because our more advanced, more complex products are more difficult to manufacture and test. In addition, some of our customers, including major PC systems manufacturers, may subject those products to more rigid testing standards than in the past.

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

     While we have obtained and continue to seek additional capacity, the qualification process and the production ramp-up for additional foundries has in the past taken and could in the future take longer than anticipated. There can be no assurance that such additional capacity from current foundries and new foundry sources will be available and will satisfy our requirements on a timely basis or at acceptable quality or per unit prices. Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at the foundries or assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply. In addition, to the extent we elect to use multiple sources for certain products, customers may be required to qualify multiple sources, which could adversely affect the customers’ desire to design-in our products.

Research and Development

     We have spent approximately $22.2 million, $20.0 million and $27.6 million on Company sponsored research and development activities during fiscal 2002, 2001 and 2000, respectively. We have conducted substantially all of our product development in-house and have a staff of 291 research and development personnel as of June 30, 2002. We are focusing our development efforts primarily on the development of more advanced graphics controllers, including 3D graphics controllers, multimedia products and digitally processed television. In addition, we intend to continue to devote significant resources to the development of a broad range of high-performance, proprietary software drivers. In anticipation of future market demand, we are investing in a variety of new technologies through licensing and purchase arrangements. These technologies may be incorporated in our future products, providing additional functionality and integration.

Competition

     The markets in which we compete are highly competitive and we expect that competition will increase. The principal factors of competition in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, the emergence of new graphics and other PC standards, level of integration of various functions, quality and customer support. Our principal current competitors in graphics include ATI Technologies, Inc., NVIDIA Corporation, S3 Graphics, Silicon Integrated Systems and Silicon Motion. In the digital television market our principal competitors are Toshiba, Philips Electronics and Micronas AG. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

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

     We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, and Micronas AG. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market. These efforts may not be successful, however.

International Operations

     Our wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, and China. Trident Far East is responsible for the manufacturing of our products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in their respective regions. The Taiwan office directly hires its own employees. We have established research and development facilities in Hsinchu, Taiwan and Shanghai, China. Management has combined the Taiwan office and the Taiwan research and development facility into one company Trident Technologies Inc. On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. The structure and timing of these spin-offs, and the nature of the operations at the time of spin-off will depend on a number of organizational, operational and marketing factors. We have not made all of the decisions necessary to complete these spin-offs, and the spin-offs may not occur in 2003. While we intend to structure the transactions in a manner to enhance our overall operations, the spin-offs will dilute the interests of our shareholders in the operations of the spun off entities and, particularly if the spin-offs do not increase their revenue and profitability, could adversely affect our financial results.

     During fiscal 2002, 2001 and 2000, sales to OEM, ODM and adapter card customers in Asia accounted for approximately 99% of our net sales of graphic chips in all three years, and all of our DPTV sales in fiscal 2002 occurred in Asia. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of sales. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations. While we have not experienced any other material adverse effects on our operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices.

Intellectual Property

     We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have filed two U.S. patent applications in fiscal year 2002 relating to our technology. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

     The semiconductor industry is characterized by frequent litigations regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, NeoMagic Corporation has filed suit alleging that our embedded DRAM (dynamic random access memory) graphics accelerators infringe their patents. We have responded and filed a counterclaim, which is described in more detail under “Item 3. Legal Proceedings.” There can be no assurance that this litigation will be resolved in favor of us or that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. The NeoMagic litigation or similar litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including the People’s Republic of China, Taiwan and Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

Backlog

     Because our business is characterized by short lead-time orders and quick delivery schedules, we seek to ship products within a few weeks of receipt of orders. As a result, we operate without significant backlog, and rely on bookings each quarter to comprise a predominant portion of our sales for that quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers’ requirements or manufacturing availability. Consequently, we do not believe that backlog is a reliable indicator of future sales.

Segments

     We operate in the videographics and digital media segments as described above. The majority of our revenues and operating loss was attributed to our videographics segment. For fiscal years ended June 30, 2002 and 2001, the digital media segment accounted for $6,222,000 and $2,788,000 in revenues, respectively. As a percentage of revenues for fiscal years ended June 30, 2002 and 2001, the digital media segment accounted for 6% and 2%, respectively. The digital media segment accounted for $3,924,000 in operating loss for the fiscal year ended June 30, 2002. At June 30, 2002 and 2001, the assets attributed to the digital media segment were negligible.

Employees

     As of June 30, 2002, we had 407 full time employees, including 291 in research and development, 36 in product testing, quality assurance and operations functions, 38 in marketing and sales and 42 in finance, human resources, and administration. As of June 30, 2002, we had 124 employees in the United States, 209 in Shanghai,

China, 57 in Taiwan and 17 in Hong Kong. Competition for qualified personnel in the semiconductor, software and the PC industry in general is intense in Silicon Valley where we are located. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 2. Properties

     We lease a building of approximately 34,000 square feet on 1090 East Arques Avenue in Sunnyvale, California, pursuant to a lease which expires in June 2006. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. We lease office space for a sales office in Houston, Texas. This sales office totals approximately 500 square feet. Our other leases include a 6,000 square foot office in Kwun Tong, China, for the Hong Kong branch office of the Trident Far East subsidiary, a 9,000 square foot sales office in Taipei, Taiwan, a 14,000 square foot research and development facility in Hsinchu, Taiwan, a 4,000 square foot sales office in Shenzhen, China; a 36,000 square foot research and development facility in Shanghai, China, and a 1,000 square foot sales office in Beijing, China.

Item 3. Legal Proceedings

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against us. On February 1, 2001, the Court granted summary judgment in favor of us that we did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. We expect the Court to enter judgment in our favor. NeoMagic has appealed the summary judgment on its infringement claims but we believe the appeal is premature. We expect to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before our antitrust counterclaim is resolved in the trial court. We asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, we moved to lift the stay on our antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, we filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that our antitrust counterclaim remains pending. On June 15, 2001, we filed our opposition appeal brief and renewed our request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify our summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was our motion to lift the stay on our antitrust counterclaim so we could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of us. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. In the meantime, Magistrate Judge Thynge has agreed to hear new cross-motions for summary judgment, probably in November. We continue to take discovery in the district court on our antitrust counterclaim.

     On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that we infringed a patent issued in March 2000 that is related to the two patents at issue in the first case. NeoMagic is seeking a permanent injunction, damages, including enhanced damages, pre-judgment and post-judgment interest, costs and attorney fees. This case was stayed pending resolution of the first case, and was dismissed without prejudice in August, 2002 by stipulation of the Parties.

     In January 2001, FIC Corporation’s motion to add us as a third-party defendant in a patent infringement case brought against FIC by Intel Corporation in the U.S. District Court, Northern District of California was denied. FIC had attempted to add us as a third-party defendant because we allegedly supplied to FIC the devices which Intel claims infringe its patents. FIC then demanded that we assume FIC’s defense in the Intel action, which demand we rejected. FIC settled its case with Intel and renewed its demand in March 2001, that we reimburse it for its costs of defense. We rejected this demand, and FIC has threatened to file suit against us seeking recovery of its costs of defense. Given the nature of litigation and inherent uncertainties associated with litigation, management cannot predict with certainty whether FIC will bring suit or the ultimate outcome of any such litigation.

     On April 26, 2001, we filed a lawsuit against VIA Technologies, Inc. We alleged that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate our trade secrets about products in development. We further alleged that the corporate and individual defendants used our confidential information to systematically recruit key engineers away from us as part of a scheme to gain a competitive advantage by undermining our product development and design win capabilities. We also alleged that VIA and S3 Graphics may be planning to use our trade secrets to unfairly compete against us. We requested both legal and equitable relief. The parties have settled their disputes. As part of that settlement, the action was dismissed.

     On May 4, 2001, VIA Technologies, Inc. sued us in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of our agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets we allegedly ordered but did not pay for. On May 29, 2001, we answered and counterclaimed, asserting claims for breach of the same agreements, interference with our relationships with our customers, and related claims. On July 9, 2001, we moved for a preliminary injunction to require VIA to satisfy its agreements with us. At the August 13, 2001 scheduled hearing on our motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but we nevertheless withdrew our motion for preliminary injunction. Extensive discovery was undertaken, following which the case was settled on May 24, 2002.

     Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Executive Officers of the Registrant

     As of June 30, 2002, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position	Employed Since

Frank C. Lin	57	President, Chief Executive Officer and Chairman of the Board	1987

Jung-Herng Chang, Ph.D.	46	Senior Vice President, Engineering	1992

Peter Jen	56	Senior Vice President, Asia Operations and Chief Accounting Officer	1988

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

     Dr. Chang joined the Company in July 1992. He was appointed to his present position in January 1998. He was appointed Vice President, Engineering in July 1994, and served as Chief Technical Officer from July 1992 through June 1994. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc. From September 1985 through September 1988, he was a research member at IBM’s Thomas J. Watson Research Center. Dr. Chang holds a Ph.D. in Computer Science and a M.S. in Electrical Engineering and Computer Science from the University of California, Berkeley, and a B.S. in Electrical Engineering from the National Taiwan University.

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

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The Company’s stock has been traded on the NASDAQ National Market since the Company’s initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the quarterly high and low sales prices for the Company’s common stock as reported by NASDAQ:

Year Ended June 30,	High	Low

2001
First Quarter	$12.063	$8.000
Second Quarter	9.625	4.125
Third Quarter	8.000	3.844
Fourth Quarter	5.700	3.760
2002
First Quarter	$7.750	$3.600
Second Quarter	7.970	4.150
Third Quarter	8.230	6.100
Fourth Quarter	8.560	7.950

     As of June 30, 2002, there were approximately 115 registered holders of record of the Company’s common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected and Supplementary Financial Data

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended June 30,

(in thousands, except per share data)	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$105,766	$128,226	$122,682	$89,255	$113,002
Income (loss) from operations	(13,006)	2,394	(4,206)	(14,251)	(9,520)
Net income (loss)	(35,651)	(43,640)	68,107	(12,195)	(5,106)
Basic income (loss) per share	(2.66)	(3.33)	5.07	(0.94)	(0.39)
Diluted income (loss) per share	(2.66)	(3.33)	4.43	(0.94)	(0.39)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$84,018	$79,385	$149,706	$32,469	$36,886
Working capital	73,802	79,191	115,211	37,498	47,881
Total assets	118,524	147,419	222,376	110,910	118,427
Long-term debt, less current portion	—	—	46	82	350
Total stockholders’ equity	90,656	105,366	155,961	93,381	104,891

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

	FISCAL 2002 QUARTER ENDED

(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30

Revenues	$21,009	$28,839	$30,178	$25,740
Gross profit	4,963	6,239	5,655	5,939
Loss from operations	(3,737)	(2,622)	(3,680)	(2,967)
Net loss	(2,032)	(2,076)	(3,334)	(28,209)
Net loss per share — basic and diluted	(0.15)	(0.15)	(0.25)	(2.12)

	FISCAL 2001 QUARTER ENDED

(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30

Revenues	$32,393	$24,724	$35,052	$36,057
Gross profit	9,369	5,010	15,111	9,390
Income (loss) from operations	463	(3,212)	4,982	161
Net income (loss)	2,367	(50,646)	4,105	534
Basic income (loss) per share	0.18	(3.87)	0.32	0.04
Diluted income (loss) per share	0.17	(3.87)	0.29	0.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Business

     We design, develop and market very large scale integrated circuits (“IC”) for videographics, multi-media and digitally processed television products for the desktop and notebook personal computer (“PC”) and consumer television market. Our graphics and video controllers typically are sold with software drivers, a BIOS (basic input/output system) and related system integration support. Our strategy is to apply our design expertise, which helped us succeed in the market for Super Video Graphics Array (“SVGA”) graphics controllers and Graphical User Interface (“GUI”) accelerators, to other high volume graphics, multimedia and digitally processed television markets for the general mass public, acceleration of Digital Versatile Disc (“DVD”) based live-video playback, and three-dimensional (“3D”) display for game and entertainment application markets.

Critical Accounting Policies, Judgments and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

     We hold minority interests in companies having operations or technology in areas within our strategic focus, four of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

     The following table sets forth the percentages that consolidated statement of operations items are to revenues for the years ended June 30, 2002, 2001 and 2000:

	Year ended June 30,

	2002	2001	2000

Revenues	100%	100%	100%
Cost of revenues	78	70	67

Gross margin	22	30	33
Research and development	21	15	22
Selling, general and administrative	13	13	14

Income (loss) from operations	(12)	2	(3)
Gain (loss) on investments, net	(41)	(61)	94
Interest income, net	1	2	1

Income (loss) before income taxes	(52)	(57)	92
Provision (benefit) for income taxes	(19)	(23)	36

Net income (loss)	(33)	(34)	56

Revenues

     The sales of PCs have slowed in recent periods. Our revenues have declined in fiscal year 2002, and we cannot predict when or if this slowdown will be reversed. Any significant revenue growth in graphics revenue depends to a substantial extent on an improvement in the PC market. Net product sales decreased in fiscal 2002 to $105.8 million, or 11.1%, from $119.0 million reported in fiscal 2001. The decrease in net product sales was primarily due to the decrease in unit volume shipments of desktop and notebook products in fiscal 2002. Sales of notebook products of $89.4 million were approximately 85% of total revenues in fiscal 2002 as compared to $102.3 million or 80% of total revenues in fiscal 2001. Sales of GUI desktop products were approximately $2.6 million or 2% of total revenues in fiscal 2002 as compared to approximately $8.7 million or 7% in fiscal 2001. Sales of digitally processed television products represented approximately $6.2 million or 6% of total revenues in fiscal 2002 as compared to approximately $2.8 million or 2% in fiscal 2001.

     Total revenues in fiscal 2001 increased to $128.2 million, or 4%, from $122.7 million reported in fiscal 2000. Net product sales increased in fiscal 2001 to $119.0 million, or 1%, from $117.7 million reported in fiscal 2000. The increase in net product sales was primarily due to an increase in unit volume shipments of notebook products having higher average selling prices. Royalty and license revenue increased to $9.3 million in fiscal 2001 from $5.0 million in fiscal 2000 resulting primarily from a final payment from VIA in settlement of our litigation against VIA for products sold prior to March 31, 2000. We did not recognize the royalties in earnings until the quarter ended December 31, 2000 when the disputes were settled and the collectibility was assured. Sales of notebook products of $102.3 million were approximately 80% of total revenues in fiscal 2001 as compared to $91.9 million or 75% of total revenues in fiscal 2000. Sales of GUI desktop products were approximately $8.7 million or 7% of total revenues in fiscal 2001 as compared to approximately $21.9 million or 18% in fiscal 2000.

     We design products with the goal of filling the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers. Sales to Asian customers, primarily in Japan and Taiwan, accounted for 99% of net sales in fiscal 2002. Sales to Asian customers, primarily in Hong Kong, Taiwan, Japan, the Philippines, Thailand and Singapore, accounted for 99% of net sales in fiscal 2001. Sales to Asian customers, primarily in Hong Kong, Taiwan, Korea, Japan, and Singapore accounted for 99% of net sales in fiscal 2000. Sales to one customer, Inno Micro, which is a supplier of Toshiba, accounted for approximately 58% of net sales for fiscal 2002. Sales to three customers, Inno Micro, which is a supplier of Toshiba, and Quanta and Arima, which are suppliers of Compaq, accounted for approximately 23%, 16% and 15% of net sales for fiscal 2001, respectively. Sales to three customers, Compaq, Fujitsu, and Toshiba accounted for approximately 18%, 11%, and 10% of net sales for fiscal 2000, respectively. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. In fiscal year 2002 our sales to distributors were negligible. Sales to distributors represented 30% and 6% of net sales during the fiscal years ended June 30, 2001 and 2000, respectively.

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

Gross Margin

     Gross margin as a percentage of total revenue decreased to 22% in fiscal 2002 from 30% in fiscal 2001. The 8% decrease was primarily due to an increase in the cost of production of notebook chips. Gross margin as a percentage of total revenue decreased to 30% in fiscal 2001 from 33% in fiscal 2000. Excluding the royalty and license revenue, our gross margin decreased to 25% in fiscal 2001 from 30% in fiscal 2000. The 5% decrease was primarily due to an increase in the cost of the production of notebook chips.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products often with additional functionality which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs. Our revenues are substantially dependent on significant sales of the XP4 and increases in sales of PCs in general. Without those, we do not expect our revenues to increase. We currently do not expect revenues to increase over the next two quarters, and we expect to incur losses over those quarters.

Research and Development

     Research and development expenses increased to $22.2 million in fiscal 2002 from $20.0 million in fiscal

2001, and decreased from $27.6 million in fiscal 2000. Research and development expenses as a percentage of net sales were 21%, 15% and 22% in fiscal 2002, 2001 and 2000, respectively. The increase in the amount spent in fiscal 2002 was primarily the result of increased headcount relating to our efforts in developing advanced graphic and digitally processed television products such as our newest graphic chip the XP4™ and our digitally processed television chip DPTV™-3D.

     We are in the process of developing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea and Taiwan. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $13.6 million in fiscal 2002 from $16.5 million in fiscal 2001 and decreased from $16.9 million in fiscal 2000. Selling, general and administrative expenses as a percentage of revenues were 13%, 13% and 14% in fiscal 2002, 2001 and 2000, respectively. Selling expenses were $8.5 million in fiscal 2002 as compared to $7.9 million and $9.7 million in fiscal 2001 and 2000, respectively. General and administrative expenses were $5.1 million in fiscal 2002 as compared to $8.6 million and $7.2 million in fiscal 2001 and 2000, respectively. Selling costs increased in fiscal 2002 due to higher sales representative commissions for our integrated notebook products. Selling costs declined in fiscal 2001 and fiscal 2000 due to a decline in headcount and sales representative commissions. General and administrative expenses decreased in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in legal expenses. General and administrative expenses increased in fiscal 2001 compared to fiscal 2000 primarily due to an increase in headcount of administrative personnel.

Interest Income, Net

     The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents balances and the prevailing interest rates. Net interest income decreased to $486,000 in fiscal 2002 from $1.7 million in fiscal 2001 due to lower cash balances and declining interest rates in money market accounts. Net interest income decreased to $1.7 million in fiscal 2001 from $2.0 million in fiscal 2000 due to lower cash balances in higher yielding money market accounts.

Provision/benefit for Income Taxes

     The benefit of income taxes amounted to $19.6 million and $30.1 million for the fiscal years ended June 30, 2002 and 2001, respectively. In both years, the income tax benefit was primarily due to the reversal of deferred tax liabilities as a result of the write-downs of our investment in United Microelectronics Corporation (“UMC”). The provision for income taxes amounted to $44.7 million for the fiscal year ended June 30, 2000, due primarily to the deferred tax provision for the unrealized capital gain in the investments in UMC.

Gain (loss) on investments, net

     On January 3, 2000, UMC acquired United Integrated Circuits Corporation (“UICC”), a company in which we had previously made an investment. We recorded a pre-tax gain of $117 million as a nonoperating gain in investment in our statement of operations during the year ended June 30, 2000. The gain represents the difference between the cost of our previous investment in UICC and the quoted market value of the UMC shares listed on the Taiwan Stock Exchange as of the date UMC acquired UICC. As of June 30, 2002, we owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off against earnings as an impairment loss on investments in accordance with Statements of Financial Accounting (“SFAS”) No. 115 and Accounting Principles Board Opinion (“APB”) No. 18. See Part IV, Item 14, Note 4 to the Consolidated Financial Statements for discussion of this investment and the related losses.

     During the fiscal year ended June 30, 2002, we also recognized net impairment loss on investments other than UMC totaling $2.7 million as follows (in thousands):

ADSL company	$270
Communications company	66
Broadband communications company	750
Voice over DSL communications company	850
Optical networking company	349
Broadband server technology company	275
Venture capital funds	743
System design software company	(568)

Net loss	$2,735

     During the three months ended June 30, 2002, we recognized a gain on investment of $568,000 resulting from the acquisition by a public company of a software design company in which we had invested $250,000. See Part IV, Item 14, Note 5 to the Consolidated Financial Statements for discussion of these investments and the related losses.

Liquidity and Capital Resources

     As of June 30, 2002, our principal sources of liquidity included cash and cash equivalents of $21.2 million, decreased from $26.7 million at June 30, 2001. In fiscal year 2002, $4.1 million of cash was used by operations, as opposed to fiscal year 2001, during which $607,000 of cash was provided by operations. The cash used by operations was primarily due to the operating loss and decrease in accounts payable, partially offset by a decrease in accounts receivable and inventories.

     Accounts receivable decreased to $4.3 million at June 30, 2002 from $9.2 million at June 30, 2001. The decrease in accounts receivable was primarily due to a decrease in revenues in the fourth quarter. Revenues decreased to $21.0 million in the three months ended June 30, 2002 from $28.8 million in the three months ended March 31, 2002.

     Inventories decreased to $3.2 million at June 30, 2002 from $10.7 million at June 30, 2001 primarily due to the reduction of our orders for product manufacturing during the fiscal year ended June 30, 2002. The decrease is also a result of changing our product mix to integrated notebook products, which are purchased on a just-in-time basis, further lowering our inventory level.

     Accounts payable decreased to $6.7 million at June 30, 2002 from $11.8 million at June 30, 2001. The decrease is mainly a reflection of our continued reduction in purchases during the fiscal year ended June 30, 2002.

     Capital expenditures in fiscal 2002, 2001, and 2000 were $2.7 million, $2.1 million and $1.2 million, respectively. Other significant cash outflows from investing and financing activities for the year ended June 30, 2001 represented the purchases of long-term investments of $6.1 million and treasury stock of $7.7 million.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at June 30, 2002 were as follows (in thousands):

Years ending June 30:

2003	$2,000
2004	1,800
2005	1,500
2006	1,600

Total minimum lease payments	$6,900

     As of June 30, 2002, we had unconditional purchase order commitments of approximately $ 5.0 million for wafers and chipsets.

     On April 13, 2000, our Board of Directors approved an extension to April 30, 2001 of the $20 million stock repurchase program, originally approved in April 1998. During fiscal years 2001, 2000, and 1999, 734,000, 680,000 and 161,500 shares of common stock were repurchased for $7.7 million, $6.2 million, and $0.9 million under this program, respectively.

     In October 1999, our Board of Directors authorized a one-year budget of $20.0 million allowing our President and executive officers to make equity investments in companies, with no more than $3.0 million in any one company or technology. As of June 30, 2002 cumulative purchases of investments totaled $14.7 million. Substantially all of these investments are in private companies developing technologies in areas in which we are focusing.

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

     As of June 30, 2002, the market value of our short-term investment in UMC was $61.7 million. In addition, we held $10.1 million in stock which was not available for resale as it is subject to certain contractual and other restrictions. We acquired the shares we hold in UMC as a result of a transaction we engaged in for the purpose of obtaining additional foundry capacity for our operations. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the UMC shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2002, approximately 12.9 million shares are subject to this lock-up restriction. While we are an operating company and not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

We incurred an operating loss in fiscal 2002.

     We incurred an operating loss of $13.0 million in the fiscal year ended June 30, 2002. Future performance will substantially depend upon numerous factors, such as:

•	whether there is improvement in PC sales, notebook and digital media sales in particular;

•	timely introduction of new products and product enhancements to the marketplace;

•	whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

•	fluctuating price levels for our products.

     We are trying to expedite new product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products such as DPTV-3D™ and XP4™ and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

We have had fluctuations in quarterly results in the past and will continue to do so in the future.

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

To be successful, we must continue to develop new products and to enhance our existing products.

     The graphics controller industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Any return to profitability and long term success in the graphics business will depend on the introduction of successive generations of products in time to meet the design cycles as well as to specifications of PC manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

We currently rely on a few key accounts for a significant portion of our revenue.

     To date, a limited number of customers have accounted for a significant portion of our revenue. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers. Our distributor and customer agreements generally are not exclusive, there is no obligation to renew agreements, and minimum purchases are generally not required. The significant terms of our agreements with distributors are as follows:

•	The products are shipped by us to a distributor with terms of F.O.B. shipping point, with risk of loss transferring to the distributor upon delivery of the products by us to the common carrier.

•	Payment terms are net 30-days.

•	The distributors return privileges are in the form of stock rotation and warranty and return resulting from functionality and quality issues for one year.

We currently rely on certain international customers for a substantial portion of our revenue.

     Our revenues have historically been generated primarily from Asian customers, particularly customers in Taiwan, and Japan. While we intend to continue our marketing efforts to North American OEMs, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan and China, which are expected to constitute a significant portion of our sales in the future. 62% of our total sales for the year ending June 30, 2002 were indirectly and directly sold to Toshiba. There are a number of risks arising from our international business which could adversely affect future results, including:

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

Intense competition exists in the market for graphics controllers.

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

     The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We are in the process of developing and introducing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a totally balanced design with consideration of not only high performance, but also low cost and low power consumption.

Intense competition exist in the market for digital media products.

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

We are vulnerable to undetected product problems.

     Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. We have experienced such errors in the past, and we cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

     In part due to pricing and other pressures in the PC graphics market and in the desktop market in particular, we are developing products for introduction in non-PC markets. However, there can be no assurance that we will be successful in eliminating undetected defects in these new products which may or may not be material.

We rely upon independent foundries to manufacture our products.

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

Our success depends to a significant degree on the continued employment of key personnel.

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

Our success depends in part on our ability to protect our intellectual property rights, which may be difficult.

     The graphics controller market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed a number of lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

We are currently involved in intellectual property infringement claims, and may be involved in others in the future, which can be costly.

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

The California energy crisis could lead to increasing operating expenses.

     We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters facility in Sunnyvale, California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E may face increased electricity prices, power shortages and rolling blackouts. Increased energy prices will increase our operating expenses which will decrease our profits.

Natural disasters could limit our ability to supply products.

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

Future terrorist attacks may affect our business.

     We cannot guarantee that our business will be unaffected by terrorist attacks in the future. The impact and future effects of terrorism are currently uncertain, and we are unable to predict the future impact that terrorist attacks may have on our business and operations, the international markets in which we operate and the global economy in general.

Dilution of shareholders’ interest may occur.

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

     These actions could affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including: difficulties in the assimilation of acquired operations, technologies or products; unanticipated costs associated with the acquisition or investment transaction; adverse effects on existing business relationships with suppliers and customers; risk associated with entering markets in which we have no or limited prior experience; and potential loss of key employees of acquired organizations.

     We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business, operating results and financial condition.

Changes in our business organization could affect our operations.

     On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary is developing the Liquid Crystal Display (“LCD”) panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary is involved in the joint development with us of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. The operations of either of these entities may change, or may be combined with other parts of our overseas operations. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. had total assets equal to $2.6 million and $2.1 million respectively, as of June 30, 2002. We currently own a majority interest in Trident Technologies, Inc. and a 100% interest in Trident Multimedia Technologies (Shanghai) Co. Ltd. The structure and timing of these spin-offs, and the nature of the operations at the time of spin-off will depend on a number of organizational, operational and marketing factors. We have not made all of the decisions necessary to complete these spin-offs, and the spin-offs may not occur in 2003. While we intend to structure the transactions in a manner to enhance our overall operations, the spin-offs will dilute the interests of our shareholders in the operations of the spun off entities and, particularly if the spin-offs do not increase their revenue and profitability, could adversely affect our financial results.

The performance of our equity investments is currently uncertain.

     We maintain an investment portfolio including minority equity investments in several publicly traded companies. Generally, these investments are made to more closely align our interests with those of potential strategic partners. The values of these investments are subject to market price volatility. We have also made investments in a number of privately held companies, many of which are in the early development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past incurred losses on our investments. In the future, we could further lose a portion of or our entire investment in these companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2002, $21.2 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the fiscal year ended June 30, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of June 30, 2002, we had available-for-sale equity investments with a fair market value of $62.8 million including $61.7 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of June 30, 2002 the balance of our long-term equity investments in non-public companies was $8.6 million.

Item 8. Financial Statements and Supplementary Data

     The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2002 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”). Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

     Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS— Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions “INFORMATION ABOUT TRIDENT MICROSYSTEMS— Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)      The following documents are filed as a part of this Form:

1.	Financial Statements:

2.	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits: See Index to Exhibits on page 56. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

     (b)      Reports on Form 8-K:

None

Report of Independent Accountants

To the Board of Directors and Stockholders of
Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
July 23, 2002

Trident Microsystems, Inc.
Consolidated Balance Sheet

	June 30,

(in thousands, except per share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$21,193	$26,677
Short-term investment – UMC	61,672	52,708
Short-term investments – other	1,153	791
Accounts receivable, net	4,284	9,247
Inventories	3,190	10,669
Deferred income taxes	1,247	1,656
Prepaid expenses and other current assets	1,953	3,481

Total current assets	94,692	105,229
Property and equipment, net	4,710	3,559
Investment – UMC	10,063	26,005
Investments – other	8,642	11,996
Other assets	417	630

Total assets	$118,524	$147,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,709	$11,829
Accrued expenses	10,201	13,169
Income taxes payable	3,980	1,040

Total current liabilities	20,890	26,038
Deferred income taxes – non-current	6,338	14,947
Minority interest in subsidiary	640	1,068

Total liabilities	27,868	42,053

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,548 and 15,211 shares issued and outstanding	16	15
Additional paid-in capital	56,303	55,091
Treasury stock, at cost, 1,950 shares	(17,952)	(17,952)
Retained earnings	39,345	74,996
Accumulated other comprehensive income (loss)	12,944	(6,784)

Total stockholders’ equity	90,656	105,366

Total liabilities and stockholders’ equity	$118,524	$147,419

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Operations

	Year Ended June 30,

(in thousands, except per share data)	2002	2001	2000

Revenues
Product sales	$105,766	$118,959	$117,682
Royalty and license revenue	—	9,267	5,000

	105,766	128,226	122,682
Cost of revenues	82,970	89,346	82,434

Gross profit	22,796	38,880	40,248
Research and development expenses	22,218	20,031	27,555
Selling, general and administrative expenses	13,584	16,455	16,899

Income (loss) from operations	(13,006)	2,394	(4,206)
Gain (loss) on investments	(42,715)	(77,808)	114,984
Interest income, net	486	1,712	2,046

Income (loss) before provision for income taxes	(55,235)	(73,702)	112,824
Provision (benefit) for income taxes	(19,584)	(30,062)	44,717

Net income (loss)	$(35,651)	$(43,640)	$68,107

Basic income (loss) per share	$(2.66)	$(3.33)	$5.07

Shares used in computing basic per share amounts	13,419	13,087	13,423

Diluted income (loss) per share	$(2.66)	$(3.33)	$4.43

Shares used in computing diluted per share amounts	13,419	13,087	15,360

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Stockholders’ Equity

						Accumulated
		Common	Additional			Other
		Stock	Paid-in	Treasury	Retained	Comprehensive	Total	Comprehensive
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Income (Loss)

Balance at June 30, 1999	13,566	$14	$46,963	$(4,125)	$50,529	$–	$93,381
Issuance of common stock	913	–	5,277	–	–	–	5,277
Purchase of treasury stock	–	–	–	(6,156)	–	–	(6,156)
Unrealized loss on short-term investments	–	–	–	–	–	(4,648)	(4,648)	$(4,648)
Net income	–	–	–	–	68,107	–	68,107	68,107

Comprehensive income								$63,459

Balance at June 30, 2000	14,479	14	52,240	(10,281)	118,636	(4,648)	155,961
Issuance of common stock	732	1	2,851	–	–	–	2,852
Purchase of treasury stock	–	–	–	(7,671)	–	–	(7,671)
Unrealized loss on short-term investments	–	–	–	–	–	(2,136)	(2,136)	$(2,136)
Net loss	–	–	–	–	(43,640)	–	(43,640)	(43,640)

Comprehensive loss								$(45,776)

Balance at June 30, 2001	15,211	15	55,091	(17,952)	74,996	(6,784)	105,366
Issuance of common stock	337	1	1,212	–	–	–	1,213
Unrealized loss on short-term investments	–	–	–	–	–	19,728	19,728	$19,728
Net loss	–	–	–	–	(35,651)	–	(35,651)	(35,651)

Comprehensive loss								$(15,923)

Balance at June 30, 2002	15,548	$16	$56,303	$(17,952)	$39,345	$12,944	$90,656

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Cash Flows

	Year Ended June 30,

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(35,651)	$(43,640)	$68,107
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,551	2,397	3,418
Provision for doubtful accounts and sales returns	692	311	430
Loss (gain) on investments, net	42,715	77,808	(114,984)
Deferred income taxes, net	(21,351)	(28,946)	41,312
Changes in assets and liabilities:
Accounts receivable	4,271	(3,466)	4,507
Inventories	7,479	(7,293)	1,305
Prepaid expenses and other current assets	1,524	(1,259)	2,194
Other assets	213	304	(21)
Accounts payable	(5,120)	4,505	1,057
Accrued expenses	(2,945)	630	5,355
Income taxes payable	2,940	(556)	3,401
Minority interest in subsidiary	(428)	(188)	1,069

Net cash provided by (used in) operating activities	(4,110)	607	17,150

Cash flows from investing activities:
Sales of long-term investments	650	—	—
Purchases of property and equipment	(2,702)	(2,055)	(1,206)
Purchases of long-term investments	(503)	(6,059)	(8,096)

Net cash used in investing activities	(2,555)	(8,114)	(9,302)

Cash flows from financing activities:
Issuance of common stock	1,213	2,852	5,277
Principal repayments of capital leases	(32)	(38)	(397)
Purchase of treasury stock	—	(7,671)	(6,156)

Net cash provided by (used in) financing activities	1,181	(4,857)	(1,276)

Net increase (decrease) in cash and cash equivalents	(5,484)	(12,364)	6,572
Cash and cash equivalents at beginning of year	26,677	39,041	32,469

Cash and cash equivalents at end of year	$21,193	$26,677	$39,041

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

The Company
Trident Microsystems, Inc. (the “Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market.

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

Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments in money market accounts and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase. The Company classifies its short-term investments as available-for-sale. Such investments are recorded at fair value based on quoted market prices; unrealized gains and losses which are considered to be temporary are recorded as other comprehensive income or loss. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an investment has suffered impairment that is other-than-temporary, the impairment is written off against earnings.

Other Financial Instruments. In addition to cash equivalents and short-term investments, the Company’s financial instruments include accounts receivable and accounts payable, which are carried at cost. This approximates the fair value because of the short-term maturity of these instruments.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).

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

Investments. Equity investments of less than 20% in which the Company does not have the ability to exert significant influence are accounted for using the cost method. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded in the statement of operations.

Revenue Recognition. Revenue from product sales is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Provision is made for expected future sales returns and allowances when revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. The Company grants certain distributors limited rights of

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

return and price protection on unsold products. Product revenue on shipments to distributors with such rights is deferred until the products are shipped to end customers by the distributors.

The Company’s license revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determined, and the collectibility is reasonably assured. The Company’s license revenue does not require significant production, modification or customization of software. Royalty revenue is recognized when the Company is informed that the related products have been sold provided that collectibility is assured.

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

Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Foreign Currency Transactions. The functional currency of the Company’s operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign transaction gains and losses were not material for each period presented.

Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

Comprehensive income/loss. The unrealized gains and losses on marketable equity securities are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income/loss.”

Recent Accounting Pronouncements In June 2001, the Financial Accounting Standards Board (“FASB”) issued two Statements: Statement No. 141 — Business Combinations; and Statement No. 142 — Goodwill and Other Intangible Assets. These statements:

•	Prohibit use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

•	Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized.

•	Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is generally a level lower than that of the total entity.

•	Require that a benchmark assessment of goodwill be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired.

The adoption of these statements did not have a material effect on the Company’s Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued SFAS No.144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, Reporting The Results of Operation —Reporting The Effect of Disposal of a segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted SFAS No. 144 as of the beginning of fiscal 2003. The adoption of the standard did not have a material effect on the Company’s Consolidated Financial Statements.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

2.	Balance Sheet Components

	June 30,

(in thousands)	2002	2001

Accounts receivable, net:
Trade accounts receivable	$6,386	$10,657
Less: allowance for doubtful accounts and sales returns	(2,102)	(1,410)

	$4,284	$9,247

Inventories:
Work in process	$585	$5,867
Finished goods	2,605	4,802

	$3,190	$10,669

Property and equipment, net:
Machinery and equipment	$12,140	$15,866
Furniture and fixtures	1,644	1,744
Leasehold improvements	944	1,110

	14,728	18,720
Less: accumulated depreciation and amortization	(10,018)	(15,161)

	$4,710	$3,559

Accrued expenses:
Compensation accruals	$2,670	$2,376
Professional fee accruals	1,456	2,168
Sales rebate accruals	784	1,301
Nonrecurring engineering charges	654	1,471
Dealer commission accruals	512	771
Other	4,125	5,082

	$10,201	$13,169

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

3.	Net Income (Loss) Per Share

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Year Ended June 30,

(in thousands, except per share data)	2002	2001	2000

Basic Net Income (Loss) per Share
Net income (loss)	$(35,651)	$(43,640)	$68,107
Weighted average common shares	13,419	13,087	13,423
Basic net income (loss) per share	$(2.66)	$(3.33)	$5.07

Diluted Net Income (Loss) per Share
Net income (loss)	$(35,651)	$(43,640)	$68,107
Weighted average common shares	13,419	13,087	13,423
Dilutive common stock equivalents	–	–	1,937

Weighted average common shares and equivalents	13,419	13,087	15,360
Diluted net income (loss) per share	$(2.66)	$(3.33)	$4.43

Common stock equivalents not included in the calculation because they are antidilutive	973	999	–

4.	Investment in UMC

In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by the Company from January 3, 2000 to June 30, 2002 was the increase resulting from the stock dividends. As of June 30, 2002, the Company owned approximately 64.2 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

On January 3, 2000, the Company recognized a pre-tax gain of $117.0 million upon the receipt of UMC shares in exchange for the UICC shares. In the quarter ended March 31, 2001, based on the decline of UMC’s stock price, the decline in stock prices of publicly traded semiconductor companies and the unfavorable outlook regarding the demand and operating environment of the semiconductor industry, the Company concluded that the decline in the investment value in UMC had become other-than-temporary. Accordingly, the difference of $76.4 million between the carrying value on January 3, 2000 and the quoted fair value on March 31, 2001 was written off and included in earnings as impairment loss on investments in accordance with SFAS No. 115 and APB No. 18 for the short-term and long-term portions of investments, respectively.

In the quarter ended September 30, 2001, the Company concluded that due to a substantial decline in the market value of UMC’s stock price from March 31, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, the decline in the investment value in UMC had become other-than-temporary. Accordingly, the

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

difference of $40.0 million between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off against earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively.

Due to an increase in the market value of UMC’s stock price from October 1, 2001 to June 30, 2002, an unrealized gain of $13.0 million was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $13.0 million is equal to a $21.6 million increase in market value of our short-term investment in UMC from October 1, 2001 to June 30, 2002, less deferred income taxes of $8.6 million relating to the unrealized gain.

In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. During the three months ended March 31, 2002, approximately 3.2 million shares with a carrying value of $2.5 million became available for sale upon the expiration of the lock up period, and they were transferred from the long-term to the short-term accordingly. As of June 30, 2002, approximately 12.9 million shares with a carrying value of $10.1 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 51.3 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $61.7 million as of June 30, 2002. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

5.	Investments in other companies

During the fiscal year ended June 30, 2002, the Company also recognized net impairment loss on investments other than UMC totaling $2.7 million as follows (in thousands):

ADSL company	$270
Communications company	66
Broadband communications company	750
Voice over DSL communications company	850
Optical networking company	349
Broadband server technology company	275
Venture capital funds	743
System design software company	(568)

Net loss	$2,735

In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company’s initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001, due to decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the ADSL company’s stock price from October 1, 2001 to June 30, 2002, an unrealized gain of $83,000 was recorded in equity as “other comprehensive income.” The net gain of $83,000 is equal to a $139,000 increase in market value of the short-term investment from October 1, 2001 to June 30, 2002, less deferred taxes relating to the unrealized loss of $55,000.

In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the continued deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to a decrease in the market value of the communications company’s stock price from October 1, 2001 to June 30, 2002, an unrealized loss of $13,000 was recorded in equity as “other comprehensive loss.” The net loss of $13,000 is equal to a $21,000 decrease in market value of the short-term investment from October 1, 2001 to June 30, 2002, less deferred tax benefits relating to the unrealized loss of $8,000.

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

In June 2000, the Company invested $500,000 in a private company engaged in fiber optic technology. In the quarter ended June 30, 2002, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of the shares and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $349,000 of the investment was written off against earnings in accordance with APB No. 18.

In March 2000, the Company invested $550,000 in a private company engaged in broadband server technology. In the quarter ended June 30, 2002, the Company determined that the product outlook and future cash position for this company was unfavorable. Therefore, the Company assessed the estimated fair value of the investment held and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $275,000 of the investment was written off against earnings in accordance with APB No. 18.

From December 1999 to September 2000, the Company invested a total of $2,900,000 in several venture capital funds. In the quarter ended June 30, 2002, substantial losses were recorded by the funds. Accordingly, the Company recorded an other-than-temporary impairment of $743,000.

In May 2000, the Company invested $250,000 in a private system design software company. This company

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

was acquired by a publicly traded design software company during May 2002. The acquisition resulted in the Company receiving shares of the acquiring company which had fair value in excess of the original investment. Therefore, a gain of $568,000 was recorded in the quarter ended June 30, 2002. Subsequent to the acquisition, and prior to June 30, 2002, the fair value of the acquiring company’s stock decreased, resulting in an unrealized loss of $99,000 which was recorded in equity as “other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The net loss of $99,000 is equal to a $165,000 decrease in market value of the short-term investment on June 30, 2002, less deferred taxes relating to the unrealized loss of $66,000.

6.	Comprehensive Income (Loss)

Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of June 30, 2002 and 2001 are as follows (in thousands):

	June 30,

	2002	2001

Unrealized gain (loss) on short-term investments:
UMC	$12,973	$(6,827)
Other	(29)	43

Total	$12,944	$(6,784)

7.	Other current assets

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

8.	Income Taxes

The components of income (loss) before taxes are as follows:

	Year Ended June 30,

(in thousands)	2002	2001	2000

Income (loss) subject to domestic income taxes only	$(43,515)	$(79,970)	$116,435
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	(11,720)	6,268	(3,611)

	$(55,235)	$(73,702)	$112,824

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,

(in thousands)	2002	2001	2000

Current:
Federal	$(6,722)	–	$2,645
State	(762)	–	454
Foreign	–	309	306

	(7,484)	309	3,405

Deferred:
Federal	(9,624)	(26,136)	35,266
State	(2,476)	(4,235)	6,046

	(12,100)	(30,371)	41,312

	$(19,584)	$(30,062)	$44,717

The deferred tax assets (liabilities) are comprised of the following:

	June 30,

(in thousands)	2002	2001

Deferred tax assets:
Reserves and accruals	$1,246	$1,656
Research and development credits	7,686	5,819
Net operating losses	1,851	3,769
Other	250	1,111

Deferred tax assets	11,033	12,355
Deferred tax liabilities:
Capital gains not recognized for tax	(8,978)	(13,440)
Unremitted earnings of foreign subsidiaries	(7,146)	(12,206)

	(5,091)	(13,291)

Presented as:
Deferred tax assets — current	$1,247	$1,656
Deterred tax liabilities — long-term	(6,338)	(14,947)

	$(5,091)	$(13,291)

As of June 30, 2002, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $5.1 million and $1.5 million, respectively. Federal net operating losses will begin to expire in fiscal year ending 2020 and state net operating losses will begin to expire in fiscal year ending 2003. Federal and state tax-credit carryforwards were $5.5 million and $2.1 million, respectively. These credits will begin to expire in fiscal year ending 2013 and fiscal year ending 2009, respectively.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year ended June 30,

	2002	2001	2000

Federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal tax benefit	(5.9)	(5.7)	5.0
Research and development credit	(2.5)	(2.0)	(1.3)
Unbenefited foreign losses	7.9	0.2	5.8
Valuation allowance	–	–	(4.8)
Other	–	1.7	(0.1)

Effective income tax rate	(35.5)%	(40.8)%	39.6%

The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary’s undistributed earnings as of June 30, 2002.

9.	Stock-Based Compensation

Stock Purchase Plans. In October 1998, the Board of Directors of the Company (the “Board”) adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company’s common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee’s compensation. The purchase price per share at which the shares of the Company’s common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal years 2002, 2001 and 2000, 100,000, 114,000 and 178,000 shares were issued under the 1998 Employee Stock Purchase Plan, respectively. During fiscal year 1999, 144,000 shares were issued under the 1992 Employee Stock Purchase Plan.

Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2002, shares of common stock reserved for issuance upon exercise of the stock options aggregated 8,765,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the option activities for the years ended June 30, 2000, 2001 and 2002:

	Options	Options	Weighted Average	Outstanding
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option

Balance at June 30, 1999	369	4,869		$1.05-$34.38
Options granted	(256)	256	$8.07	$7.50-$14.25
Options exercised	–	(734)	$3.54	$2.63-$8.63
Options canceled	675	(675)	$3.96	$1.55-$13.31

Balance at June 30, 2000	788	3,716		$1.05-$34.38
Additional shares reserved	600	–
Options granted	(1,015)	1,015	$4.71	$4.28-$8.00
Options exercised	–	(617)	$3.57	$2.63-$6.50
Options canceled	887	(887)	$4.82	$2.63-$20.50

Balance at June 30, 2001	1,260	3,227		$1.05-$34.38
Additional shares reserved	1,110	–
Options granted	(937)	937	$4.59	$3.87-$7.75
Options exercised	–	(237)	$3.29	$1.05-$5.50
Options canceled	102	(102)	$4.52	$3.06-$5.89

Balance at June 30, 2002	1,535	3,825		$2.63-$34.38

At June 30, 2002, 2001 and 2000, options for 2,196,000, 1,806,000, and 1,789,000 shares of common stock were vested but not exercised, respectively. In October 1998, the Company canceled 3,643,000 outstanding options with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2002:

Options Outstanding				Options Exercisable
(in thousands except per share data)				(in thds except per share data)

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.63 - $3.38	208	6.3	$3.10	183	$3.14
$3.50 - $3.50	1,234	6.3	$3.50	1,196	$3.50
$3.87 - $4.31	1,329	8.3	$4.16	396	$4.24
$4.37 - $6.30	780	8.3	$5.07	207	$5.41
$6.86 - $34.38	274	6.9	$10.21	214	$10.97

$2.63 - $34.38	3,825	7.5	$4.51	2,196	$4.51

Fair Value Disclosures

Had compensation cost for the Company’s stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as follows:

	Year Ended June 30,

(in thousands except per share data)	2002	2001	2000

Net income (loss):
As reported	$(35,651)	$(43,640)	$68,107

Pro forma	$(37,906)	$(46,314)	$62,740

Net income (loss) per share:
As reported:
Basic	$(2.66)	$(3.33)	$5.07

Diluted	$(2.66)	$(3.33)	$4.43

Pro forma:
Basic	$(2.82)	$(3.54)	$4.67

Diluted	$(2.82)	$(3.54)	$4.08

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 1999, respectively:

	Year Ended June 30,

	2002	2001	2000

Stock Options Plans
Expected dividend yield	–	–	–
Expected stock price volatility	90%	80%	65%
Risk-free interest rate	3.92% - 4.97%	4.63% - 5.85%	6.02% - 6.51%
Expected life (years)	5	5	5
Stock Purchase Plan
Expected dividend yield	–	–	–
Expected stock price volatility	80% - 92%	71% - 82%	58% - 67%
Risk-free interest rate	4.09% - 5.44%	4.38% - 5.37%	6.37% - 7.06%
Expected life (years)	0.5	0.5	0.5

Weighted average fair value of options granted were $3.26, $3.13 and $4.85 for fiscal years 2002, 2001 and 2000, respectively.

Stock Repurchases. There were no stock repurchases during fiscal year 2002. During fiscal years 2001 and 2000, 734,000 and 680,000 shares of common stock were repurchased for $7.7 million and $6.2 million, respectively.

10.	Preferred Rights Agreement

On July 24, 1998, the Board adopted a Preferred Shares Rights Agreement (“Agreement”) and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right (“Right”) for each common share outstanding of the Company on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $50.00 and expire on July 23, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

11.	Segment Information

The Company has two reportable segments: videographics and the digital media segment. The majority of the Company’s revenues and operating loss was attributed to the videographics segment. For fiscal years ended June 30, 2002 and 2001, the digital media segment accounted for $6,222,000 and $2,788,000 in revenues, respectively. As a percentage of revenues, for fiscal years ended June 30, 2002 and 2001, the digital media segment accounted for 6% and 2%, respectively. The digital media segment accounted for $3,924,000 in operating loss for the fiscal year ended June 30, 2002. At June 30, 2002 and 2001, the assets attributed to the digital media segment were negligible.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	Hong Kong	China	Others	Consolidated

Fiscal Year 2002:
Product sales	$347	$30,880	$61,550	$4,267	$2,483	$6,239	$105,766
Long-lived assets	2,339	499	–	15	1,857	–	4,710
Fiscal Year 2001:
Product sales	$387	$61,029	$35,659	$6,809	$986	$14,089	$118,959
Long-lived assets	1,106	677	–	50	1,726	–	3,559
Fiscal Year 2000:
Product sales	$1,217	$51,484	$33,008	$9,578	$2	$22,393	$117,682
Long-lived assets	2,172	494	–	10	1,225	–	3,901

Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

12.	Commitments and Concentration of Sales and Credit Risk

Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2006. Rental expense for the years ended June 30, 2002, 2001 and 2000 was $2.5 million, $2.2 million and $2.8 million, respectively. Future minimum lease payments under non-cancelable operating leases at June 30, 2002 were as follows (in thousands):

Years ending June 30:

2003	$2,000
2004	1,800
2005	1,500
2006	1,600

Total minimum lease payments	$6,900

Concentration of Sales and Credit Risks. Product sales to one customer, Inno Micro, a supplier of Toshiba, accounted for 58% of product sales for the fiscal year ended June 30, 2002. Product sales to three customers, Inno Micro, which is a supplier of Toshiba, Quanta and Arima, which are suppliers of Compaq, accounted for approximately 23%, 16% and 15% of product sales for the fiscal year ended June 30, 2001, respectively. In the fiscal year ended June 30, 2000, product sales to three customers, Compaq, Fujitsu and Toshiba accounted for 18%, 11%, and 10% of product sales, respectively.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

principally of cash and cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents primarily in market rate accounts. The Company offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

13.	Contingencies

On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. In the meantime, Magistrate Judge Thynge has agreed to hear new cross-motions for summary judgment, probably in November. The Company continues to take discovery in the district court on its antitrust counterclaim.

On May 26, 2000, NeoMagic filed a second patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting that the Company infringes a patent issued in March 2000 that is related to the two patents at issue in the first case. NeoMagic is seeking a permanent injunction, damages, including enhanced damages, pre-judgment and post-judgment interest, costs and attorney fees. This case was stayed pending resolution of the first case, and was dismissed without prejudice in August, 2002 by stipulation of the Parties.

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

On April 26, 2001, the Company filed a lawsuit against VIA Technologies, Inc. The Company alleged that VIA and S3 Graphics, together with former Company engineering senior managers, conspired to misappropriate the Company’s trade secrets about products in development. The Company further alleged that the corporate and individual defendants used the Company’s confidential information to systematically recruit key engineers away from the Company as part of a scheme to gain a competitive advantage by undermining the Company’s product development and design win capabilities. The Company also alleged that VIA and S3 Graphics may be planning to use the Company’s trade secrets to unfairly compete against the Company. The Company requested both legal and equitable relief. The parties have settled their disputes. As part of that settlement, the action was dismissed.

On May 4, 2001, VIA Technologies, Inc. sued the Company in the U.S. District Court, Northern District of California for breach of contract and related claims arising out of the companies’ agreements with respect to the manufacture and sale of Cbi-1 and Cbi-7 chipsets. The complaint seeks payment in an unspecified amount (but later asserted to be approximately $6.3 million) for 686,675 Cbi-7 chipsets the Company allegedly ordered but did not pay for. On May 29, 2001, the Company answered and counterclaimed, asserting claims for breach of the same agreements, interference with the Company’s relationships with its customers, and related claims. On July 9, 2001, the Company moved for a preliminary injunction to require VIA to satisfy its agreements with the Company. At the August 13, 2001 scheduled hearing on the Company’s motion for preliminary injunction, the Court continued the hearing to September 13 and ordered the parties to mediate their dispute in the interim. The mediation was not successful, but the Company nevertheless withdrew its motion for preliminary injunction. Extensive discovery was undertaken, following which the case was settled on May 24, 2002.

Statements regarding the possible outcome of litigation and our actions are forward looking statements and actual outcomes could vary based upon future developments on the litigation.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Interim Financial Information (Unaudited)

The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 2001 and 2002. See Note 1 to the Consolidated Financial Statements for an explanation of the computation of basic and diluted net income (loss) per share.

	FISCAL 2001 QUARTER ENDED				FISCAL 2002 QUARTER ENDED

(in thousands	September	December	March	June	September	December	March	June
except per share data)	2000	2000	2001	2001	2001	2001	2002	2002

Revenues	$36,057	$35,052	$24,724	$32,393	$25,740	$30,178	$28,839	$21,009
Gross profit	9,390	15,111	5,010	9,369	5,939	5,655	6,239	4,963
Net income (loss)	534	4,105	(50,646)	2,367	(28,209)	(3,334)	(2,076)	(2,032)
Basic net income (loss) per share	$0.04	$0.32	$(3.87)	$0.18	$(2.12)	$(0.25)	$(0.15)	$(0.15)
Diluted net income (loss) per share	$0.04	$0.29	$(3.87)	$0.17	$(2.12)	$(0.25)	$(0.15)	$(0.15)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Frank C. Lin (Frank C. Lin)	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Peter Jen (Peter Jen)	Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Glen M. Antle (Glen M. Antle)	Director

/s/ Yasushi Chikagami (Yasushi Chikagami)	Director

/s/ John Luke (John Luke)	Director

/s/ Millard Phelps (Millard Phelps)	Director

Trident Microsystems, Inc.

CERTIFICATIONS

I, Frank C. Lin, Chief Executive Officer of Trident Microsystems, Inc., the Registrant, do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed this Annual Report on Form 10-K of the Registrant, the “Report.”

(2)  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: September 27, 2002	/s/ FRANK C. LIN

Frank C. Lin Chief Executive Officer

I, Peter Jen, the principal accounting officer of Trident Microsystems, Inc., the Registrant, do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed this Annual Report on Form 10-K of the Registrant, the “Report.”

(2)  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: September 27, 2002	/s/ PETER JEN

Peter Jen Chief Accounting Officer (Principal Accounting Officer)

Trident Microsystems, Inc.

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Page
Exhibit	Description	Number

3.1	Restated Certificate of Incorporation.(1)
3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.(2)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (3)
10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)
10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)
10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)
10.9(*)	Summary description of the Company’s 401(k) plan.(2)
10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)
10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)
10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)
10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)
10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)
10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)
10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan. (6)
21.1	List of Subsidiaries.(7)	57
23.1	Consent of Independent Accountants.(7)	58
24.1	Power of Attorney (7)	54
99.1	Certification of Chief Executive Officer (7)	59
99.2	Certification of Principal Accounting Officer (7)	60

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

(*) Management contracts or compensatory plans or arrangements covering executive officer directors of the Company.