Form 10-Q
period 2002-09-30
TRIDENT MICROSYSTEMS INC
filed 2002-11-14
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2002 was 13,603,855.

TRIDENT MICROSYSTEMS, INC.

INDEX

		Page

Part I: Financial Information
Item 1:	Unaudited Financial Information
	Condensed Consolidated Balance Sheet — September 30, 2002 and June 30, 2002	3
	Condensed Consolidated Statement of Operations for the three months ended September 30, 2002 and 2001	4
	Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2002 and 2001	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4:	Controls and Procedures	28
Part II: Other Information
Item 1:	Legal Proceedings	29
Item 2:	Changes in Securities	Not Applicable
Item 3:	Defaults upon Senior Securities	Not Applicable
Item 4:	Submission of Matters to Vote by Security Holders	Not Applicable
Item 5:	Other Information	Not Applicable
Item 6:	Exhibits and Reports on Form 8-K	30
Signatures		31
Certifications		32

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)
ASSETS

	September 30,	June 30,
	2002	2002

Current assets:
Cash and cash equivalents	$18,666	$21,193
Short-term investment — UMC	43,669	61,672
Short-term investments — other	825	1,153
Accounts receivable, net	1,417	4,284
Inventories	4,401	3,190
Deferred income taxes	—	1,247
Prepaid expenses and other current assets	1,116	1,953

Total current assets	70,094	94,692
Property and equipment, net	4,507	4,710
Long-term investment — UMC	6,563	10,063
Long-term investments — other	8,642	8,642
Other assets	400	417

Total assets	$90,206	$118,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,806	$6,709
Accrued expenses and other liabilities	10,756	10,201
Income taxes payable	1,385	3,980

Total current liabilities	17,947	20,890
Deferred income taxes — non-current	—	6,338
Minority interest in subsidiary	509	640

Total liabilities	18,456	27,868

Stockholders’ equity:
Common stock and additional paid-in capital	56,341	56,319
Treasury stock, at cost	(17,952)	(17,952)
Retained earnings	33,515	39,345
Accumulated other comprehensive gain (loss)	(154)	12,944

Total stockholders’ equity	71,750	90,656

Total liabilities and stockholders’ equity	$90,206	$118,524

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenues	$13,235	$25,740
Cost of revenues	9,357	19,801

Gross profit	3,878	5,939
Research and development expenses	5,773	5,528
Sales, general and administrative expenses	2,915	3,378

Loss from operations	(4,810)	(2,967)
Loss on investments	—	(42,065)
Interest income, net	26	229

Loss before income taxes	(4,784)	(44,803)
Provision (benefit) for income taxes	1,046	(16,594)

Net loss	$(5,830)	$(28,209)

Basic and diluted loss per share	$(0.43)	$(2.12)

Shares used in computing basic and diluted per share amounts	13,601	13,297

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,830)	$(28,209)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	341	409
Provision for doubtful accounts and sales returns	(30)	1,338
Loss on investments	—	42,065
Deferred income taxes	3,642	(15,991)
Changes in assets and liabilities:
Accounts receivable	2,897	742
Inventories	(1,211)	4,007
Prepaid expenses and other current assets	837	(750)
Other assets	17	127
Accounts payable	(903)	(3,327)
Accrued expenses and other liabilities	424	(1,080)
Income taxes payable	(2,595)	(602)

Net cash used in operating activities	(2,411)	(1,271)

Cash flows from investing activities:
Purchase of property and equipment	(138)	(690)

Net cash used in investing activities	(138)	(690)

Cash flows from financing activities:
Issuance of common stock	22	187

Net cash provided by financing activities	22	187

Net decrease in cash and cash equivalents	(2,527)	(1,774)
Cash and cash equivalents at beginning of period	21,193	26,677

Cash and cash equivalents at end of period	$18,666	$24,903

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. (the “Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market.

Note 2. Basis of Presentation

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

     In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2003.

Note 3. Revenue Recognition

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

     The Company’s license revenues are recognized when: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determined, and the collectibility is reasonably assured. The Company’s license revenue does not require significant production, modification or customization of software. Royalty revenue is recognized when the Company is informed that the related products have been sold provided that collectibility is assured.

Note 4. Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141,“Business Combinations,” No. 142, “Goodwill and Other Intangible Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at the beginning of the 2003 fiscal year. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have a material impact on the Company’s current financial position or results of operations.

Note 5. Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2002	June 30, 2002

Work in process	$857	$585
Finished goods	3,544	2,605

	$4,401	$3,190

Note 6. Loss Per Share

     Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

     Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Three Months Ended
	September 30,

(in thousands, except per share data)	2002	2001

Basic and Diluted Net Loss per Share
Net loss available to Common Shareholders	$(5,803)	$(28,209)

Weighted average common shares	13,601	13,297

Basic and diluted net loss per share	$(0.43)	$(2.12)

Common stock equivalents not included in the calculation because they are antidilutive	251	739

Note 7. Investment in UMC

In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend payable to shareholders of record on May 16, 2000, a 15% stock dividend payable to shareholders of record on July 21, 2001 and a 15% stock dividend payable to shareholders of record on August 22, 2002. The only change in the number of shares in UMC held by the Company from January 3, 2000 to September 30, 2002 was the increase resulting from the stock dividends. As of September 30, 2002, the Company owned approximately 73.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

Due to an increase in the market value of UMC’s stock price from October 1, 2001 to September 30, 2002, an unrealized gain of $71,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $71,000 is equal to a $119,000 increase in market value of our short-term investment in UMC from October 1, 2001 to September 30, 2002, less deferred income taxes of $48,000 relating to the unrealized gain.

In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. During the quarter ended September 30, 2002, approximately 3.2 million shares with a carrying value of $2.5 million became available for sale upon the expiration of the lock up period and they were transferred from the long-term to the short-term accordingly. As of September 30, 2002, approximately 6.4 million shares with a carrying value of $4.4 million were included as short-term investments. As of September 30, 2002, approximately 9.7 million shares with a carrying value of $6.6 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 64.1 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $43.7 million as of June 30, 2002. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

     Note 8. Investments in other companies

     No impairment losses were recognized in the quarter ended September 30, 2002. During the quarter ended September 30, 2001, the Company also recognized impairment losses of investments other than UMC totaling $2.1 million as follows:

ADSL company	$270,000
Communications company	66,000
Broadband communications company	750,000
Voice over DSL communications company	1,000,000

Total	$2,086,000

     In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company’s initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115.

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

     In September 2000, the Company invested $1,500,000 in a private company engaged in “voice over DSL” communication technology. In the quarter ended September 30, 2001, the Company determined that this communications company was in a product reengineering process and would likely cease operations. The Company assessed the estimated cash recoverable from this investment and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $1,000,000 of the investment was written off against earnings in accordance with APB No. 18.

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of September 30, 2002 and June 30, 2002 are as follows (in thousands):

	September 30,	June 30,
	2002	2002

Unrealized gain (loss) on short-term investments:
UMC	$71	$12,973
Other	(225)	(29)

Total	$(154)	$12,944

     The total comprehensive loss for the three months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Net loss	$(5,830)	$(28,209)
Other comprehensive loss, change in unrealized gain on short-term investments	(13,098)	–

Total comprehensive loss	$(18,928)	$(28,209)

Note 10. Other current assets

     Included in other current assets is a $500,000 loan to Mr. Frank Lin, the Company’s President and Chief Executive Officer. In accordance with an agreement dated April 27, 2000 and an amendment to this agreement approved by the Company’s Board of Directors on April 22, 2002, this loan was provided to Mr. Lin for his personal use. It is payable in full on the earlier of cessation of employment or April 27, 2003. The loan bears interest at variable market rates which are compounded annually, and the accrued interest is payable at maturity. Mr. Lin used shares of the Company’s stock he acquired several years ago as collateral for the loan. This loan was not provided in relation to any purchase of the Company’s stock or the exercise of the Company’s stock options.

Note 11. Segment information

     The Company has two reportable segments: videographics and digital media. As of September 30, 2002 and June 30, 2002, the assets attributed to the digital media segment were negligible. The following is a summary of the Company’s segment information (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Videographics:
Revenues	$7,776	$24,692
Operating loss	$(3,645)	$(740)
Digital Media:
Revenues	$5,348	$1,029
Operating income (loss)	$72	$(1,164)
Other:
Revenue	$111	$19
Unallocated general and administrative expenses	$(1,237)	$(1,063)
Total:
Revenues	$13,235	$25,740
Operating loss	$(4,810)	$(2,967)

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	Hong Kong	China	Other	Consolidated

Revenues:
Three months ended September 30,
2002	$8	$1,354	$6,435	$3,316	$1,169	$953	$13,235
2001	92	9,659	11,089	1,048	365	3,487	25,740
Long-lived assets:
As of September 30, 2002	2,191	472	—	91	1,753	—	4,507
As of June 30, 2002	2,339	499	—	15	1,857	—	4,710

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Note 12. Contingencies

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5. A decision is not expected for some time.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	our expectations and beliefs with respect to future revenues and financial results,

•	the timing of availability and functionality of products under development,

•	plans for development of future products,

•	the effect of future values of our investments on financial performance,

•	adequacy of financial reserves,

•	trends in average selling prices,

•	the percentage of export sales,

•	outcome of pending litigation,

•	demand for and trends in revenue for our products,

•	devotion of resources and control of expenses related to new products, markets and internal business strategies,

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

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three months ended September 30, 2002 and 2001:

	Three Months Ended
	September 30,

	2002	2001

Revenues	100.0%	100.0%
Cost of revenues	70.7	76.9

Gross margin	29.3	23.1
Research and development expenses	43.6	21.5
Selling, general and administrative expenses	22.0	13.1

Loss from operations	(36.3)	(11.5)
Loss on investments	—	(163.4)
Interest income, net	0.2	0.8

Loss before income taxes	(36.1)	(174.1)
Provision (benefit) for income taxes	7.9	(64.5)

Net loss	(44.0)%	(109.6)%

Revenues

     Revenues for the three months ended September 30, 2002 were $13.2 million, a decrease of 49% from the $25.7 million reported in the three months ended September 30, 2001. Due to the effect of a missed OEM design-in cycle, relating to Intel’s continued CPU platform transition from Pentium® 3 to Pentium® 4, the demand for our integrated notebook products decreased substantially in the September 2002 quarter. In the three months ended September 30, 2002, notebook and desktop products accounted for 54% and 2% of revenues, respectively, compared to 87% and 3% of revenues, respectively, in the three months ended September 30, 2001. Revenues for digitally processed television (DPTV) chips in the three months ended September 30, 2002 totaled $5.3 million and accounted for 40% of total revenues, compared to $1.0 million or 4% of total revenues in the three months ended September 30, 2001. This increase was primarily due to the ramping up of production volumes by several of our early design wins during the past year in China.

     Sales to Asian customers, primarily in Japan, China and Taiwan accounted for 49%, 34% and 10% respectively of our revenues in the three months ended September 30, 2002. Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our revenues in the three months ended September 30, 2001. We expect Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 0.1% of revenues in the three months ended September 30, 2002, a decrease from approximately 0.4% in the three months ended September 30, 2001. In the three months ended September 30, 2002, sales to two customers, Inno Micro (a supplier to Toshiba) and Skyworth (a television original equipment manufacturer located in China) accounted for 49% and 17% of revenues, respectively. In the three months ended September 30, 2001, sales to four customers, Inno Micro (a supplier to Toshiba), Quanta (a supplier to Compaq), Toshiba and Acer accounted for 43%, 16%, 11%, and 11% of revenues, respectively.

     We plan from time to time to introduce new and higher performance graphics controllers, multimedia products, and non-PC graphics products which we will seek to sell to our existing customers as well as new customers in Asia, North America and Europe. We are also expanding our product focus into markets outside the PC area, including digitally processed television applications. Our future success depends upon the regular and timely introduction of these and other new products and upon those products meeting customer requirements, and in significant part, upon the results of our expansion into new product markets. There can be no assurance that we will be able to successfully complete the development of these products or to commence shipments of these products in a timely manner, or that product specifications will not be changed during the development period. In addition, even if our products are developed and shipped on a timely basis, there can be no assurance that the products will be well accepted in the market place, or that we will experience success in the new product markets.

Gross Profit

     Gross profit decreased to $3.9 million for the three months ended September 30, 2002, from $5.9 million in the three months ended September 30, 2001. The decrease was primarily the result of lower sales of 3D notebook products. The gross margin as a percentage of revenues for the three months ended September 30, 2002 increased to 29.3% of revenues as compared to 23.1% for the three months ended September 30, 2001. The increase in gross margin as a percentage of revenues was primarily attributable to higher sales of DPTV products which have a higher sales margin.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which often have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs. Our revenues are substantially dependent on significant sales of our XP4™ product, which we expect to ship in volume later in the fiscal year, and increases in sales of PCs in general. Without those, we do not expect our revenues to increase. We currently do not expect revenues to increase over the next two quarters, and we expect to incur losses over those quarters.

Research and Development

     Research and development expenses for the three months ended September 30, 2002 increased to $5.8 million from $5.5 million from the three months ended September 30, 2001. As a percent of revenues, research and development expenses increased to 43.6% for the three months ended September 30, 2002, from 21.5% of revenues for the three months ended September 30, 2001. The increase in research and development expenses as a percentage of sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily the result of lower sales. The increase in absolute dollars was primarily due to increased efforts in developing advanced graphic and digitally processed television products, such as our newest graphic chip the XP4™ and our digitally processed television chip DPTV™-3D.

     We are in the process of developing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea and Taiwan.

However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $2.9 million in the three months ended September 30, 2002 from $3.4 million in the three months ended September 30, 2001. The decrease in selling, general and administrative expenditures in actual dollars was attributed primarily to a decrease in selling expenses due to lower sales and a decrease in legal expenses. We will continue to monitor and control our selling, general and administrative expenses.

Interest Income, Net

     The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates. Interest income decreased to $26,000 in the three months ended September 30, 2002, from $229,000 in the same prior year period. The decrease was primarily the result of lower interest rates and lower average cash levels invested during the three months ended September 30, 2002.

Provision (Benefit) for Income Taxes

     A provision for income taxes of $1.0 million was recorded for the three months ended September 30, 2002. This provision mainly represents an adjustment to the valuation allowance. This is related to the decrease in unrealized gain from our UMC investments during the quarter which decreased deferred tax liabilities, causing deferred tax assets to exceed deferred tax liabilities. The valuation allowance was increased so that the deferred tax assets would not exceed deferred tax liabilities.

     A benefit for income taxes of $16.6 million was recorded for the three months ended September 30, 2001. The benefit for income taxes was due to a decrease in deferred tax liabilities as a result of our loss on investments for the quarter ended September 30, 2001.

Investment in UMC and Other Investments

     As of September 30, 2002, the Company owned approximately 73.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.

     No impairment losses were recognized in the quarter ended September 30, 2002. During the quarter ended September 30, 2001, we also recognized impairment losses of investments other than UMC totaling $2.1 million as follows:

ADSL company	$270,000
Communications company	66,000
Broadband communications company	750,000
Voice over DSL communications company	1,000,000

Total	$2,086,000

See Part I, Item 1, Notes 8 and 9 above (“ Investments in other companies” and “Comprehensive Income (Loss),” respectively) for discussion of these investments and related losses. While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Liquidity and Capital Resources

     As of September 30, 2002, our principal sources of liquidity included cash and cash equivalents of $18.7 million, which decreased from $24.9 million at September 30, 2001. During the three months ended September 30, 2002, $2.4 million of cash was used by operations, compared to the three months ended September 30, 2001, during which $1.3 million of cash was used by operations. Cash used by operations in the three months ended September 30, 2002 was primarily due to operating loss, an increase in inventories and a decrease in income taxes payable, partially offset by a decrease in accounts receivable. Cash used by operations in the three months ended September 30, 2001 was primarily due to operating loss and a decrease in accounts payable and accrued liabilities offset by a decrease in inventories. Capital expenditures were $138,000 for the three months ended September 30, 2002, compared to $690,000 for the three months ended September 30, 2001.

     Inventories increased to $4.4 million at September 30, 2002 from $3.2 million at June 30, 2002. The primary reason for the increase is due to wafer purchases for DPTV products during the three months ended September 30, 2002, partially offset by the decrease in purchases for integrated notebook products.

     Accounts receivable decreased to $1.4 million at September 30, 2002 from $4.3 million at June 30, 2002 primarily due to a decline in sales.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at September 30, 2002 were as follows (in thousands):

Nine months ending June 30, 2003	$1,500
Year ending June 30,
2004	1,800
2005	1,500
2006	1,600

Total minimum lease payments	$6,400

     As of September 30, 2002, we had unconditional purchase order commitments of approximately $6.7 million for wafers and chipsets.

     As of September 30, 2002, our investment in UMC, classified as short-term investment, was valued at $43.7 million. In addition, we held $6.6 million in UMC stock which is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of September 30, 2002, approximately 9.7 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. We do not currently intend to sell any of the UMC stock in the immediate future.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

We incurred an operating loss in the quarter ended September 30, 2002.

     We incurred an operating loss of $4.8 million in the quarter ended September 30, 2002. Future performance will substantially depend upon numerous factors, such as:

•	whether there is improvement in PC sales, notebook and digital media sales in particular;

•	timely introduction of new products, particularly the XP4™ and product enhancements to the marketplace;

•	whether customers successfully incorporate our technologies into end products with high levels of customer acceptance;

•	fluctuating price levels for our products.

We are trying to expedite new product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products such as DPTV-3D™ and XP4™ and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability, and it is uncertain when we will be able to generate sufficient revenue to be profitable.

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

     Our revenues have historically been generated primarily from Asian customers, particularly customers in Taiwan, and Japan. While we intend to continue our marketing efforts to North American OEMs, we expect to be primarily dependent on international sales and operations, particularly in Japan, Hong Kong, Taiwan, and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business which could adversely affect future results, including:

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

     The market for graphics controllers is intensely competitive. Many of our current competitors in graphics have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market share than we do. To remain competitive, we believe we must, among other things, invest significant resources in developing new products, including products for new markets, increasing the ability of our products to integrate various functions and enhancing quality product performance. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a materially adverse affect on our revenue and future profitability. We are in the process of developing and introducing our next generation 3D graphics technology. The new technology, which we call XP4, was designed for use in both the discrete and integrated products.

Intense competition exist is in the market for digital media products.

     We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital STB for the digital television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, and Micronas AG. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market.

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

     Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. We are currently involved in such disputes with NeoMagic. See Part II, Item 1 (“Legal Proceedings”). In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Our pending litigation and any future litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

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

     On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary is developing the Liquid Crystal Display (“LCD”) panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary is involved in the joint development with us of graphic and digital media chips, and will sell digital media chips as our sales representative in the China market. The operations of either of these entities may change, or may be combined with other parts of our overseas operations. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. had total assets equal to $2.4 million and $2.1 million respectively, as of September 30, 2002. We currently own a majority interest in Trident Technologies, Inc. and a 100% interest in Trident Multimedia Technologies (Shanghai) Co. Ltd. The structure and timing of these spin-offs, and the nature of the operations at the time of spin-off will depend on a number of organizational, operational and marketing factors. We have not made all of the decisions necessary to complete these spin-offs, and the spin-offs may not occur in 2003. While we intend to structure the transactions in a manner to enhance our overall operations, the spin-offs will dilute the interests of our shareholders in the operations of the spun off entities and, particularly if the spin-offs do not increase their revenue and profitability, could adversely affect our financial results.

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

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

     A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2002, $18.7 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the fiscal year ended June 30, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of September 30, 2002, we had available-for-sale equity investments with a fair market value of $44.5 million including $43.7 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of September 30, 2002 the balance of our long-term equity investments in non-public companies was $8.6 million.

Item 4: Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II: Other Information

Item 1: Legal Proceedings

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5. A decision is not expected for some time.

Item 2: Changes in Securities

     Not applicable

Item 3: Defaults upon Senior Securities

     Not applicable

Item 4: Submissions of Matters to Vote by Security Holders

     Not applicable

Item 5: Other Information

     Not applicable

Item 6: Exhibits and Reports on Form 8-K

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)
3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.(2)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)
10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)
10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)
10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)
10.9(*)	Summary description of the Company’s 401(k) plan.(2)
10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)
10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)
10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)
10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial, Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)
10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)
10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)
10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)
10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Directors
10.19(+)	Form of 1996 Nonstatutory Stock Option Plan
99.1	Certification of Chief Executive Officer(7)
99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(†)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

Reports on Form 8-K

     Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2002, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/ Frank Lin Frank C. Lin President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Peter Jen Peter Jen Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Frank C. Lin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trident Microsystems, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ FRANK C. LIN

Frank C. Lin Chief Executive Officer

I, Peter Jen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trident Microsystems, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ PETER JEN

Peter Jen Chief Accounting Officer (Principal Accounting Officer)

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)
3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.(2)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)
10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)
10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)
10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)
10.9(*)	Summary description of the Company’s 401(k) plan.(2)
10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)
10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)
10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)
10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial, Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)
10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)
10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)
10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)
10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Directors
10.19(+)	Form of 1996 Nonstatutory Stock Option Plan
99.1	Certification of Chief Executive Officer(7)
99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(†)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

Reports on Form 8-K

     Not Applicable