Form 10-Q
period 2002-12-31
TRIDENT MICROSYSTEMS INC
filed 2003-02-14
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The number of shares of the registrant’s $0.001 par value Common Stock outstanding at December 31, 2002 was 13,696,166.

TRIDENT MICROSYSTEMS, INC.

INDEX

Page

Part I: Financial Information
Item 1: Unaudited Financial Information
Condensed Consolidated Balance Sheet – December 31, 2002 and June 30, 2002	3
Condensed Consolidated Statement of Operations for the three months and six months ended December 31, 2002 and 2001	4
Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2002 and 2001	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3: Quantitative and Qualitative Disclosures About Market Risk	29
Item 4: Controls and Procedures	30
Part II: Other Information
Item 1: Legal Proceedings	31
Item 2: Changes in Securities and Use of Proceeds	Not Applicable
Item 3: Defaults upon Senior Securities	Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders	32
Item 5: Other Information	Not Applicable
Item 6: Exhibits and Reports on Form 8-K	33
Signatures	34
Certifications	35

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

ASSETS

	December 31,	June 30,
	2002	2002

Current assets:
Cash and cash equivalents	$13,688	$21,193
Short-term investment – UMC	39,126	61,672
Short-term investments – other	954	1,153
Accounts receivable, net	946	4,284
Inventories	2,879	3,190
Deferred income taxes	—	1,247
Prepaid expenses and other current assets	1,441	1,953

Total current assets	59,034	94,692
Property and equipment, net	4,380	4,710
Long-term investment – UMC	6,563	10,063
Long-term investments – other	6,654	8,642
Other assets	345	417

Total assets	$76,976	$118,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,556	$6,709
Accrued expenses and other liabilities	11,030	10,201
Income taxes payable	1,385	3,980

Total current liabilities	15,971	20,890
Deferred income taxes – non-current	—	6,338
Minority interest in subsidiary	222	640

Total liabilities	16,193	27,868

Stockholders’ equity:
Common stock and additional paid-in capital	56,591	56,319
Treasury stock, at cost	(17,952)	(17,952)
Retained earnings	26,713	39,345
Accumulated other comprehensive gain (loss)	(4,569)	12,944

Total stockholders’ equity	60,783	90,656

Total liabilities and stockholders’ equity	$76,976	$118,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$13,283	$30,178	$26,518	$55,918
Cost of sales	9,202	24,523	18,559	44,325

Gross profit	4,081	5,655	7,959	11,593
Research and development expenses	5,800	5,765	11,573	11,292
Sales, general and administrative expenses	3,199	3,570	6,114	6,948

Loss from operations	(4,918)	(3,680)	(9,728)	(6,647)
(Loss) gain on investments, net	(1,966)	150	(1,966)	(41,915)
Interest and other income (expense), net	82	(41)	108	188

Loss before income taxes	(6,802)	(3,571)	(11,586)	(48,374)
(Benefit) provision for income taxes	—	(237)	1,046	(16,831)

Net loss	$(6,802)	$(3,334)	$(12,632)	$(31,543)

Basic and diluted loss per share	$(0.50)	$(0.25)	$(0.93)	$(2.36)

Common shares used in computing basic and diluted per share amounts	13,655	13,380	13,628	13,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,632)	$(31,543)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	655	821
Provision for doubtful accounts and sales returns	(1,067)	542
Loss on investments	1,966	41,915
Deferred income taxes	3,642	(15,991)
Changes in assets and liabilities:
Accounts receivable, net	4,405	846
Inventories	311	1,792
Prepaid expenses and other current assets	512	(10)
Other assets	72	239
Accounts payable	(3,153)	1,782
Accrued expenses and other liabilities	432	(609)
Income taxes payable	(2,595)	(839)

Net cash used in operating activities	(7,452)	(1,055)

Cash flows from investing activities:
Sales of investments	—	450
Purchase of property and equipment	(325)	(1,195)

Net cash used in investing activities	(325)	(745)

Cash flows from financing activities:
Issuance of common stock	272	450

Net cash provided by financing activities	272	450

Net decrease in cash and cash equivalents	(7,505)	(1,350)
Cash and cash equivalents at beginning of period	21,193	26,677

Cash and cash equivalents at end of period	$13,688	$25,327

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

Note 2. Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts; actual results could differ from those estimates.

     In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2003.

Note 3. Revenue Recognition

     Revenue from product sales is generally recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Provision is made for expected future sales returns and allowances when revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors with such rights is deferred until the Company is notified by the distributors that the products are shipped to end customers by the distributors.

     The Company’s license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and the collectibility is reasonably assured. The Company’s license revenue does not require significant production,modification or customization of software. Royalty revenue is recognized when the Company is informed that the related products have been sold provided that collectibility is reasonably assured.

Note 4. Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have any impact on the Company’s current financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The adoption of this Interpretation did not have any effect on the Company’s consolidated financial statements.

Note 5. Inventories

     Inventories consisted of the following (in thousands):

	December 31, 2002	June 30, 2002

Work in process	$695	$585
Finished goods	2,184	2,605

	$2,879	$3,190

Note 6. Loss Per Share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

     Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(In thousands, except per share data)	2002	2001	2002	2001

Basic and Diluted Net Loss per Share
Net loss available to Common Shareholders	$(6,802)	$(3,334)	$(12,632)	$(31,543)

Weighted average common shares	13,655	13,380	13,628	13,339

Basic and diluted net loss per share	$(0.50)	$(0.25)	$(0.93)	$(2.36)

Common stock equivalents not included in the calculation because they are antidilutive	23	754	105	747

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend paid to shareholders of record on May 16, 2000, a 15% stock dividend paid to shareholders of record on July 21, 2001 and a 15% stock dividend paid to shareholders of record on August 22, 2002. The only change in the number of shares in UMC held by the Company from January 3, 2000 to December 31, 2002 was the increase resulting from the stock dividends. As of December 31, 2002, the Company owned approximately 73.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

     Due to a decrease in the market value of UMC’s stock price from October 1, 2001 to December 31, 2002, an unrealized loss of $4.5 million was recorded in equity as “accumulated other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $4.5 million is equal to a $4.5 million decrease in market value of our short-term investment in UMC from October 1, 2001 to December 31, 2002.

     In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of December 31, 2002, approximately 64.1 million shares with a carrying value of $39.1 million were included as short-term investments. As of December 31, 2002, approximately 9.7 million shares with a carrying value of $6.6 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

     Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 64.1 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $39.1 million as of December 31 2002. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

Note 8. Investments in other companies

     During the six months ended December 31, 2002, the Company recognized impairment losses on investments totaling $1,966,000 as follows:

Optical applications company	$987,000
Fiber optic technology company	151,000
Venture capital fund	200,000
Circuit design company	250,000
Analog circuit design company	378,000

Total	$1,966,000

     In May 2000, the Company invested $750,000 in a private company engaged in optical applications technology. In June 2001, an additional $509,000 was invested in the company. In the quarter ended December 31, 2002, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, an amount of the investment of $987,000 was written off against earnings in accordance with APB No. 18.

     In June 2000, the Company invested $500,000 in a private company engaged in fiber optic technology. In the quarter ended June 30, 2002, the Company recorded an other than-temporary impairment of $349,000. In the quarter ended December 31, 2002, the Company further determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, the remaining investment of $151,000 was written off against earnings in accordance with APB No. 18.

     From December 1999 to October 2000, the Company invested $1,400,000 in a venture capital fund. In the quarter ended December 31, 2002, substantial losses were recorded by the fund. Accordingly, the company recorded an other-than-temporary impairment of $200,000 based on the latest financial statements available.

     In February 2000, the Company invested $500,000 in a private company engaged in integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the prospects for recovery of the investment were unfavorable given the poor cash position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, 50% of its investment of $250,000 was written off against earnings in accordance with APB No. 18.

     In May 2000 to May 2002, the Company invested $753,000 in a private company engaged in analog integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the cash position of the company was poor and there was reasonable doubt the company may not be able to raise additional funds. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, 50% of its investment of $378,000 was written off against earnings in accordance with APB No. 18.

     During the six months ended December 31, 2001, the Company also recognized impairment losses on investments other than UMC totaling $1,936,000 as follows:

ADSL company	$270,000
Communications company	66,000
Broadband communications company	750,000
Voice over DSL communications company	850,000

Total	$1,936,000

     In September 1999, the Company invested $909,000 in an ADSL company for 227,250 shares of preferred stock which were then converted into the same number of common stock shares upon the company’s initial public offering in August 2000. On March 31, 2001 the fair value of these shares as quoted was $498,000. Because the company experienced declining earnings in relation to its competitors in the ADSL market and erosion of its market share, the decline in value was considered other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $270,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the ADSL company’s stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $103,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $103,000 is equal to a $170,000 increase in market value of the short-term investment for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $67,000.

     In June 2000, the Company invested $600,000 in a communications company which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the communications company’s stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $94,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $94,000 is equal to a $157,000 increase in market value of the short-term investment for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $63,000.

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

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of September 30, 2002 and June 30, 2002 are as follows (in thousands):

	December 31,	June 30,
	2002	2002

Unrealized gain (loss) on short-term investments:
UMC	$(4,472)	$12,973
Other	(97)	(29)

Total	$(4,569)	$12,944

The total comprehensive loss for the six months ended December 31, 2002 and 2001 are as follows (in thousands):

	Six Months Ended
	December 31,
	2002	2001

Net loss	$(12,632)	$(31,543)
Other comprehensive loss, change in unrealized gain on short-term investments	(17,513)	26,559

Total comprehensive loss	$(30,145)	$(4,984)

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

Note 11. Segment information

     The Company has two reportable segments: videographics and digital media. As of December 31, 2002 and June 30, 2002, the assets attributed to the digital media segment were negligible. The following is a summary of the Company’s segment information (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Videographics:
Net sales	$5,960	$29,332	$13,736	$54,024
Operating loss	$(4,520)	$(1,766)	$(8,165)	$(2,506)
Digital Media:
Net sales	$7,157	$817	$12,505	$1,846
Operating income (loss)	$467	$(1,066)	$539	$(2,230)
Other:
Net sales	$166	$29	$277	$48
Unallocated general and administrative expenses	$(865)	$(848)	$(2,102)	$(1,911)
Total:
Net sales	$13,283	$30,178	$26,518	$55,918
Operating loss	$(4,918)	$(3,680)	$(9,728)	$(6,647)

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	Hong Kong	China	Other	Consolidated

Net sales
Six months ended December 31,
2002	$46	$2,960	$11,298	$7,675	$2,619	$1,920	$26,518
2001	$262	$19,443	$29,742	$1,693	$833	3,945	$55,918
Long-lived assets:
As of December 31, 2002	$2,156	$478	—	$93	$1,653	—	$4,380
As of June 30, 2002	$2,339	$499	—	$15	$1,857	—	$4,710

Net sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Note 12. Contingencies

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5, 2002. A decision is not expected for some time.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	our expectations and beliefs with respect to future revenues and financial results,

•	the level of future digital process television product sales and development

•	the level of sales to foreign and key customers

•	the timing of availability and functionality of products under development,

•	plans for and timing regarding development and introduction of future products,

•	the effect of future values of our investments on financial performance,

•	the timing and effect of liquidation of investments

•	adequacy of financial reserves,

•	trends in average selling prices,

•	the percentage of export sales,

•	outcome of pending litigation,

•	demand for and trends in revenue for our products,

•	devotion of resources and control of expenses related to new products, markets and internal business strategies,

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

Results of Operations

     The following table sets forth the results of operations expressed as percentages of total net sales for the three and six months ended December 31, 2002 and 2001:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	100%	100%	100%	100%
Cost of sales	69	81	70	79

Gross margin	31	19	30	21
Research and development expenses	44	19	44	20
Selling, general and administrative expenses	24	12	23	12

Loss from operations	(37)	(12)	(37)	(11)
Other expense	(15)	—	(7)	(75)
Interest income, net	1	—	—	—

Loss before income taxes	(51)	(12)	(44)	(86)
Provision (benefits) for income taxes	—	(1)	4	(30)

Net loss	(51)%	(11)%	(48)%	(56)%

Net sales

     Net sales for the three months ended December 31, 2002 decreased 56% to $13.3 million from the $30.2 million reported in the three months ended December 31, 2001. Net sales for the six months ended December 31, 2002 decreased 53% to $26.5 million from the $55.9 million reported in the six months ended December 31, 2001. The decrease in net sales in the three months ended December 31, 2002 over the three months ended December 31, 2001 is primarily attributed to a decrease in sales of integrated notebook products and production difficulties relating to chip manufacturing and yield of our new XP4 product. We have continued to experience yield problems at the foundry for our XP4 product and are working with the foundry to improve yields. While we believe this situation is improving and we believe it will be resolved, it continues to delay volume shipments of the XP4.

     Net sales decreased during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 due to an overall decrease in the sales of notebook and desktop products. Notebook, and desktop products accounted for 39% and 1% of net sales, respectively, in the three months ended December 31, 2002, and 47% and 2% of net sales, respectively, for the six months ended December 31, 2002. Notebook and desktop products accounted for 94% and 3% of net sales, respectively, for both the three and six months ended December 31, 2001.

     Digital process television (DPTV) chips, accounted for 53% of net sales in the three months ended December 31, 2002, and 46% of net sales for the six months ended December 31, 2002. Digital process television chips accounted for 3% of net sales for both the three and six months ended December 31, 2001. We expect the growth momentum for our digital process television products will continue in future quarters. Our customer base continues to widen as existing customers ramp up their production volume and expand their market shares. By executing on our strategy, we have increased our market presence in CRT-progressive TVs, Projection TVs, LCD TVs, Plasma TVs, and TV Boxes. The DPTV-powered products have already been deployed in the US market by industry leaders, including Projection TVs from Changhong, LCD TVs from Samsung, Plasma TVs from Sampo, and TV Boxes from ViewSonic. On the product development side, we recently announced the third generation DPTV-family product,

DPTV™3DPRO. This new product delivers cinema-realistic motion and still images for high-performance LCD, Projection, and Plasma TVs. We are firmly committed to bringing advanced video technology and visual satisfaction to the masses. Following the United States Federal Communications Commission (FCC)’s ruling on August 8, 2002 for HDTV deployment, a landmark agreement for Cable-ready HDTV (plug-and-play) was reached between the Cable and the Consumer Electronics Companies on December 20, 2002. We are encouraged by this recent development in favor of digital TVs and firmly believe that we are well positioned to be a leader in the worldwide emerging market opportunity for digital TVs.

     Sales to Asian customers, primarily in Japan, Taiwan, Hong Kong and China accounted for almost all of our net sales in the three months ended December 31, 2002. Sales to Asian customers, primarily in Taiwan and Japan accounted for almost all of our net sales in the three months ended December 31, 2001. Sales to North American and European customers decreased to 0.3% and 0.5% of net sales in the three months ended December 31, 2002 and 2001, respectively. Sales to Asian customers, primarily in Japan, Taiwan, Hong Kong and China accounted for almost all of our net sales in the six months ended December 31, 2002. Sales to Asian customers, primarily in Taiwan and Japan, accounted for almost all of our net sales in the six months ended December 31, 2001. Sales to North American and European customers represented 0.2% of net sales in the six months ended December 31, 2002, a decrease from approximately 0.5% in the six months ended December 31, 2001. We expect Asian customers will continue to account for a significant portion of our sales.

     In the three months ended December 31, 2002, sales to three customers, Inno Micro (a supplier to Toshiba), Skyworth and TCL Electronics (television original equipment manufacturers located in China) accounted for 36%, 15% and 12% of total net sales, respectively. In the three months ended December 31, 2001, sales to two customers, Inno Micro and Acer accounted for 62%, and 19% of total net sales, respectively. In the six months ended December 31, 2002 sales to two customers, Inno Micro and Skyworth accounted for 42% and 16% of total net sales, respectively, and in the six months ended December 31, 2001 sales to three customers, Inno Micro, Acer and Quanta (a supplier to Compaq) accounted for 56%, 15% and 11%, respectively. We anticipate that sales in future quarters will continue to depend primarily on sales to key customers.

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

Gross Profit

     Gross profit decreased to $4.1 million for the three months ended December 31, 2002, from $5.7 million in the three months ended December 31, 2001. Gross profit decreased to $8.0 million for the six months ended December 31, 2002, from $11.6 million in the six months ended December 31, 2001. The decrease was primarily the result of lower sales of 3D notebook products. The gross margin as a percentage of net sales for the three months ended December 31, 2002, increased to 31% of net sales as compared to 19% for the three months ended December 31, 2001. The gross margin as a percentage of net sales for the six months ended December 31, 2002, increased to 30% of net sales as compared to 21% for the six months ended December 31, 2001. The increase in gross margin as a percentage of net sales was primarily attributable to higher sales of DPTV products which have higher sales margins.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which often have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs. Our revenues are substantially dependent on significant sales of our XP4™ product, which we expect to ship in volume later in the fiscal year, and increases in sales of PCs in general. Unless these occur, we do not expect our revenues to increase.

Research and Development

     Research and development expenses remained flat at $5.8 million for both the three months ended December 31, 2002 and 2001. As a percent of net sales, research and development expenses increased to 44% for the three months ended December 31, 2002, from 19% of net sales for the three months ended December 31, 2001. Research and development expenses for the six months ended December 31, 2002 increased slightly to $11.6 million from $11.3 million for the six months ended December 31, 2001. As a percent of net sales, research and development expenses increased to 44% for the six months ended December 31, 2002, from 20% for the six months ended December 31, 2001 and increased to 44% for the six months ended December 31, 2002, from 20% for the six months ended December 31, 2001. The increase in research and development expenses as a percentage of net sales for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001 was primarily the result of lower sales.

     We are in the process of developing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea and Taiwan. However, we have experienced delays in availability of the XP4 and there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $3.2 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 2001. As a percent of total net sales, selling, general and administrative expenditures increased to 24% for the three months ended December 31, 2002 from 12% for the three months ended December 31, 2001. Selling, general and administrative expenses decreased to $6.1 million in the six months ended December 31, 2002 from $6.9 million for the six months ended December 31, 2001. As a percent of total net sales, selling, general and administrative expenditures increased to 23% for the six months ended December 31, 2002 from 12% for the six months ended December 31, 2001. The decrease in selling and administrative expenditures in actual dollars was attributed primarily to our tight expenses control and the reversal of provisions for doubtful accounts and sales returns. The Company intends to continue to monitor and control its selling, general and administrative expenses.

Investment in UMC and Other Investments

     As of December 31, 2002, the Company owned approximately 73.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.

     During the six months ended December 31, 2002, the Company also recognized impairment losses on investments other than UMC totaling $1,966,000 million as follows:

Optical applications company	$987,000
Fiber optic technology company	151,000
Venture capital fund	200,000
Circuit design company	250,000
Analog circuit design company	378,000

Total	$1,966,000

See Part I, Item 1, Notes 8 and 9 above (“ Investments in other companies” and “Comprehensive income (loss) on short-term investments,” respectively) for discussion of these investments and related losses.

     During the six months ended December 31, 2001, the Company also recognized impairment losses on investments other than UMC totaling $1,936,000 million as follows:

ADSL company	$270,000
Communications company	66,000
Broadband communications company	750,000
Voice over DSL communications company	850,000

Total	$1,936,000

     See Part I, Item 1, Notes 8 and 9 above (“ Investments in other companies” and “Comprehensive income (loss) on short-term investments,” respectively) for discussion of these investments and related losses.

     While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Interest and Other Income (Expense), Net

     Interest and other income, net, was $82,000 in the three months ended December 31, 2002 representing primarily interest income of $60,000 increased by $22,000 in net other income. This compares to net expense of $41,000 in the three months ended December 31, 2001 representing other expense of $187,000, offset by interest income of $146,000. In the six months ended December 31, 2002, interest and other income was $108,000, representing primarily interest income of $80,000 and $28,000 in net other income. This compares to interest and other income of $188,000 representing primarily interest income of $339,000 offset by $151,000 in net other expense in the six months ended December 31, 2001. The decline in interest income for the six months and three months ended December 31, 2002 was primarily attributed to lower average cash balances, and lower interest rates, as compared to the corresponding periods in 2001. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Provision (Benefit) for Income Taxes

     A provision for income taxes of $1.0 million was recorded for the six months ended December 31, 2002. This provision mainly represents an adjustment to the valuation allowance. This is related to the decrease in unrealized gain from our UMC investments during the quarter which decreased deferred tax liabilities, causing deferred tax assets to exceed deferred tax liabilities. The valuation allowance was increased so that the deferred tax assets would not exceed deferred tax liabilities.

     A benefit for income taxes of $16.8 million was recorded for the six months ended December 30, 2001. The benefit for income taxes was due to a decrease in deferred tax liabilities as a result of our loss on investments for the six months ended December 31, 2001.

Liquidity and Capital Resources

     As of December 31, 2002, our principal sources of liquidity included cash and cash equivalents of $13.7 million, which decreased from $25.3 million at December 31, 2001. During the six months ended December 31, 2002, $7.5 million of cash was used by operations, compared to the six months ended December 31, 2001, during which $1.1 million of cash was used by operations. Cash used by operations in the six months ended December 31, 2002 was primarily due to operating losses, a decrease in accounts payable and income taxes payable, partially offset by a decrease in accounts receivable. Capital expenditures were $325,000 for the six months ended December 31, 2002, compared to $1.2 million for the six months ended December 31, 2001.

     Accounts payable decreased to $3.6 million at December 31, 2002 from $6.7 million at June 30, 2002. The decline was due primarily to the settlements of accounts payable brought forward from September 30, 2002 and a decreased level of inventory purchases.

     Accounts receivable decreased to $946,000 at December 31, 2002 from $4.3 million at June 30, 2002 primarily due to a decline in sales.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at December 31, 2002 were as follows (in thousands):

Six months ending June 30, 2003	$1,000
Year ending June 30,
2004	1,800
2005	1,500
2006	1,600

Total minimum lease payments	$5,900

As of December 31, 2002, we had unconditional purchase order commitments of approximately $8.4 million for wafers and chipsets.

     As of December 31, 2002, our investment in UMC, classified as short-term investment, was valued at $39.1 million. In addition, we held $6.6 million in UMC stock which is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of December 31, 2002, approximately 9.7 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. We do not currently intend to sell any of the UMC stock in the immediate future.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

We incurred an operating loss in the six months ended December 31, 2002.

     We incurred an operating loss of $9.7 million in the six months ended December 31, 2002. Future performance will substantially depend upon numerous factors, such as:

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

     The graphics controller industry has experienced reduced margins due to a number of factors including: competitive pricing pressures, processing difficulties and rapid technological change. Also, there is intense competition in the notebook graphics controller market. We compete in the notebook controller market with competitors such as ATI Technologies, NVIDIA Corporation, VIA/S3, and Intel. Therefore, to maintain our revenue and gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product cost. Our failure to do so would cause our revenue and gross margins to decline, which could have a materially adverse affect on our operating results.

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

     We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital STB for the digital television market in China, Japan, Korea, Taiwan, Europe and the U.S. Although there is significant market potential, we believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, and Micronas AG. However, we believe that DPTV™ products will have a longer product life cycle than graphics products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market.

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

     The graphics controller and digitally processed television market are a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed a number of lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

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

     On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. It is our belief that these subsidiaries will operate more efficiently if their operations were managed as independent entities. The Trident Technologies, Inc. subsidiary is developing the Liquid Crystal Display (“LCD”) panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary is involved in the joint development with us of graphic and digital media chips, and will market digital media chips as our representative in the China market. The operations of either of these entities may change, or may be combined with other parts of our overseas operations. Trident Technologies Inc. and Trident Multimedia Technologies (Shanghai) Co. Ltd. had total assets equal to $928,000 and $2.0 million respectively, as of December 31, 2002. We currently own a majority interest in Trident Technologies, Inc. and a 100% interest in Trident Multimedia Technologies (Shanghai) Co. Ltd. The structure and timing of these spin-offs, and the nature of the operations at the time of spin-off will depend on a number of organizational, operational and marketing factors. We have not made all of the decisions necessary to complete these spin-offs. While we intend to structure the transactions in a manner to enhance our overall operations, the spin-offs will dilute the interests of our shareholders in the operations of the spun off entities and, particularly if the spin-offs do not increase their revenue and profitability, could adversely affect our financial results.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

          We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2002, $13.7 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

          We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the fiscal year ended June 30, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of December 31, 2002, we had available-for-sale equity investments with a fair market value of $40.1 million including $39.1 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

          We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of December 31, 2002 the balance of our long-term equity investments in non-public companies was $6.7 million.

Item 4: Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II: Other Information

Item 1: Legal Proceedings

          On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to a yet-to-be-confirmed new judge. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5, 2002. A decision is not expected for some time.

Item 2: Changes in Securities and Use of Proceeds

          Not applicable

Item 3: Defaults upon Senior Securities

          Not applicable

Item 4: Submissions of Matters to a Vote of Security Holders

          At Trident Microsystems’ Annual Stockholders’ meeting held on December 4, 2002, the following proposals were adopted by the margins indicated:

Proposal 1: Election of Director – the following director was elected at the meeting to serve a term of three years

Nominees	For	Withheld

Yasushi Chikagami	11,835,725	716,263

The following Directors continue to serve on the Company’s Board of Directors until their term expires:

Millard Phelps, whose term expires at the 2003 Annual Meeting of Stockholders
John Luke, whose term expires at the 2003 Annual Meeting of Stockholders
Frank C. Lin, whose term expires at the 2004 Annual Meeting of Stockholders
Glen M. Antle, whose term expires at the 2004 Annual Meeting of Stockholders

Proposal 2: Proposal to approve the 2002 Stock Option Plan

For	Against	Abstain	Broker non-Votes

8,686,706	3,824,779	40,503	0

Proposal 3: Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants

For	Against	Abstain	Broker non-Votes

12,336,532	194,703	20,753	0

The foregoing matters are described in further detail in our definitive proxy statement dated October 28, 2002 for the Annual Meeting of Stockholders held on December 4, 2002.

Item 5: Other Information

          Not applicable

Item 6: Exhibits and Reports on Form 8-K

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial, Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Director(10)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan(10)

99.1	Certification of Chief Executive Officer(7)

99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(10)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

Reports on Form 8-K

          Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 14, 2003, on its behalf by the undersigned thereunto duly authorized.

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

Dated: February 14, 2003	/s/ FRANK C. LIN Frank C. Lin Chief Executive Officer

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

Dated: February 14, 2003	/s/ PETER JEN Peter Jen Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial, Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Director(10)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan(10)

99.1	Certification of Chief Executive Officer(7)

99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(10)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.