Form 10-Q
period 2003-03-31
TRIDENT MICROSYSTEMS INC
filed 2003-05-15
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes  [ ]                     No   [X]

The number of shares of the registrant’s $0.001 par value Common Stock outstanding at March 31, 2003 was 13,696,166.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,801	$21,193
Short-term investment - UMC	37,423	61,672
Short-term investments - other	931	1,153
Accounts receivable, net	1,817	4,284
Inventories	4,753	3,190
Deferred income taxes	—	1,247
Prepaid expenses and other current assets	1,619	1,953

Total current assets	55,344	94,692
Property and equipment, net	3,015	4,710
Long-term investment - UMC	4,375	10,063
Long-term investments - other	3,944	8,642
Other assets	344	417

Total assets	$67,022	$118,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,366	$6,709
Accrued expenses	9,944	10,201
Income taxes payable	1,385	3,980

Total current liabilities	17,695	20,890
Deferred income taxes — non-current	—	6,338
Minority interest in subsidiary	—	640

Total liabilities	17,695	27,868

Stockholders’ equity:
Common stock and additional paid-in capital	56,591	56,319
Treasury stock, at cost	(17,952)	(17,952)
Retained earnings	19,170	39,345
Accumulated other comprehensive gain (loss)	(8,482)	12,944

Total stockholders’ equity	49,327	90,656

Total liabilities and stockholders’ equity	$67,022	$118,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	$11,614	$28,839	$38,132	$84,757
Cost of sales	7,431	22,600	25,990	66,925

Gross profit	4,183	6,239	12,142	17,832
Research and development expenses	5,461	5,190	17,034	16,482
Sales, general and administrative expenses	2,986	3,671	9,100	10,619

Loss from operations	(4,264)	(2,622)	(13,992)	(9,269)
Loss on investments, net	(2,821)	—	(4,787)	(41,915)
Interest and other income (expense), net	(458)	106	(350)	294

Loss before income taxes	(7,543)	(2,516)	(19,129)	(50,890)
(Benefit) provision for income taxes	—	(440)	1,046	(17,271)

Net loss	$(7,543)	$(2,076)	$(20,175)	$(33,619)

Basic and diluted net loss per share	$(0.55)	$(0.15)	$(1.48)	$(2.51)

Common shares used in computing basic and diluted net loss per share	13,696	13,431	13,651	13,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(20,175)	$(33,619)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	995	1,193
Provision for doubtful accounts and sales returns	(1,055)	—
Loss on investments	4,787	41,915
Deferred income taxes	3,642	(16,352)
Changes in assets and liabilities:
Accounts receivable, net	3,522	1,271
Inventories	(1,563)	6,397
Prepaid expenses and other current assets	334	(296)
Other assets	73	238
Accounts payable	(343)	(1,394)
Accrued expenses	183	(1,548)
Income taxes payable	(2,595)	(918)

Net cash used in operating activities	(12,195)	(3,113)

Cash flows from investing activities:
Purchase of investments	(111)	(50)
Purchase of property and equipment	(358)	(1,507)

Net cash used in investing activities	(469)	(1,557)

Cash flows from financing activities:
Issuance of common stock	272	850

Net cash provided by financing activities	272	850

Net decrease in cash and cash equivalents	(12,392)	(3,820)
Cash and cash equivalents at beginning of period	21,193	26,677

Cash and cash equivalents at end of period	$8,801	$22,857

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

Note 4. Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, would not have any impact on the Company’s current financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and is effective for interim periods, beginning after December 15, 2002, the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this Interpretation will have no material impact on its consolidated financial statements.

Note 5. Inventories

     Inventories consisted of the following (in thousands):

	March 31, 2003	June 30, 2002

Work in process	$1,947	$585
Finished goods	2,806	2,605

	$4,753	$3,190

Note 6. Net Loss Per Share

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

     Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in thousands, except per share data)	2003	2002	2003	2002

Basic and Diluted Net Loss per Share
Net loss	$(7,543)	$(2,076)	$(20,175)	$(33,619)

Weighted average common shares	13,696	13,431	13,651	13,369

Basic and diluted net loss per share	$(0.55)	$(0.15)	$(1.48)	$(2.51)

Common stock equivalents not included in the calculation because they are antidilutive	58	1,162	88	900

Note 7. Stock-based compensation

     In accordance with SFAS No. 148, the Company is required to disclose the effects on reported net loss and the basic and diluted net loss per share as if the fair value based method had been applied to all awards. The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during the nine months ended March 31, 2003 and 2002 was $3.49 and $2.14 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during the nine months ended March 31, 2003 and 2002 was $0.62 and $1.35, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for its stock option and purchase awards:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Risk-free interest rate	2.92%	4.97%	2.50%	4.18%
Average expected life of option (in years)	0.5 - 5	0.5 - 5	0.5 - 5	0.5 - 5
Dividend yield	0%	0%	0%	0%
Volatility	50%	54%	50% - 85%	90%

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net loss and net loss per share would have been changed to the pro forma amounts below for the three and nine months ended March 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in thousands, except per share data)	2003	2002	2003	2002

Net loss as reported	$(7,543)	$(2,076)	$(20,175)	$(33,619)
Less: Stock-based compensation expense determined under fair value based method	(448)	(552)	(1,555)	(1,727)

Pro forma net loss	$(7,991)	$(2,628)	$(21,730)	$(35,346)

As reported:
Basic and diluted net loss per share	$(0.55)	$(0.15)	$(1.48)	$(2.51)

Pro forma:
Basic and diluted net loss per share	$(0.58)	$(0.20)	$(1.59)	$(2.64)

Note 8. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend paid to shareholders of record on May 16, 2000, a 15% stock dividend paid to shareholders of record on July 21, 2001 and a 15% stock dividend paid to shareholders of record on August 22, 2002. The only change in the number of shares in UMC held by the Company from January 3, 2000 to March 31, 2003 was the increase resulting from the stock dividends. As of March 31, 2003, the Company owned approximately 73.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

     Due to a decrease in the market value of UMC’s stock price from October 1, 2001 to March 31, 2003, an unrealized loss of $8.4 million was recorded in equity as “accumulated other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

     In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. During the three months ended March 31, 2003, approximately 3.2 million shares with a carrying value of $2.2 million became available for sale upon the expiration of the lock-up period and they were reclassified from long-term to short-term accordingly. As of March 31, 2003, approximately 67.4 million shares with a carrying value of $37.4 million were included as short-term investments. As of March 31, 2003, approximately 6.4 million shares with a carrying value of $4.4 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

     Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 67.4 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $37.4 million as of March 31, 2003. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

Note 9. Investments in other companies

     During the nine months ended March 31, 2003, the Company recognized impairment losses on investments totaling $4,787,000 as follows:

Optical applications company	$987,000
Fiber optic technology company	151,000
Circuit design company	500,000
Analog circuit design company	378,000
Optical networking company	831,000
Broadband networking company	1,370,000
Software development company	110,000
Venture capital funds	460,000

Total	$4,787,000

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

     In June 2000, the Company invested $500,000 in a private company engaged in fiber optic technology. In the quarter ended June 30, 2002, the Company recorded an other-than-temporary impairment of $349,000.In the quarter ended December 31, 2002, the Company further determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, the remaining investment of $151,000 was written off against earnings in accordance with APB No. 18. The company ceased its operations during the quarter ended March 31, 2003.

     In February 2000, the Company invested $500,000 in a private company engaged in integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the prospects for recovery of the investment were unfavorable given the poor cash position of the company and the company’s operating losses. Accordingly, $250,000 of the investment was written off against earnings in accordance with APB No. 18. In the quarter ended March 31, 2003, the Company determined that the prospects for recovery of the investment had further deteriorated based on its latest financial position and accordingly, the remaining investment of $250,000 was written off. Thus for the nine months ended March 31, 2003, the entire investment of $500,000 was written off against earnings in accordance with APB No. 18.

     In May 2000 to May 2002, the Company invested $753,000 in a private company engaged in analog integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the cash position of the company was poor and there was reasonable doubt the company may not be able to raise additional funds. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, $378,000 of the investment was written off against earnings in accordance with APB No. 18.

     In December 1999 and January 2003, the Company invested a total of $1.1 million in a private company engaged in optical networking. In the quarter ended March 31, 2003, the Company determined that the fair value of the shares had decreased significantly based on the purchase price agreed by an acquiring company. Therefore, the Company assessed the fair value of its investment and concluded that the impairment was other-than-temporary. Accordingly, $831,000 of the investment was written off against earnings in accordance with APB No. 18.

     In July 2000, the Company invested $1.6 million in a private company engaged in broadband networking. In the quarter ended March 31, 2003, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, $1,370,000 of the investment was written off against earnings in accordance with APB No. 18.

     In March 2000, the Company invested $287,000 in a private company engaged in software development. In the quarter ended March 31, 2003, the Company determined that the revenue growth has not been achieved and the investment’s financial position had deteriorated significantly. Therefore, the Company assessed the fair value of its investment based on the investment’s latest financial position and concluded that the impairment was other-than-temporary. Accordingly, $110,000 of the investment was written off against earnings in accordance with APB No. 18.

     From December 1999 to November 2001, the Company invested $3.4 million in several venture capital funds. In the quarter ended December 31, 2002, substantial losses were recorded by one of the funds and $200,000 was recorded as an other-than-temporary impairment and written off against earnings. In the quarter ended March 31, 2003, the Company received the funds’ most current financial statements and noted further depreciation in value had occurred and accordingly, the company recorded an other-than-temporary impairment of $260,000. During the nine months ended March 31, 2003, a total of $460,000 was written off against earnings in accordance with APB No. 18 due to other-than-temporary losses from venture capital funds.

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

Note 10. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of March 31, 2003 and June 30, 2002 are as follows (in thousands):

	March 31,	June 30,
	2003	2002

Unrealized gain (loss) on short-term investments:
UMC	$(8,363)	$12,973
Other	(119)	(29)

Total	$(8,482)	$12,944

The total comprehensive loss for the nine months ended March 31, 2003 and 2002 are as follows (in thousands):

	Nine Months Ended
	March 31,

	2003	2002

Net loss	$(20,175)	$(33,619)
Other comprehensive loss, change in unrealized (loss) gain on short-term investments	(21,426)	29,208

Total comprehensive loss	$(41,601)	$(4,411)

Note 11. Other current assets

     Included in other current assets was a $500,000 loan to Mr. Frank Lin, the Company’s President and Chief Executive Officer. In accordance with an agreement dated April 27, 2000 and an amendment to this agreement approved by the Company’s Board of Directors on April 22, 2002, this loan was provided to Mr. Lin for his personal use. It was settled in full on April 27, 2003. The loan was interest bearing at variable market rates which were compounded annually, and the accrued interest of $12,000 was settled at maturity. Mr. Lin used shares of the Company’s stock he acquired several years ago as collateral for the loan. This loan was not provided in relation to any purchase of the Company’s stock or the exercise of the Company’s stock options.

Note 12. Segment information

     The Company has two reportable segments: videographics and digital media. As of March 31, 2003 and June 30, 2002, the assets attributed to the digital media segment were negligible. The following is a summary of the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Videographics:
Net sales	$3,907	$27,749	$17,643	$81,774
Operating loss	$(4,252)	$(182)	$(12,417)	$(2,688)
Digital Media:
Net sales	$7,416	$872	$19,921	$2,718
Operating income (loss)	$854	$(1,306)	$1,393	$(3,536)
Other:
Net sales	$291	$218	$568	$265
Unallocated general and administrative expenses	$(866)	$(1,134)	$(2,968)	$(3,045)
Total:
Net sales	$11,614	$28,839	$38,132	$84,757
Operating loss	$(4,264)	$(2,622)	$(13,992)	$(9,269)

The following is a summary of the Company’s geographic operations (in thousands):

	United States	Taiwan	Japan	Hong Kong	China	Other	Consolidated

Net sales
Nine months ended March 31,
2003	$50	$5,078	$15,036	$10,525	$4,718	$2,725	$38,132
2002	$321	$25,924	$49,152	$2,683	$1,109	5,568	$84,757
Long-lived assets:
As of March 31, 2003	$927	$458	—	$83	$1,547	—	$3,015
As of June 30, 2002	$2,339	$499	—	$15	$1,857	—	$4,710

Net sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Note 13. Contingencies

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to newly-appointed Judge Jordan. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5, 2002. On May 9, 2003, Judge Thynge granted summary judgment of non-infringement in the Company’s favor. We anticipate that NeoMagic will move for reconsideration and subsequently appeal the decision to the Federal Circuit.

     The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, the Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	our expectations and beliefs with respect to future revenues, gross margin levels and financial results,

•	the level of future digital process television product sales and development

•	the level of sales to foreign and key customers

•	future shipment levels of our XP4™ product

•	the timing of availability and functionality of products under development,

•	plans for and timing regarding development and introduction of future products,

•	the effect of future values of our investments on financial performance,

•	the timing and effect of liquidation of investments

•	adequacy of financial reserves,

•	trends in average selling prices,

•	the percentage of export sales,

•	outcome of pending litigation,

•	demand for and trends in revenue for our products,

•	devotion of resources and control of expenses related to new products, markets and internal business strategies,

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

     Our results in recent quarters have been increasingly disappointing, and the Company is actively exploring expense reduction, restructuring and other strategic alternatives to improve operating results and improve the long-term prospects of the Company.

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

     We record estimated reductions to revenue for sales returns, customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs, including adverse purchase commitments, may be required.

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

Restructuring costs

     In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise, exiting businesses. Any decision to limit investment in or to dispose of or otherwise, exit businesses may result in the recording of special charges, such as inventory and technology related write-offs and workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions.

Patent litigation and infringement costs

     We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that was pending as of March 31, 2003 and those that could arise in the future with respect of patents, other intellectual property rights relevant to our products and defective products, we may be required to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of total net sales for the three and nine months ended March 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	100%	100%	100%	100%
Cost of sales	64	78	68	79

Gross margin	36	22	32	21
Research and development expenses	47	18	45	19
Selling, general and administrative expenses	26	13	24	13

Loss from operations	(37)	(9)	(37)	(11)
Loss on investments, net	(24)	—	(12)	(49)
Interest and other expense, net	(4)	—	(1)	—

Loss before income taxes	(65)	(9)	(50)	(60)
Provision (benefits) for income taxes	—	(2)	3	(20)

Net loss	(65)%	(7)%	(53)%	(40)%

Net sales

     Net sales for the three months ended March 31, 2003 decreased 60% to $11.6 million from the $28.8 million reported for the three months ended March 31, 2002. Net sales for the nine months ended March 31, 2003 decreased 55% to $38.1 million from the $84.8 million reported for the nine months ended March 31, 2002. The decrease in net sales in the three months ended March 31, 2003 from the three months ended March 31, 2002 and during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 is primarily a result of execution delays in our new graphic product introductions, which caused us to miss design win cycles as well as rapid PC platform transition from Intel Pentium-3 to Pentium-4 processors. Going forward, we remain cautious and do not expect our graphics revenue to improve over the next few quarters. The Board and management are also actively reviewing alternatives for improving operations as well as other strategic alternatives for the Company.

     Notebook and desktop products accounted for 32% and 1% of net sales, respectively, for the three months ended March 31, 2003, and 42% and 2% of net sales, respectively, for the nine months ended March 31, 2003. Notebook and desktop products accounted for 94% and 3% of net sales, respectively, for both the three and nine months ended March 31, 2002.

     Digitally Processed Television (DPTV) chips, accounted for 61% of net sales for the three months ended March 31, 2003, and 50% of net sales for the nine months ended March 31, 2003. DPTV accounted for 3% of net sales for both the three and nine months ended March 31, 2002. Net sales for our Digital Media Business Unit DPTV product line during the quarter ended March 31, 2003 increased to $7.0 million in the quarter ended March 31, 2003 from $872,000 for the quarter ended March 31, 2002. China, Taiwan and Korea account for about 59%, 22% and 17%, respectively, of total DPTV revenue during the quarter ended March 31, 2003. Overall, we continue our strong efforts in building up our worldwide market positions in CRT-progressive TVs, Projection TVs, LCD TVs, Plasma TVs and TV Boxes. The DPTV-powered TV products from industry leaders such as Projection TV from Changhong, LCD TVs from Samsung, Plasma TVs from Sampo, TV Boxes from ViewSonic, etc. continue to be strong in their individual market segments. More significantly the new generation of DPTV-family, DPTV™3DPRO, which delivers cinema-realistic motion and still images for high-performance LCD, Projection and Plasma TVs is now in mass production. This product further solidifies our leadership position in the digital video processing market. For the next quarter, we expect to see a sequentially flat or down quarter for the Digital Media Business Unit due to a seasonal business slowdown in China. However, we anticipate our DPTV revenue will resume its strong growth in the second half of calendar year 2003.

     Sales to Asian customers, primarily in Japan, Taiwan, Hong Kong and China accounted for almost all of our net sales in the three and nine months ended March 31, 2003. Sales to Asian customers in Taiwan and Japan accounted for 23% and 67% of our revenues in the three months ended March 31, 2002, and 31% and 58% of our revenues in the nine months ended March 31, 2002. Sales to North American and European customers represented less than 1% of our net sales in both the nine months and three months ended March 31, 2003 and 2002. We expect Asian customers will continue to account for a significant portion of our sales.

     In the three months ended March 31, 2003, sales to three customers, Inno Micro (a supplier to Toshiba), Chang Hong (a television original equipment manufacturer located in China) and Sampo (a television original equipment manufacturer located in Taiwan), accounted for 32%, 11% and 10% of total net sales, respectively. In the three months ended March 31, 2002, sales to two customers, Inno Micro (a supplier to Toshiba) and Wistron (a supplier to Acer), accounted for 67% and 13% of total revenues, respectively. In the nine months ended March 31, 2003 sales to two customers, Inno Micro and Skyworth (a television original equipment manufacturer located in China), accounted for 39% and 13% of total net sales, respectively. In the nine months ended March 31, 2002, sales to two customers, Inno Micro (a supplier to Toshiba), and Acer accounted for 58% and 10% of total revenues, respectively. We anticipate that sales in future quarters will continue to depend primarily on sales to key customers.

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

Gross Profit

     Gross profit decreased to $4.2 million for the three months ended March 31, 2003, from $6.2 million for the three months ended March 31, 2002. Gross profit decreased to $12.1 million for the nine months ended March 31, 2003, from $17.8 million for the nine months ended March 31, 2002. The decrease was primarily the result of lower sales of 3D notebook products. The gross margin as a percentage of net sales for the three months ended March 31, 2003, increased to 36% as compared to 22% for the three months ended March 31, 2002. The gross margin as a percentage of net sales for the nine months ended March 31, 2003, increased to 32% as compared to 21% for the nine months ended March 31, 2002. The increase in gross margin as a percentage of net sales was primarily attributable to higher sales volume of DPTV products which have higher sales margins.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which often have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs. Our revenues are substantially dependent on significant sales of our XP4™ product, which we expect to ship in volume later in the fiscal year, and on increases in sales of PCs in general. Unless these occur, we do not expect our revenues to increase.

Research and Development

     Research and development expenses increased to $5.5 million for the three months ended March 31, 2003 from $5.2 million for the three months ended March 31, 2002. As a percent of net sales, research and development expenses increased to 47% for the three months ended March 31, 2003, from 18% for the three months ended March 31, 2002. Research and development expenses for the nine months ended March 31, 2003 increased to $17.0 million from $16.5 million for the nine months ended March 31, 2002. As a percent of net sales, research and development expenses increased to 45% for the nine months ended March 31, 2003, from 19% for the nine months ended March 31, 2002. The increase in research and development expenses as a percentage of net sales for the three and nine months ended March 31, 2003 compared to the three and nine months ended March 31, 2002 was primarily the result of lower sales generated while we maintained similar spending levels for research and development activities.

     We are in the process of developing our next generation 3D graphics technology. The new technology, which we call XP4, will be used in both the discrete and integrated products. Our graphics product development strategy is to focus on a balanced design with consideration of not only high performance, but also low cost and low power consumption. We also plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea, Taiwan, Europe and the U.S. However, we have experienced delays in availability of the XP4 and there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $3.0 million for the three months ended March 31, 2003 from $3.7 million for the three months ended March 31, 2002. As a percent of total net sales, selling, general and administrative expenditures increased to 26% for the three months ended March 31, 2003 from 13% for the three months ended March 31, 2002. Selling, general and administrative expenses decreased to $9.1 million in the nine months ended March 31, 2003 from $10.6 million for the nine months ended March 31, 2002. As a percent of total net sales, selling, general and administrative expenditures increased to 24% for the nine months ended March 31, 2003 from 13% for the nine months ended March 31, 2002. The decrease in selling and administrative expenditures in actual dollars was attributed primarily to a reduction in dealer and agency commissions due to lower sales and lower legal expenses. The Company intends to continue to monitor and control its selling, general and administrative expenses.

Investment in UMC and Other Investments

     As of March 31, 2003, the Company owned approximately 73.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001 to September 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off and included in earnings as an impairment loss on investments in accordance with SFAS No. 115 and APB No. 18, for the short-term and long-term portions of investments, respectively. See Part I, Item 1, Notes 8 and 10 to the condensed consolidated financial statements above for discussion of this investment and related losses.

     During the nine months ended March 31, 2003, the Company recognized impairment losses on investments other than UMC totaling $4.8 million as follows:

Optical applications company	$987,000
Fiber optic technology company	151,000
Circuit design company	500,000
Analog circuit design company	378,000
Optical networking company	831,000
Broadband networking company	1,370,000
Software development company	110,000
Venture capital funds	460,000

Total	$4,787,000

See Part I, Item 1, Notes 9 and 10 to the condensed consolidated financial statements above for discussion of these investments and related losses.

     During the nine months ended March 31, 2002, the Company also recognized impairment losses on investments other than UMC totaling $1.9 million as follows:

ADSL company	$270,000
Communications company	66,000
Broadband communications company	750,000
Voice over DSL communications company	850,000

Total	$1,936,000

     See Part I, Item 1, Notes 9 and 10 to the condensed consolidated financial statements above for discussion of these investments and related losses. While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Interest and Other Income (Expense), Net

     Interest and other expense, net, was $458,000 in the three months ended March 31, 2003 representing an expense of $489,000, partially offset by interest income of $31,000. This compares to interest and other income, net, of $106,000 in the three months ended March 31, 2002, representing interest income of $136,000, partially offset by $30,000 in other expense. In the nine months ended March 31, 2003, interest and other expense was $350,000, representing an expense of $489,000 partially offset by interest income $111,000. In the nine months ended March 31, 2002, interest and other expense equaled $294,000, representing primarily interest income of $475,000, partially offset by $181,000 in other expense. The decline in interest income for the three months and nine months ended March 31, 2003 was primarily attributed to lower average cash balances and lower applicable interest rates, as compared to the corresponding periods in 2002. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Provision (Benefit) for Income Taxes

     A provision for income taxes of $1.0 million was recorded for the nine months ended March 31, 2003. This provision mainly represents an adjustment to the valuation allowance. This is related to the decrease in unrealized gain from our UMC investments which decreased deferred tax liabilities, causing deferred tax assets to exceed deferred tax liabilities. The valuation allowance was increased so that the deferred tax assets would not exceed deferred tax liabilities.

     A benefit from income taxes of $440,000 was recorded for the three months ended March 31, 2002. A benefit from income taxes of $17.3 million was recorded for the nine months ended March 31,

2002, which was primarily related to our losses on investments for the quarter ended September 30, 2001.

Liquidity and Capital Resources

     As of March 31, 2003, our principal sources of liquidity included cash and cash equivalents of $8.8 million, which decreased from $21.2 million at June 30, 2002. During the nine months ended March 31, 2003, $12.2 million of cash was used in operations, compared to the nine months ended March 31, 2002, of which $3.1 million of cash was used in operations. Cash used in operations in the nine months ended March 31, 2003 was primarily due to net loss, an increase in inventories and a decrease in taxes payable, offset by a decrease in accounts receivable. Capital expenditures were $358,000 for the nine months ended March 31, 2003, compared to $1.5 million for the nine months ended March 31, 2002. An additional investment of $111,000 was made in the nine months ended March 31, 2003 as compared to $50,000 in the nine months ended March 31, 2002.

     Inventories increased to $4.8 million at March 31, 2003 from $3.2 million at June 30, 2002 primarily due to the production of our new XP4 products to meet the expected demand in the coming months.

     Accounts receivable decreased to $1.8 million at March 31, 2003 from $4.3 million at June 30, 2002 primarily due to a decline in sales.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at March 31, 2003 were as follows (in thousands):

Three months ending June 30, 2003	$500
Year ending June 30,
2004	1,800
2005	1,500
2006	1,600

Total minimum lease payments	$5,400

     As of March 31, 2003, we had unconditional purchase order commitments of approximately $8.5 million for wafers and chipsets. We also had outstanding commitments of $1.6 million relating to our investment in several venture capital funds.

     As of March 31, 2003, our investment in UMC, classified as short-term investment, was valued at $37.4 million. In addition, we held $4.4 million in UMC stock which is not available for resale as it is subject to certain contractual and other restrictions, including restrictions relating to retention of our allocated foundry capacity at UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares is subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of March 31, 2003, approximately 6.4 million shares are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

     There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all at such time or times as required by us. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to take advantage of unanticipated opportunities or to strengthen our financial position. Our ability to raise funds may be adversely affected by a number of factors relating to us as well as factors beyond our control, including the continued weakness of the desktop and notebook PC industry, volatility and uncertainty in the capital markets. There can be no assurance that any financing will be available on terms acceptable to us, if at all and any need to raise additional capital through the issuance of equity or convertible debt securities may result in additional, and perhaps significant dilution.

Factors That May Affect Our Results

We incurred an operating loss in the nine months ended March 31, 2003.

     We incurred an operating loss of $14.0 million in the nine months ended March 31, 2003. Future performance will substantially depend upon numerous factors, such as:

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

Changes in our business organization could affect our operations, or could fail to achieve the intended benefit.

     As a result of continued deterioration in our operating results, particularly results of our graphics business, we are exploring expense reduction, restructuring and other strategic alternatives to improve operating results and improve the long-term prospects of the Company. These alternatives include reviewing the opportunities to reorganize our existing operations, including the operations of two of our subsidiaries which we have contemplated spinning out, as further described below. While any action we take would be intended to improve our future prospects and enhance shareholder value, we may not be able to achieve these objectives through any of the actions we undertake.

     On January 18, 2000, our Board of Directors approved a spin-off of our Trident Technologies Inc. subsidiary and our Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary. The Trident Technologies, Inc. subsidiary is developing the Liquid Crystal Display (“LCD”) panel video controller chip product. The Trident Multimedia Technologies (Shanghai) Co. Ltd. subsidiary is involved in the joint development with us of graphic and digital media chips, and will market digital media chips as our representative in the China market. The operations of either of these entities may change, or may be combined with other parts of our existing operations. We currently own a majority interest in Trident Technologies, Inc. and a 100% interest in Trident Multimedia Technologies (Shanghai) Co. Ltd. The structure and timing of these spin-offs, and the nature of the operations at the time of spin-off will depend on a number of organizational, operational and marketing factors. We have not made all of the decisions necessary to complete these spin-offs. While we intend to structure the transactions in a manner to enhance our overall operations, the spin-offs will dilute the interests of our shareholders in the operations of the spun off entities and, particularly if the spin-offs do not increase their revenue and profitability, could adversely affect our financial results.

To be successful, we must continue to develop new products and to enhance our existing products.

     The graphics controller industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Any return to profitability and long-term success in the graphics business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of PC manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

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

Intense competition exist in the market for graphics controllers.

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

     We currently rely on a limited number of third-party foundries to manufacture our products either in finished form or wafer form. Generally, these foundries are not obligated to manufacture our products on a long-term fixed price base; however, due to the company’s investment in one foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

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

The market price of our common stock has been, and may continue to be, volatile.

     The market price of our common stock has been, and may continue to be, volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the graphics controller market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

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

     The graphics controller and digitally processed television markets are highly competitive. We, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed a number of lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

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

     As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are seeking investment opportunities in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders’ percentage ownership.

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

Given our presence in Asia, the outbreak of SARS may negatively impact our operating results.

     The recent outbreak of severe acute respiratory syndrome (SARS) that began in Asia and has since spread to Canada and other areas of the world could have a negative impact on our operations. In particular, we have customers, research and development and sales personnel and major third party suppliers located in the affected areas of Asia, and therefore, our normal operating processes and sales could be hindered by a number of SARS-related factors, including but not limited to:

•	disruptions to our research and development and sales activities in affected locations;

•	disruptions to our third-party suppliers located in affected locations;

•	disruptions to our customers’ operations in affected locations; and

•	reduced travel between ourselves, customers and suppliers.

If the number of cases continues to rise or spread to other areas, our business, financial conditions, operating results and cash flows could be materially and adversely harmed.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2003, $8.8 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2000, we recognized a pre-tax gain on investments of $115.0 million, primarily related to a $117.0 million gain on receiving shares in UMC in exchange for shares we held in UICC, a private company. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the fiscal year ended June 30, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of March 31, 2003, we had available-for-sale equity investments with a fair market value of $38.4 million of which $37.4 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of March 31, 2003 the balance of our long-term equity investments in non-public companies was $3.9 million.

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

Part II: Other Information

Item 1: Legal Proceedings

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement lawsuit in the U.S. District Court, District of Delaware, asserting infringement of two patents against the Company and requesting a reasonable royalty, lost profits and price erosion damages. On February 1, 2001, the Court granted summary judgment in favor of the Company that it did not infringe either patent. Other motions for summary judgment relating to damages issues remain unresolved. The Company expects the Court to enter judgment in its favor. NeoMagic has appealed the summary judgment on its infringement claims but the Company believes the appeal is premature. The Company expects to move to dismiss the appeal unless the Court permits NeoMagic to pursue the appeal before the Company’s antitrust counterclaim is resolved in the trial court. The Company asserted an antitrust counterclaim against NeoMagic, seeking compensatory damages, trebled damages, costs and attorney fees, which was stayed pending resolution of NeoMagic’s infringement claims at the District Court level. After the District Court granted summary judgment, the Company moved to lift the stay on its antitrust counterclaim. The briefing on this motion is completed and the parties are awaiting oral argument. On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction arguing that there is no final appealable order and that the Company’s antitrust counterclaim remains pending. On June 15, 2001, the Company filed its opposition appeal brief and renewed its request that the appeal be dismissed for lack of jurisdiction. On July 2, 2001, NeoMagic filed its reply brief. On July 31, 2001, the Federal Circuit dismissed NeoMagic’s appeal without prejudice as premature. NeoMagic subsequently moved the District Court to certify the Company’s summary judgment for immediate appeal pursuant to Federal Rules of Civil Procedure Rule 54(b). That motion was granted, as was the Company’s motion to lift the stay on its antitrust counterclaim so it could take limited discovery. On April 16, 2002, the Federal Circuit affirmed summary judgment on NeoMagic’s ‘955 patent in favor of the Company. The Federal Circuit affirmed portions of the district court’s claim construction on NeoMagic’s ‘806 patent, reversed others, and remanded the case to the district court for further proceedings on the ‘806 patent. However, the district court judge retired within days of the remand order, and the case has been reassigned to newly-appointed Judge Jordan. Magistrate Judge Thynge heard argument on claim construction, and both sides’ renewed motions for summary judgment on infringement issues, on November 5, 2002. On May 9, 2003, Judge Thynge granted summary judgment of non-infringement in the Company’s favor. We anticipate that NeoMagic will move for reconsideration and subsequently appeal the decision to the Federal Circuit.

     On April 10, 2003, Trident Microsystems (Far East) Ltd. filed suit against iGlobe Partners Fund, L.P. (“iGlobe Fund”), and certain related persons and entities, in the Superior Court of the State of California, County of Santa Clara. Trident Microsystems (Far East) Ltd. is a wholly-owned subsidiary of Trident Microsystems, Inc. In the lawsuit, Trident and other limited partners of the iGlobe Fund seek to rescind their multi-million dollar investment in the iGlobe Fund, and seek other monetary damages, on the basis of alleged fraud by iGlobe Fund and certain of its affiliates. Additionally, the plaintiffs assert claims for damages for breaches of contract and fiduciary duties in connection with the operation of iGlobe Fund. Finally, plaintiffs request declaratory orders that it is excused from satisfying capital calls of the iGlobe Fund.

     The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, the Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Item 2:	Changes in Securities and Use of Proceeds
Not applicable

Item 3:	Defaults upon Senior Securities
Not applicable

Item 4:	Submissions of Matters to a Vote of Security Holders
Not applicable

Item 5:	Other Information
Not applicable

Item 6: Exhibits and Reports on Form 8-K

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Director(10)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan(10)

99.1	Certification of Chief Executive Officer (7)

99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(10)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2003, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.

(Registrant)

/s/ Frank Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Peter Jen

Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

CERTIFICATIONS

I, Frank C. Lin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Trident Microsystems, Inc.(the registrant);

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

Dated: May 15, 2003	/s/ FRANK C. LIN

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

Dated: May 15, 2003	/s/ PETER JEN

Peter Jen
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to Director(10)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan(10)

99.1	Certification of Chief Executive Officer (7)

99.2	Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(10)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.