Form 10-K
period 2003-06-30
TRIDENT MICROSYSTEMS INC
filed 2003-09-26
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003	Commission file number 0-20784

TRIDENT MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification No.)

1090 East Arques Avenue Sunnyvale, California (Address of principal executive offices)	94085 (Zip code)

Registrant’s telephone number, including area code: (408) 991-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [  ] No [ X ]

          The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on December 31, 2002 ($3.70 per share), as reported on the NASDAQ National Market was approximately $32,168,214. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant’s $0.001 par value Common Stock outstanding on August 31, 2003, was 14,427,850.

          Part III incorporates by reference from the definitive proxy statement for the registrant’s 2003 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

PART I

Item 1. Business

          Since 1987 we have designed, developed and marketed very large-scale integrated circuits (“IC”) for videographics and multi-media products for the desktop personal computer (“PC”) market. In 1995 we began design and development of videographic IC’s for the notebook PC market which became our largest selling product area through 2002. In 2000, we restructured our organization into two business units, the Graphics Division, which concentrated primarily on videographics for the desktop and notebook PC market, and the Digital Media Division (DM), which designed and developed integrated circuits for digitally processed television (DPTV) for the consumer television market.

          On June 12, 2003 we announced that the assets of our Graphics Division will be acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI will be capitalized through a cash infusion from outside investors. This transaction closed on July 25, 2003 and we received a 30% equity interest in XGI. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003 to strengthen and extend our digitally processed television business. As a result of these transactions, we will be able to focus our resources on our restructured DM business as well as focus on other challenges and opportunities in the rapidly growing digital media market. After the close of this transaction we held a 90% equity interest in TTI.

          We have been investing in and experiencing success in the digital television market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is on the verge of a further, significant growth phase. We undertook our restructuring to allow us to build upon our prior success in this market by focusing our resources primarily on digital media products. We are optimistic that this will position Trident for a return to profitability.

          As a result of the restructuring, we expect to increase the resources devoted to the digital television market, but still reduce our overall expense level. We expect to experience additional benefits from focusing on digital media products. These include a broader customer base and, consequently, less dependence on a limited group of customers, as well as a longer product life and longer design cycle for our products. We believe these and other factors will position Trident for success in the market and for a more effective business model than the one we operated in the graphics industry.

          References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including Trident Technologies, Inc. (TTI) which was 63% owned as of June 30, 2003.

Markets and Products

          As we go forward into fiscal year 2004, our principle design, development and marketing effort will focus primarily on our Digital Media products. Our Digital Media Division accounted for 48% and 6% of total revenues for fiscal years ended June 30, 2003 and 2002, respectively. We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the world wide digital television market including specifically China, Japan, Korea and Taiwan. Designed for system design flexibility, and high integration level, our goal is for users of our single chip DPTV™ Video Processors(s) to benefit from feature rich devices at competitive prices. The DPTV video processor converts analog TV into an advanced progressive digital quality television. While we have developed valuable experience with digital video television, following the acquisition of our Graphics Division assets, we anticipate this market to generate substantially all of our revenues. However, there can be no guarantee that our digital television products will be accepted by the market or increase our revenues or profitability.

Current Digital Media Products:

          We have been developing products for other digital media applications, such as set top boxes and progressive television sets since 1999. The DPTV market in particular has begun to emerge as a high volume market for these products. Our DPTV products are designed to optimize and enhance video quality for various display devices, such as Cathode Ray Television (“CRTTV”), Liquid Crystal Display Television (“LCDTV”), Plasma Display Panel (“PDP”), Projection TV, Liquid Crystal Display projection.

          DPTV™3D. DPTV™3D integrates an advanced 3-D digital comb video decoder for NTSC, PAL, and SECAM formats. Based on Trident’s patented proprietary Unified Memory Architecture (UMA), DPTV™-3D digital comb video decoder does not require extra frame buffers for performing 3D comb filtering. With film-mode recovery, DPTV™-3D can accurately detect the frame rates of incoming video sources, and then correctly restore the video source to the original film mode sequences in play back. The motion adaptive de-interlacing and edge-smoothing feature of the DPTV™-3D further refines the video display quality. The DPTV™ chip enables a SDTV signal to display in Picture-In-Picture mode, Picture-Out-Picture mode, and 16:9 or 4:3 aspect ratio modes. DPTV™-3D supports non-linear scaling in panorama mode to ensure the most natural picture aspect ratio for the viewers. DPTV™-3D’s integrated 3-D digital comb video decoder has a built-in VBI circuit for closed captioning and V-chip for parental control that is EIA 608 compliant. Furthermore, DPTV™-3D’s graphic-based On-Screen Display provides the most user-friendly and graphic-oriented TV menu control interface.

          DPTV™MV. DPTVTMMV is a derivative of DPTV3DP. It has all the features of DPTV-3D, except that DPTVTMMV’s integrative video decoder is 2D comb filter video decoder. The DPTV™MV is the main component in the premier TV chipset solution on the market. Designed for maximum system design flexibility, users of Trident’s single chip DPTVTM Video Processor(s) will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solution(s). The DPTVTM-MV converts today’s analog TV into an advanced progressive TV quality. Decoded HDTV digital video streams can be formatted to different output display modes by DPTV. Trident’s DPTVTM product family propels the corporate mission of Digital Media For The Masses by delivering tomorrow’s digital media technology to today’s consumer.

          DPTV™3DPRO. The DPTV™3DPRO is Trident’s third generation DPTV single-chip mixed-signal video processor product. It integrates a high performance, multi-region 3D digital comb video decoder, a motion and edge adaptive de-interlacer with film mode recovery, scan rate and frequency conversion circuitries, and a graphical-based OSD for full support of today’s premier digital TV applications. DPTV™3DPRO uses Trident’s patented Unified Memory Architecture (UMA), which allows both 3D comb filter video decoding and video enhancement processing to share the same frame buffer memory made up of high-speed and cost-effective PC graphic memory. Designed for maximum system design flexibility, DPTV™3DPRO integrates all video interfaces to support hybrid digital and analog TV chassis applications. DPTV™3DPRO is ideal for applications in Digital TVs, Plasma TVs, LCD TVs, and Set-top boxes, where high precision video processing and scan rate frequency conversion are required. The users of Trident’s single chip DPTV™ video processor(s) will benefit from many features available while maintaining a price competitive advantage over the existing solution(s).

          PANELTV™3DPRO. The PANELTV™3DPRO is Trident’s third generation DPTV single-chip mixed-signal video processor product. It integrates a high performance, multi-region 3D digital comb video decoder, a motion and edge adaptive de-interlacer with film mode recovery, scan rate and frequency conversion circuitries, and a graphical-based OSD for full support of today’s premier digital TV applications. PANELTV™3DPRO uses Trident’s patented Unified Memory Architecture (UMA), which allows both 3D comb filter video decoding and video enhancement processing to share the same frame buffer memory made up of high-speed and cost-effective PC graphic memory. Designed for maximum system design flexibility, PANELTV™3DPRO integrates all video interfaces to support hybrid digital and analog TV chassis applications. The PANELTV™3DPRO uses a 320-pin BGA package allowing multiple video data input and output configurations. PANELTV™3DPRO is ideal for applications in Digital TVs, Plasma TVs, LCD TVs, and Set-top boxes, where high precision video processing and scan rate frequency conversion are required. The users of Trident’s single chip DPTV™ video processor(s) will benefit from many features available while maintaining a price competitive advantage over the existing solution(s).

          PANELPRO™-MM. The PanelPro™-MM is an advanced high-quality controller chip that designed with an external CPU for maximum system design flexibility, users of Trident’s single chip PanelPro™-MM Video Processor will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solution(s). The PanelPro™-MM integrates - Clamping, pre-amp, ADC, sync separator, scaling engine, and external SDRAM/SGRAM interface - to deliver a high quality, high integration controller for the mainstream LCD monitors with dual (VGA analog and digital) interfaces plus video inputs up to D4. The chip handles dual 24-bit digital RGB port, SYNC input, and separated 8-bit /16-bit digital port for video decoder connection. The SYNC input interfaces directly with any VGA/SVGA/XGA/UXGA graphics board or any other compatible source. The PanelPro™-MM accepts video signals from both 8/16-bit YUV CCIR601 or 8-bit CCIR656 formats from a video decoder and receives digital signals from an external DVI transmitter. It delivers 48-bit digital data and all essential control signals for driving an 8-bit or 6-bit TFT LCD panel. Frame rate conversion is also supported with external SDRAM / SGRAM.

          TVX2. Trident’s TVX2 is a versatile NTSC/PAL TV encoder chip equipped with an advanced, programmable multi-tap TV de-flicker and UV chroma filter that provides sharp text, superb graphics, and vivid video quality while substantially reducing dot crawl and color bleeding for computer images displaying on TV. TVX2 enables Entertainment PC applications such as 3D gaming, web TV, video conferencing, etc. to be displayed on television.

Products in Development:

          Trident’s product market strategy is to continually provide the most integrated video processor solution to the market. Trident is the world’s first and in many cases, the only company to integrate high precision ADC, advanced 3D comb filter video decoder, de-interlacer, and scaler into a single chip. We intend to lead the industry in innovations and we are planning introductions of the next generation of DPTV chips in the current fiscal year.

          Trident and TrueVideo are registered trademarks DPTV™3D, DPTV™MV, DPTV™3DPRO, PANELTV™3DPRO, PANELPRO-MM™, and are trademarks of the Company as of June 30, 2003. Other trademarks used in this report are the property of their respective owners.

Graphics Products:

          As a result of the sale of the assets of our Graphics Division, we will no longer produce graphics chips for the PC market. Graphics chips accounted for the majority of our revenue in fiscal 2003 and all prior periods.

Sales, Marketing and Distribution

          We sell our products primarily through direct sales efforts. Our digitally processed television products are marketed primarily from our sales offices in Taipei, Taiwan; Shanghai, China; and Sunnyvale, California. Our graphics products were marketed from our sales offices in Taipei, Taiwan; Hong Kong, China; Houston, Texas and Sunnyvale, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support its direct customers. We also market our products through independent sales representatives and distributors.

          Our future success depends in large part on the success of our sales to leading digital television manufacturers. The focus of our sales and marketing efforts will be to increase sales to the leading digital television manufacturers and OEM channels. Competitive factors of particular importance in such markets including TV platform support, performance and the integration of functions on a single integrated circuit chip.

          Our digitally processed television manufacturers include leading manufacturers of TVs in China, Taiwan, Japan and Korea. We service these customers primarily through our sales forces in the United States, Taiwan and China. As digital television is rapidly developing in the United States, Europe, Japan, Korea, China and elsewhere, we expect that leadership in this industry will also rapidly change, and our objective is to become a supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV is deployed in those markets.

          During fiscal 2003 our desktop customers were primarily Asian adapter card manufacturers who sell their products to PC manufacturers, and distributors. However, in the past few years leading PC systems manufacturers have significantly increased their share of the PC market, displacing in part some of the Asian adapter card manufacturers. While many PC manufacturers based in Asia may sell PCs to leading systems manufacturers for resale, the choice of components for these PCs generally is made by the leading systems manufacturers. Consequently, we made a major effort to design products to fill the needs of leading PC systems manufacturers as well as the needs of adapter card manufacturers.

          Our notebook customers were primarily worldwide brandname notebook PC manufacturers and Taiwanese OEM/ODM (original equipment manufacturers/original design manufacturers) notebook PC manufacturers. Whether manufactured by the PC company or an OEM/ODM, the notebook product was distributed primarily through brandname sales channels. With the merging of the assets of our Graphics Division into XGI, technical support required by these customers will be supplied by XGI.

          During fiscal year 2003, we generated 98% of our revenues from Asia. Major PC systems manufacturers often take delivery of their products in Asia for production purposes, and such sales by us are reflected in the Company’s revenues in Asia. A small number of customers frequently account for a majority of our sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 11 to the Consolidated Financial Statements.

Manufacturing

          We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. We have, however, made a substantial investment to help ensure capacity, as described below. Our wholly-owned subsidiary, Trident Technology, Inc. will provide manufacturing operations for our Digital Media Business Unit after the closing of our restructuring in August 2003.

          In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we entered into a joint venture agreement in August 1995 with United Microelectronics Corporation (“UMC”), a Taiwanese publicly traded company and one of our current foundries, under which we invested approximately U.S.$49.3 million for an equity interest in a joint venture with UMC and other venture partners known as United Integrated Circuits Corporation (UICC). We are guaranteed a maximum wafer capacity of approximately 3,000 wafers per month from the wafer fabrication facility of the venture. On January 3, 2000, UMC acquired UICC. As a result of this merger, and a 20% stock dividend payable to shareholders of record May 16, 2000, the total shares of our investment in UMC equals approximately 73.8 million shares as of June 30, 2003 which represents about 0.5% of the outstanding stock of UMC. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the shares. If our total shareholdings fall below one-half of their initial percentage of shares, our production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, our production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2003, approximately 6.4 million shares with a carrying value of $4.4 million are subject to this lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so. However, at present, we do not have an intent to sell any of the stock in the immediate future.

          In fiscal 2003, our primary foundry was UMC. We will continue to explore arrangements for additional capacity commitments, although there is no assurance that any additional agreements will be executed, or that additional capacity is required.

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

          Our reliance on third party foundries and assembly and testing houses involves several risks including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. We often conduct business with foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, except as set forth in the above-mentioned contracts or agreements, such foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

Research and Development

          We have spent approximately $21.6 million, $22.2 million and $20.0 million on Company sponsored research and development activities during fiscal 2003, 2002 and 2001, respectively. We have conducted substantially all of our product development in-house and as of June 30, 2003 our staff of research and development personnel equaled 259, which included 109 employees under the graphics division.

Competition

          The markets in which we compete are highly competitive and we expect that competition will increase. The principal factors of competition in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc. and Genesis Microchip, Inc. Other smaller competitors supplying LCDTV chip sets may arise in the future. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

          We plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital set top boxes for the digitally processed television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and other expenditures to stay competitive in this market. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market. However, these efforts may not be successful.

International Operations

          Our wholly-owned subsidiary, Trident Far East, maintains offices in Hong Kong, China. Trident Far East is responsible for the manufacturing of our products and is principally responsible for international sales activities and for operation of the Hong Kong and Taiwan offices. The Hong Kong office provides sales and technical support for customers in Hong Kong and logistical support for customers in Hong Kong and Taiwan. The Taiwan office provides sales and technical support for customers in their respective regions. The Taiwan office directly hires its own employees. We have established research and development facilities in Hsinchu, Taiwan and Shanghai, China. Management has combined the Taiwan office and the Taiwan research and development facility into one company, Trident Technologies Inc. On August 25, 2003, the assets of our Digital Media Division, which were previously operated under the U.S. head office, were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, to strengthen and extend our digitally processed television business.

          During fiscal years 2003 and 2002, all of our DPTV sales occurred in Asia. During fiscal year 2003, 2002 and 2001, sales to OEM, ODM and adapter card customers in Asia accounted for approximately 97% of our net sales of graphic chips. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of revenues. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations. While we have not experienced any material adverse effects on our operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices.

Intellectual Property

          We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained various digital video processing technology patents with other patents pending. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. While we will maintain certain rights and obligations with respect to our graphics technology, substantially all such rights for the PC graphics field were transferred as part of the XGI transaction.

          The semiconductor industry is characterized by frequent litigations regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, we have been in litigation with NeoMagic Corporation which is described in more detail under “Item 3. Legal Proceedings.” There can be no assurance that this litigation will be resolved in favor of us or that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. The NeoMagic litigation or similar litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including the People’s Republic of China, Taiwan and Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

Segments

          For fiscal years ended June 30, 2003, 2002 and 2001, the digital media segment accounted for $25.6 million, $6.2 million and $2.8 million in revenues, respectively. As a percentage of revenues for fiscal years ended June 30, 2003, 2002 and 2001, the digital media segment accounted for 48%, 6% and 2%, respectively. The digital media segment had an operating income of $1.9 million for the fiscal year ended June 30, 2003, and an operating loss of $3.9 million for the fiscal year ended June 30, 2002.

Employees

          As of June 30, 2003, we had 257 full time employees in our Digital Media division, including 150 in research and development, 31 in product testing, quality assurance and operations functions, 41 in marketing and sales and 35 in finance, human resources, and administration. As of June 30, 2003, our Digital Media division had 45 employees in the United States, 149 in Shanghai, China, 46 in Taiwan and 17 in Hong Kong. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

          We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

          You may obtain a free copy of our annual reports on Form 10-K and quarterly reports on Form 10-Q and any amendments to these reports on the day of filing with the SEC or on our website on the World Wide Web at http://www.tridentmicro.com. We do not make available on our website current reports on Form 8-K because we state on our website the location where such filings can be found on the SEC website and on http://www.FreeEdgar.com. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports by contacting the Investor Relations Department at our corporate offices by calling 408 991-8090 or by sending an e-mail message to investor@tridentmicro.com .

Item 2. Properties

          We lease a building of approximately 34,000 square feet on 1090 East Arques Avenue in Sunnyvale, California, pursuant to a lease which expires in June 2006. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. Our other leases include a 6,000 square-foot office in Hong Kong, China, for the Hong Kong branch office of our Trident Far East subsidiary, a 9,000 square-foot sales office in Taipei, Taiwan, a 14,000 square-foot research and development facility in Hsinchu, Taiwan, a 4,000 square-

foot sales office in Shenzhen, China; a 36,000 square-foot research and development facility in Shanghai, China, and a 1,000 square-foot sales office in Beijing, China. Also, in fiscal year 2003, we leased a 500 square-foot sales office in Houston, Texas for marketing our graphics products.

Item 3. Legal Proceedings

          On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against us in the United States District Court for the District of Delaware, Case No. 98-CV-699. On January 25, 1999, we answered the complaint and filed a counterclaim alleging violation of Section 2 of the Sherman Act. The antitrust counterclaim was stayed by the Court pending the outcome of NeoMagic’s patent infringement claim. The parties filed motions for summary judgment concerning infringement on December 23, 1999 and January 11, 2000. The Court issued its order regarding patent claim construction on May 8, 2000. Following additional briefing on the issue of infringement, on February 1, 2001, the Court issued its second order regarding patent claim construction and granted our motion for summary judgment of non-infringement. On February 28, 2001, NeoMagic filed its notice of appeal of the Court’s February 1, 2001 order to the United States Court of Appeal for the Federal Circuit. On April 5, 2001, we filed a motion to lift the stay on its antitrust counterclaim. On September 7, 2001, the District Court granted our motion to lift the stay on our antitrust counterclaim and discovery on the counterclaim is proceeding.

          On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, we filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction because there is no final appealable order and our antitrust counterclaim remained pending. On August 1, 2001, the Federal Circuit granted our motion and dismissed NeoMagic’s appeal.

          On August 3, 2001, NeoMagic requested that the United States District Court of Delaware enter an order under the Federal Rules of Civil Procedure Rule 54(b) certifying the February 1, 2001 summary judgment order as a final judgment. On August 27, 2001, the Court certified the February 1, 2001 order as a final judgment, and on August 29, 2001, NeoMagic again filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. NeoMagic filed its brief with the Federal Circuit on October 15, 2001 and we filed our reply brief on November 23, 2001. Argument was heard before the Federal Circuit on March 6, 2002.

          On April 17, 2002, the Federal Circuit issued an Order affirming-in-part and vacating-in-part the District Court’s summary judgment of non-infringement. The Federal Circuit upheld the District Court’s summary judgment determination as to non-infringement of U.S. Patent No. 5,650,955 in favor of us, but vacated-in-part the District Court’s summary judgment determination as to non-infringement of U.S. Patent No. 5,703,806, remanding the case back to the District Court for additional briefing on the issue.

          The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting our motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, we filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 30, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 9, 2003 summary judgment decision and granting our motion for clarification of the Court’s May 23, 2003 summary judgment decision. NeoMagic has asked us to stipulate to an order pursuant to Federal Rule of Civil Procedure Rule 54(b) certifying the July 30, 2003 Order as a final judgment and allowing immediate appeal of this decision to the Federal Circuit. We anticipate that NeoMagic will make a motion under Rule 54(b) if we decline to stipulate, and that such motion most likely would be granted, allowing immediate appeal of the July 30 Order granting us summary judgment of non-infringement.

          On April 10, 2003, Trident Microsystems (Far East) Ltd. filed suit against iGlobe Partners Fund, L.P. (“iGlobe Fund”), and certain related persons and entities, in the Superior Court of the State of California, County of Santa Clara. Trident Microsystems (Far East) Ltd. is a wholly-owned subsidiary of Trident Microsystems, Inc. In the lawsuit, Trident and other limited partners of the iGlobe Fund seek to rescind their multi-million dollar investment in the iGlobe Fund, or alternatively, to be excused from satisfying past and future capital calls of the iGlobe Fund. A tentative settlement of the suit has been reached by the parties.

          The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. We cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Item 4. Submission of Matters to a Vote of Securities Holders.

          None.

Executive Officers of the Registrant

          As of June 30, 2003, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position	Employed Since

Frank C. Lin	58	President, Chief Executive Officer and Chairman of the Board	1987

Jung-Herng Chang, Ph.D.	47	Senior Vice President, Engineering	1992

Peter Jen	57	Senior Vice President, Asia Operations and Chief Accounting Officer	1988

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

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

          The Company’s stock has been traded on the NASDAQ National Market since the Company’s initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the quarterly high and low sales prices for the Company’s common stock as reported by NASDAQ:

Year Ended June 30,	High	Low

2002
First Quarter	7.75	3.60
Second Quarter	7.97	4.15
Third Quarter	8.23	6.10
Fourth Quarter	8.56	7.95
2003
First Quarter	6.29	2.75
Second Quarter	4.20	2.31
Third Quarter	4.15	2.75
Fourth Quarter	9.70	3.30

          As of June 30, 2003, there were approximately 113 registered holders of record of the Company’s common stock.

          The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected and Supplementary Financial Data

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended June 30,
	2003	2002	2001	2000	1999
(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total Revenues	$52,752	$105,766	$128,226	$122,682	$89,255
Income (loss) from operations	(18,454)	(13,006)	2,394	(4,206)	(14,251)
Net income (loss)	(24,764)	(35,651)	(43,640)	68,107	(12,195)
Basic net income (loss) per share	(1.81)	(2.66)	(3.33)	5.07	(0.94)
Diluted net income (loss) per share	(1.81)	(2.66)	(3.33)	4.43	(0.94)

	June 30,
	2003	2002	2001	2000	1999

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$49,867	$84,018	$79,385	$149,706	$32,469
Working capital	41,171	73,802	79,191	115,211	37,498
Total assets	70,123	118,524	147,419	222,376	110,910
Long-term debt, less current portion	—	—	—	46	82
Total stockholders’ equity	52,160	90,656	105,366	155,961	93,381

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

          When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	the effects of our recent restructuring on our business and future financial results,

•	our prospects for success in the digital television market and its effect on our future financial results,

•	demand for and trends in revenue for our products,

•	the timing of availability and functionality of products under development,

•	future prospects for the digital television market,

•	trends in average selling prices,

•	the percentage of export sales,

•	outcome of pending litigation,

•	future investments and/or acquisitions,

•	devotion of resources and control of expenses related to new products, markets and internal business strategies,

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

Overview of Business

          The PC marketplace is characterized by intense price competition and rapid technological changes as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. It is in this difficult environment that we determined that it was in the best interest of our stockholders to merge our Graphics Division with another high tech company to improve the Graphics Division’s competitive situation and provide it with additional resources. On June 12, 2003 we announced that the assets of our Graphics Division will be acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI will be capitalized through cash infusion from outside investors. This transaction closed on July 25, 2003 and we received a 30% equity interest in XGI. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003 to strengthen and extend the company’s digitally processed television business. As a result of these transactions, we will be able to focus our resources on our restructured DM business as well as focus on other challenges and opportunities in the rapidly growing digital media market. After the close of this transaction we held a 90% equity interest in TTI.

          We have been investing in and experiencing success in the digital television market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is on the verge of a further, significant growth phase. We undertook our restructuring to allow us to build upon our prior success in this market by focusing our resources primarily on digital media products. We are optimistic that this will position Trident for a return to profitability.

          As a result of the restructuring, we expect to increase the resources devoted to the digital television market, but still reduce our overall expense level. We expect to experience additional benefits from focusing on digital media products. These include a broader customer base and, consequently, less dependence on a limited group of customers, as well as a longer product life and longer design cycle for our products. We believe these and other factors will position Trident for success in the market and for a more effective business model than the one we operated in the graphics industry.

Recent Developments

          In September 2003, we entered into an agreement with an independent venture capital fund to sell approximately one-third of our equity investment in XGI for cash of approximately $7.4 million. Upon consummation of the transaction, we will hold approximately 20% equity interests in XGI.

          In September 2003, we entered into an agreement with UMC and its designees to sell approximately 7% equity interests in our subsidiary, TTI, for cash of approximately $2.7 million. Upon consummation of the transaction, we will hold approximately 83% equity interests in TTI.

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

          We recognize product sales as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers are generally recognized upon shipment to end user customers.

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

          We currently evaluate our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Factors considered important that could result in an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the our business, significant negative industry or economic trends, and/or a significant decline in the our stock price for a sustained period of time.

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

Results of Operations

          The following table sets forth the percentages that consolidated statement of operations items are to revenues for the years ended June 30, 2003, 2002 and 2001:

	Year ended June 30,

	2003	2002	2001

Revenues	100%	100%	100%
Cost of revenues	72	78	70

Gross margin	28	22	30
Research and development	41	21	15
Selling, general and administrative	22	13	13

Income (loss) from operations	(35)	(12)	2
Loss on investments, net	(9)	(41)	(61)
Interest and other income(expense), net	(1)	1	2

Loss before income taxes	(45)	(52)	(57)
Provision (benefit) for income taxes	2	(19)	(23)

Net loss	(47)	(33)	(34)

Revenues

          Total revenues decreased in fiscal 2003 to $52.8 million, or 50%, from $105.8 million reported in fiscal 2002. The decrease in net product sales was primarily due to the decrease in unit volume shipments of desktop and notebook PC products in fiscal 2003. Sales of digitally processed television products represented approximately $25.6 million or 48% of total revenues in fiscal 2003 as compared to approximately $6.2 million or 6% in fiscal 2002. Sales of notebook products of $25.2 million were approximately 47% of total revenues in fiscal 2003 as compared to $96.2 million or 91% of total revenues in fiscal 2002. Sales of GUI desktop products were approximately $1 million or 2% of total revenues in fiscal 2003 as compared to approximately $2.6 million or 2% in fiscal 2002.

          Net product sales decreased in fiscal 2002 to $105.8 million, or 11%, from $119.0 million reported in fiscal 2001. The decrease in net product sales was primarily due to the decrease in unit volume shipments of desktop and notebook products in fiscal 2002. Sales of notebook products of $96.2 million were approximately 91% of total revenues in fiscal 2002 as compared to $102.3 million or 80% of total revenues in fiscal 2001. Sales of GUI desktop products were approximately $2.6 million or 2% of total revenues in fiscal 2002 as compared to approximately $8.7 million or 7% in fiscal 2001. Sales of digitally processed television products represented approximately $6.2 million or 6% of total revenues in fiscal 2002 as compared to approximately $2.8 million or 2% in fiscal 2001. Royalty and license revenue of $9.3 million was recorded in fiscal 2001 resulting primarily from a final payment from VIA in settlement of our litigation against VIA for products sold prior to March 31, 2000. We did not recognize the royalties in earnings until the quarter ended December 31, 2000 when the disputes were settled and the collectibility was assured.

          Sales to Asian customers, primarily in Japan, Hong Kong, Taiwan and China accounted for 98% of net sales in fiscal 2003. Sales to Asian customers, primarily in Japan and Taiwan, accounted for 99% of net sales in fiscal 2002. Sales to two customers, Inno Micro, which is a supplier of Toshiba, and Skyworth, a television original equipment manufacturer located in China, accounted for approximately 43% and 11% of net sales, respectively, for fiscal 2003. Sales to one customer, Inno Micro, which is a supplier of Toshiba, accounted for approximately 58% of net sales for fiscal 2002. Sales to three customers, Inno Micro, which is a supplier of Toshiba, and Quanta and Arima, which are suppliers of Compaq, accounted for approximately 23%, 16% and 15% of net sales for fiscal 2001, respectively. Substantially all of the sales transactions were denominated in U.S. dollars during all periods. In fiscal years 2003 and 2002 our sales to distributors were negligible. Sales to distributors represented 30% of net sales during the fiscal year ended June 30, 2001.

          On June 12, 2003, we announced a significant restructuring of our operations involving both our Graphics and Digital Media businesses. The assets of our Graphics Division were acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI was capitalized through a cash infusion from outside investors. This transaction closed on July 25, 2003 and we received a 30% equity interest in XGI. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003 to strengthen and extend our digital TV business. As a result of these transactions, we will be able to focus our resources on our restructured DM business as well as focus on other challenges and opportunities in the rapidly growing digital media market. We believe that this restructuring will position us as one of the leading contenders in the emerging digital media space and put us on track to return to profitability.

Gross Margin

          Gross margin as a percentage of total revenues increased to 28% in fiscal 2003 from 22% in fiscal 2002. The 6% increase was primarily due to an increase in the sales of DPTV chips which have higher margins than PC graphics products. Gross margin as a percentage of total revenues decreased to 22% in fiscal 2002 from 30% in fiscal 2001. The 8% decrease was primarily due to an increase in the cost of production of notebook chips. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

          Research and development expenses decreased to $21.6 million in fiscal 2003 from $22.2 million in fiscal 2002, and increased from $20.0 million in fiscal 2001. Research and development expenses as a percentage of total revenues were 41%, 21% and 15% in fiscal 2003, 2002 and 2001, respectively. The decrease in absolute dollars spent in fiscal 2003 was primarily the result of decreased spending on research and development relating to graphics products. The increase in the amount spent in fiscal 2002 was primarily the result of increased headcount relating to our efforts in developing advanced graphic and digitally processed television products such as the XP4™ graphics chip and our digitally processed television chip DPTV™-3D.

          We are currently planning to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea and Taiwan. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

          Selling, general and administrative expenses decreased to $11.9 million in fiscal 2003 from $13.6 million in fiscal 2002 and $16.5 million in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues were 23%, 13% and 13% in fiscal 2003, 2002 and 2001, respectively. Selling expenses were $6.5 million in fiscal 2003 as compared to $8.5 million and $7.9 million in fiscal 2002 and 2001, respectively. General and administrative expenses were $5.4 million in fiscal 2003 as compared to $5.1 million and $8.6 million in fiscal 2002 and 2001, respectively. Selling cost decreased in fiscal 2003 due to declining sales in graphics products. Selling costs increased in fiscal 2002 from 2001 due to higher sales representative commissions for our integrated notebook products. General and administrative expenses increased in fiscal 2003 compared to fiscal 2002 primarily due to an increase in consulting and legal expenses primarily relating to our restructuring activities. General and administrative expenses decreased in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in legal expenses.

Interest and Other Income(Expense) , Net

          Interest and other expense, net was $269,000 in fiscal 2003 representing an expense of $503,000 partially offset by interest income of $234,000. Interest income declined in fiscal 2003 due to lower cash balances and lower applicable interest rates as compared to the corresponding period in fiscal 2002. Net interest income decreased to $486,000 in fiscal 2002 from $1.7 million in fiscal 2001 due to lower cash balances and declining interest rates in money market accounts. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.

Provision/benefit for Income Taxes

          For fiscal 2003 we recorded a provision for income taxes of $1.0 million to increase our valuation allowance and reduce the carrying amount of our net deferred tax asset to zero. Based on our assessment of all available evidence, including consideration of historical and future estimated taxable losses, we concluded that it was more likely than not our net deferred tax asset was would not be realized. The net deferred tax asset arose during fiscal 2003 due to decreases in our deferred tax liabilities associated with cumulative unrealized holding gains on our UMC investment.

          We recorded a benefit for income taxes of $19.6 million and $30.1 million for the fiscal years ended June 30, 2002 and 2001, respectively. In both years, the income tax benefit was primarily due to the reversal of deferred tax liabilities as a result of the write-downs of our UMC investment.

Loss on investments, net

          On January 3, 2000, UMC acquired United Integrated Circuits Corporation (“UICC”), a company in which we had previously made an investment. We recorded a pre-tax gain of $117 million as a nonoperating gain in investment in our statement of operations during the year ended June 30, 2000. The gain represented the difference between the cost of our previous investment in UICC and the quoted market value of the UMC shares listed on the Taiwan Stock Exchange as of the date UMC acquired UICC. As of June 30, 2003, we owned approximately 73.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off against earnings as an impairment loss on investments in accordance with Statements of Financial Accounting (“SFAS”) No. 115 and Accounting Principles Board Opinion (“APB”) No. 18. See Part IV, Item 14, Note 4 to the Consolidated Financial Statements for discussion of this investment and the related losses.

          During the fiscal year ended June 30, 2003, we also recognized net impairment loss on investments other than UMC totaling $5.0 million as follows (in thousands):

Year ended
June 30,
2003
Optical applications company	$987
Fiber optic technology company	151
Circuit design company	500
Analog circuit design company	753
Optical networking company	831
Broadband networking company	1,370
Software development company	110
Venture capital funds	460
System design software company	(167)

Total	$4,995

During the year ended June 30, 2003, we recognized a gain on investment of $167,000 resulting from the additional shares received upon the achievement of certain milestones during the year ended June 30, 2003.

During the fiscal year ended June 30, 2002, we recognized net impairment loss on investments other than UMC totaling $2.7 million as follows (in thousands):

Year ended
June 30,
2002
ADSL company	$270
Communications company	66
Broadband communications company	750
Voice over DSL communications company	850
Optical networking company	349
Broadband server technology company	275
Venture capital funds	743
System design software company	(568)

Total	$2,735

          See Part II, Item 8, Note 5 to the Consolidated Financial Statements for discussion of these investments and the related losses.

Liquidity and Capital Resources

          As of June 30, 2003, our principal sources of liquidity included cash and cash equivalents of $5.1 million, decreased from $21.2 million at June 30, 2002. In fiscal year 2003, $16.8 million of cash was used by operations, as compared to $4.1 million in fiscal year 2002. The cash used by operations was primarily due to the operating loss and a decrease in income taxes payable, partially offset by a decrease in accounts receivable, prepaid expenses and an increase in accounts payable.

          Gross Accounts receivable decreased to $4.9 million at June 30, 2003 from $6.4 million at June 30, 2002. The decrease in accounts receivable was primarily due to a decrease in revenues in fiscal year 2003.

          Prepaid expenses declined to $734,000 at June 30, 2003 from $2.0 million at June 30, 2002. The decline was primarily due to a decrease in prepaid royalties, prepaid software maintenance and the repayment of an other receivable.

          The increase of $1.8 million in assets held for sale represents inventory of $1.7 million and fixed assets of $100,000 that represents assets to be transferred to XGI at the close of the merging transaction of the assets of our Graphics Division with XGI.

          Accounts payable increased to $8.0 million at June 30, 2003 from $6.7 million at June 30, 2002. The increase is mainly the consequence of materials purchases during fiscal year ended June 30, 2003.

          Capital expenditures in fiscal 2003, 2002, and 2001 were $457,000, $2.7 million and $2.1 million, respectively. Other significant cash outflows from investing and financing activities for the year ended June 30, 2001 represented the purchases of long-term investments of $6.1 million and treasury stock of $7.7 million.

          We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at June 30, 2003 were as follows (in thousands):

Years ending June 30:
2004	$1,800
2005	1,500
2006	1,600

Total minimum lease payments	$4,900

          As of June 30, 2003, we had unconditional purchase order commitments of approximately $ 2.0 million for wafers and chipsets.

          In October 1999, our Board of Directors authorized a one-year budget of $20.0 million allowing our President and executive officers to make equity investments in companies, with no more than $3.0 million in any one company or technology. As of June 30, 2003 cumulative purchases of investments totaled $14.7 million. Substantially all of these investments are in private companies developing technologies in areas in which we are focusing.

          As of June 30, 2003, the market value of our short-term investment in UMC was $43.5 million. In addition, we held $4.4 million in stock in other entities which was not available for resale as it is subject to certain contractual and other restrictions. We acquired the shares we hold in UMC as a result of a transaction we engaged in for the purpose of obtaining additional foundry capacity for our operations. In order to preserve our wafer capacity guarantee with UMC, there are certain limitations on our ability to sell the UMC shares. One-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2003, approximately 6.4 million shares are subject to this lock-up restriction. While we are an operating company and not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our shareholders to do so.

          We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

          As a result of our reorganization and the disposal of our graphics business, we believe that our liquidity will be positively affected as a result of the termination of a line of business which was using cash. In addition, we believe that we may be able to enhance our cash position through sales of equity interests in XGI and TTI.

Factors That May Affect Our Results

We incurred an operating loss in fiscal 2003.

We incurred an operating loss of $18.5 million in the fiscal year ended June 30, 2003 primarily due to unprofitable graphics operations.

          Our recent reorganization is intended to reduce our operating expenses and position the Company in a market in which we may be profitable in the future. In addition, we are trying to expedite new digital media product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products such as DPTV™3D, DPTV™MV, DPTV™3DPRO, PANELTV™3DPRO, PANELPRO-MM™, DPTV™SVP and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

Our success depends upon the digital television market and we must continue to develop new products and to enhance our existing products.

          The digitally processed television industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Any return to profitability and long term success in the digitally process television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as to specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

We have had fluctuations in quarterly results in the past and will continue to do so in the future.

          While we expect to experience improved financial performance as result of our restructuring, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

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

          Our revenues have historically been generated primarily from Asian customers, particularly customers in Taiwan, China and Japan. As a result of our focus on Digital Media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, Korea and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business which could adversely affect future results, including:

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements.

          Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Intense competition exist in the market for digital media products.

          We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc. and Genesis Microchip, Inc. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market.

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

          We currently rely on one third-party foundry to manufacture our products either in finished form or wafer form. Generally, foundries are not obligated to manufacture our products on a long-term fixed price base; however, due to the Company’s investment in one third-party foundry, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

          We have experienced delays in product shipments from a contract manufacturer and production problems, which in turn, delayed product shipments to our customers. Such delays often result in purchasing at a higher per unit product cost from other foundries or the payment of expediting charges so that we can obtain the required supply in a timely manner. We may in the future experience delays in shipments from foundries or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

The market price of our common stock has been, and may continue to be volatile.

          The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital television market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks in general and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

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

          The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed a number of lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

We are currently involved in intellectual property infringement claims, and may be involved in others in the future, which can be costly.

          Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. We are currently involved in such disputes. See Part I, Item 3 (“Legal Proceedings”). In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Our pending litigation and any future litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

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

Changes in our business organization will affect our operations.

          On June 12, 2003 we announced that the assets of our Graphics Division will be acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI will be capitalized through cash infusion from outside investors. This transaction closed on July 25, 2003 and we received a 30% equity interest in XGI. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003 to strengthen and extend the company’s digitally processed television business. As a result of these transactions, we will be able to focus our resources on our restructured DM business as well as focus on other challenges and opportunities in the rapidly growing digital media market. After the close of this transaction we held a 90% equity interest in TTI.

          As a result of our recently concluded reorganization and as we go forward into fiscal year 2004, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Our Digital Media Division accounted for 48% and 6% of revenues for fiscal years ended June 30, 2003 and 2002, respectively. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in China, Japan, Korea and Taiwan. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital television products will be accepted by the market or increase our revenues or profitability.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

          We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2003, approximately $5.1 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

          We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant gains and losses on our equity investments. For the fiscal year ended June 30, 2001, we recognized a pre-tax loss of $77.8 million of which $76.4 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. For the fiscal year ended June 30, 2002, we recognized a pre-tax loss of $40.3 million of our investments in public companies of which $40.0 million related to a decline in the market value of shares in UMC that we concluded was other-than-temporary. As of June 30, 2003, we had available-for-sale equity investments with a fair market value of $44.8 million including $43.5 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

          We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the fiscal year ended June 30, 2003, we recognized a net loss of approximately $5.2 million of our investments in private companies that we concluded was other-than-temporary. As of June 30, 2003, the balance of our long-term equity investments in non-public companies was $3.6 million.

Item 8. Financial Statements and Supplementary Data

          The following documents are filed as a part of this Report:

Report of Independent Auditors

To the Board of Directors and Stockholders of
Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
July 22, 2003

Trident Microsystems, Inc.
Consolidated Balance Sheet

	June 30,
(in thousands, except per share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,085	$21,193
Short-term investment - UMC	43,541	61,672
Short-term investments - other	1,241	1,153
Accounts receivable, net	4,338	4,284
Inventories	2,318	3,190
Deferred income taxes	–	1,247
Prepaid expenses and other current assets	734	1,953
Assets held for sale	1,800	–

Total current assets	59,057	94,692
Property and equipment, net	2,789	4,710
Investment - UMC	4,375	10,063
Investments - other	3,569	8,642
Other assets	333	417

Total assets	$70,123	$118,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,974	$6,709
Accrued expenses	8,332	10,201
Income taxes payable	1,580	3,980

Total current liabilities	17,886	20,890
Deferred income taxes – non-current	–	6,338
Minority interest in subsidiary	77	640

Total liabilities	17,963	27,868

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,945 and 15,548 shares issued and outstanding	16	16
Additional paid-in capital	57,736	56,303
Treasury stock, at cost, 1,950 shares	(17,952)	(17,952)
Retained earnings	14,581	39,345
Accumulated other comprehensive income (loss)	(2,221)	12,944

Total stockholders’ equity	52,160	90,656

Total liabilities and stockholders’ equity	$70,123	$118,524

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2003	2002	2001

Revenues
Product sales	$52,752	$105,766	$118,959
Royalty and license revenue	–	–	9,267

Total revenues	52,752	105,766	128,226
Cost of revenues	37,720	82,970	89,346

Gross profit	15,032	22,796	38,880
Research and development expenses	21,600	22,218	20,031
Selling, general and administrative expenses	11,886	13,584	16,455

Income (loss) from operations	(18,454)	(13,006)	2,394
Loss on investments, net	(4,995)	(42,715)	(77,808)
Interest and other income (expense), net	(269)	486	1,712

Loss before income taxes	(23,718)	(55,235)	(73,702)
Provision (benefit) for income taxes	1,046	(19,584)	(30,062)

Net loss	$(24,764)	$(35,651)	$(43,640)

Basic and diluted net loss per share	$(1.81)	$(2.66)	$(3.33)

Shares used in computing basic and diluted per share amounts	13,683	13,419	13,087

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Stockholders’ Equity

						Accumulated
		Common	Additional			Other	Total
		Stock	Paid-in	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Income(Loss)

Balance at June 30, 2000	14,479	$14	$52,240	$(10,281)	$118,636	$(4,648)	$155,961
Issuance of common stock	732	1	2,851	–	–	–	2,852
Purchase of treasury stock	–	–	–	(7,671)	–	–	(7,671)
Unrealized loss on short-term investments	–	–	–	–	–	(2,136)	(2,136)	$(2,136)
Net loss	–	–	–	–	(43,640)	–	(43,640)	(43,640)

Comprehensive income								$(45,776)

Balance at June 30, 2001	15,211	15	55,091	(17,952)	74,996	(6,784)	105,366
Issuance of common stock	337	1	1,212	–	–	–	1,213
Unrealized gain on short-term investments	–	–	–	–	–	19,728	19,728	$19,728
Net loss	–	–	–	–	(35,651)	–	(35,651)	(35,651)

Comprehensive loss								$(15,923)

Balance at June 30, 2002	15,548	16	56,303	(17,952)	39,345	12,944	90,656
Issuance of common stock	397	–	1,433	–	–	–	1,433
Unrealized loss on short-term investments	–	–	–	–	–	(15,165)	(15,165)	$(15,165)
Net loss	–	–	–	–	(24,764)	–	(24,764)	(24,764)

Comprehensive loss								$(39,929)

Balance at June 30, 2003	15,945	$16	$57,736	$(17,952)	$14,581	$(2,221)	$52,160

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net loss	$(24,764)	$(35,651)	$(43,640)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,320	1,551	2,397
Provision for doubtful accounts and sales returns	(1,493)	692	311
Loss on investments, net	4,995	42,715	77,808
Deferred income taxes, net	3,642	(21,351)	(28,946)
Stock-based compensation	105	–	–
Changes in assets and liabilities:
Accounts receivable	1,439	4,271	(3,466)
Inventories	872	7,479	(7,293)
Prepaid expenses and other current assets	719	1,524	(1,259)
Assets held for sale	(1,800)	–	–
Other assets	84	213	304
Accounts payable	1,265	(5,120)	4,505
Accrued expenses	(788)	(2,945)	630
Income taxes payable	(2,400)	2,940	(556)
Minority interest in subsidiary	(563)	(428)	(188)

Net cash provided by (used in) operating activities	(17,367)	(4,110)	607

Cash flows from investing activities:
Sales of long-term investments	–	650	–
Purchases of property and equipment	(458)	(2,702)	(2,055)
Purchases of long-term investments	(111)	(503)	(6,059)
Repayment of other current assets	500	–	–

Net cash used in investing activities	(69)	(2,555)	(8,114)

Cash flows from financing activities:
Issuance of common stock	1,328	1,213	2,852
Principal repayments of capital leases	–	(32)	(38)
Purchase of treasury stock	–	–	(7,671)

Net cash provided by (used in) financing activities	1,328	1,181	(4,857)

Net decrease in cash and cash equivalents	(16,108)	(5,484)	(12,364)
Cash and cash equivalents at beginning of year	21,193	26,677	39,041

Cash and cash equivalents at end of year	$5,085	$21,193	$26,677

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

On June 12, 2003, the Company announced that it would transfer its graphics division in Sunnyvale, California to XGI Technology, Inc. (“XGI”), a company incorporated in Taiwan, in exchange for stock of XGI. XGI is a newly formed company to which Silicon Integrated System Corporation, a company incorporated in Taiwan, transferred its graphics business. The transaction was structured as two simultaneous transactions, with the Company receiving cash for the assets of the Graphics Division in one transaction, and simultaneously using that cash to acquire a 30% equity interest in XGI.

On July 25, 2003, the Company closed the transaction and received cash of approximately $13.1 million in connection with the transfer of its graphics division to XGI. The Company estimates it will record a pre-tax gain of approximately $8.6 million related to the transaction in the quarter ending September 30, 2003. The Company also made a 30% equity investment in XGI for cash of approximately $13.1 million.

In September 2003, the Company entered into an agreement with an independent venture capital fund to sell approximately one-third of its equity investment in XGI for cash of approximately $7.4 million. Upon consummation of the transaction, the Company will hold approximately 20% equity interests in XGI.

In September 2003, the Company entered into an agreement with UMC and its designees to sell approximately 7% equity interests in our subsidiary, TTI, for cash of approximately $2.7 million. Upon consummation of the transaction, the Company will hold approximately 83% equity interests in TTI.

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

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

Income Taxes. The Company accounts for income taxes using the asset and liability method, under which the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities. The Company does not record a deferred tax provision on unremitted earnings of foreign subsidiaries to the extent that such earnings are considered permanently invested. A valuation allowance is provided against deferred tax assets unless it is considered to be more likely than not that they will be realized.

Net Loss per Share. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net loss per share excludes potential common stock if the effect is antidulitive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Foreign Currency Transactions. The functional currency of the Company’s operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign transaction gains and losses were not material for each period presented.

Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Had compensation cost for the Company’s stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted amounts as follows:

	Year Ended June 30,
(in thousands, except per share data)	2003	2002	2001

Net loss:
Net loss as reported	$(24,764)	$(35,651)	$(43,640)
Add: stock-based compensation included in reported net loss.	105	—	—
Less: stock-based compensation determined under the fair value based method for all rewards.	(2,171)	(2,444)	(2,896)

Pro forma net loss	$(26,830)	$(38,095)	$(46,536)

Basic and diluted net loss per share:
As reported:	$(1.81)	$(2.66)	$(3.33)

Pro forma:	$(1.96)	$(2.84)	$(3.56)

Weighted average fair value of options granted were $3.01, $3.26 and $3.13 for fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Comprehensive income/loss. The unrealized gains and losses on marketable equity securities are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income/loss.”

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principal difference between SFAS No.146 and EITF Issue No. 94-3 relates to SFAS No.146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee and further requires a guarantor to provide additional disclosures regarding guarantees. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods that end after December 15, 2002. The adoption of this Interpretation does not have any effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and is effective for interim periods, beginning after December 15, 2002, the adoption of this statement does not have a material effect on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt this Statement in the quarter ending September 30, 2003 and the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

2.	Balance Sheet Components

	June 30,
(in thousands)	2003	2002

Accounts receivable, net:
Trade accounts receivable	$4,947	$6,386
Less: allowance for doubtful accounts and sales returns	(609)	(2,102)

	$4,338	$4,284

Inventories:
Work in process	$549	$585
Finished goods	1,769	2,605

	$2,318	$3,190

Assets held for sale:
Inventories	$1,700	$—
Property and equipment	100	—

	$1,800	$—

Property and equipment, net:
Machinery and equipment	$10,264	$12,140
Furniture and fixtures	1,435	1,644
Leasehold improvements	838	944

	12,537	14,728
Less: accumulated depreciation and amortization	(9,748)	(10,018)

	$2,789	$4,710

Accrued expenses:
Compensation accruals	$2,375	$2,670
Professional fee accruals	1,341	1,456
Sales rebate accruals	464	784
Nonrecurring engineering charges	142	654
Dealer commission accruals	330	512
Other	3,680	4,125

	$8,332	$10,201

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

3.	Net Loss Per Share

Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Year Ended June 30,
(in thousands, except per share data)	2003	2002	2001

Basic and diluted net loss per share
Net loss	$(24,764)	$(35,651)	$(43,640)
Weighted average common shares	13,683	13,419	13,087
Basic and diluted net loss per share	$(1.81)	$(2.66)	$(3.33)

Common stock equivalents not included in the calculation because they are antidilutive	2,101	3,605	3,034

4.	Investment in UMC

In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20% stock dividend payable to shareholders of record May 16, 2000, and a 15% stock dividend payable to shareholders of record July 21, 2001. The only change in the number of shares in UMC held by the Company from January 3, 2000 to June 30, 2003 was the increase resulting from the stock dividends. As of June 30, 2003, the Company owned approximately 73.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

Due to an increase in the market value of UMC’s stock price from October 1, 2001 to June 30, 2002, an unrealized gain of $13.0 million was recorded in equity as “accumulated other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $13.0 million is equal to a $21.6 million increase in market value of our short-term investment in UMC from October 1, 2001 to June 30, 2002, less deferred income taxes of $8.6 million relating to the unrealized gain.

Due to a decrease in the market value of UMC’s stock price from October 1, 2002 to June 30, 2003, an unrealized loss of $15.2 million was recorded in equity as “accumulated other comprehensive loss” in

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $15.2 million is equal to a $23.8 million decrease in market value of our short-term investment in UMC from October 1, 2002 to June 30, 2003, and the reversal of deferred income taxes of $8.6 million relating to the unrealized gain for the year ended June 30, 2002.

In order to preserve the 12.5% wafer capacity guarantee of the UICC facility, which guarantees a maximum of approximately 3,000 wafers per month, there are certain limitations on the Company’s ability to sell the UMC shares. If the Company’s total shareholdings fall below one-half of the initial percentage of shares held in UMC, the Company’s production capacity will be reduced by at least 50%, and depending on the interpretation of the foundry capacity agreement between the parties, the Company’s production capacity could be reduced by substantially more than 50%. In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. As of June 30, 2003, approximately 6.4 million shares with a carrying value of $4.4 million are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 67.4 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $43.5 million as of June 30, 2003. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

5.	Investments in other companies

During the fiscal years ended June 30, 2003 and 2002, the Company also recognized net impairment loss on investments other than UMC totaling approximately $5.0 million and $2.7 million, respectively, as follows (in thousands):

Year ended
June 30,
2003
Optical applications company	$987
Fiber optic technology company	151
Circuit design company	500
Analog circuit design company	753
Optical networking company	831
Broadband networking company	1,370
Software development company	110
Venture capital funds	460
System design software company	(167)

Total	$4,995

In May 2000, the Company invested $750,000 in a private company engaged in optical applications technology. In June 2001, an additional $509,000 was invested in the company. In the year ended June 30, 2003, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, an amount of the investment of $987,000 was written off against earnings in accordance with APB No. 18.

In June 2000, the Company invested $500,000 in a private company engaged in fiber optic technology. In the quarter ended June 30, 2002, the Company recorded an other-than-temporary impairment of $349,000. In the year ended June 30, 2003, the Company further determined that the prospects for recovery of the investment were unfavorable given the market position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, the remaining investment of $151,000 was written off against earnings in accordance with APB No. 18. The company ceased its operations during the quarter ended March 31, 2003.

In February 2000, the Company invested $500,000 in a private company engaged in integrated circuit design. In the year ended June 30, 2003, the Company determined that the prospects for recovery of the investment were unfavorable given the deteriorating cash position of the company and the company’s operating losses. Accordingly, all of the investment was written off against earnings in accordance with APB No. 18.

In May 2000 to May 2002, the Company invested $753,000 in a private company engaged in analog integrated circuit design. In the year ended June 30, 2003, the Company determined that the cash position of the company was poor and there was reasonable doubt the company may not be able to raise additional funds. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, all of the investment was written off against earnings in accordance with APB No. 18.

In December 1999 and January 2003, the Company invested a total of $1.1 million in a private company engaged in optical networking. In the year ended June 30, 2003, the Company determined that the fair value of the shares had decreased significantly based on the purchase price agreed by an acquiring company. Therefore, the Company assessed the fair value of its investment and concluded that the impairment was other-than-temporary. Accordingly, $831,000 of the investment was written off against earnings in accordance with APB No. 18.

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

In March 2000, the Company invested $287,000 in a private company engaged in software development. In the year ended June 30, 2003, the Company determined that revenue growth had not been achieved and the investment’s financial position had deteriorated significantly. Therefore, the Company assessed the fair value of its investment based on the investment’s latest financial position and concluded that the impairment was other-than-temporary. Accordingly, $110,000 of the investment was written off against earnings in accordance with APB No. 18.

From December 1999 to November 2001, the Company invested $3.4 million in several venture capital funds. In the year ended June 30, 2003, losses of $460,000 were recorded as an other-than-temporary impairment and written off against earnings.

In May 2000, the Company invested $250,000 in a private system design software company. This company was acquired by a publicly traded design software company during May 2002. The acquisition resulted in the Company receiving shares of the acquiring company which had fair value in excess of the original investment. Therefore, a gain of $568,000 was recorded in the year ended June 30, 2002. During the year ended June 30, 2003, the Company received additional shares in the acquiring company upon the achievement of certain milestones, and accordingly, an additional realized gain of $167,000 was recognized.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

During the fiscal year ended June 30, 2002, the Company recognized net impairment losses on investments other than UMC totaling approximately $2.7 million as follows (thousands):

Year ended
June 30,
2002
ADSL company	$270
Communications company	66
Broadband communications company	750
Voice over DSL communications company	850
Optical networking company	349
Broadband server technology company	275
Venture capital funds	743
System design software company	(568)

Total	$2,735

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

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

In May 2000, the Company invested $250,000 in a private system design software company. This company was acquired by a publicly traded design software company during May 2002. The acquisition resulted in the Company receiving shares of the acquiring company which had fair value in excess of the original investment. Therefore, a gain of $568,000 was recorded in the quarter ended June 30, 2002. Subsequent to the acquisition, and prior to June 30, 2002, the fair value of the acquiring company’s stock decreased, resulting in an unrealized loss of $99,000 which was recorded in equity as “other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The net loss of $99,000 is equal to a $165,000 decrease in market value of the short-term investment on June 30, 2002, less deferred taxes relating to the unrealized loss of $66,000.

6.	Comprehensive Income (Loss)

Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of June 30, 2003 and 2002 are as follows (in thousands):

	June 30,
	2003	2002

Unrealized gain (loss) on short-term investments:
UMC	$(2,245)	$12,973
Other	24	(29)

Total	$(2,221)	$12,944

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

7.	Other current assets

Included in other current assets at June 30, 2002 was a $500,000 loan to Mr. Frank Lin, the Company’s President and Chief Executive Officer. In accordance with an agreement dated April 27, 2000 and an amendment to this agreement approved by the Company’s Board of Directors on April 22, 2002, this loan was provided to Mr. Lin for his personal use. It was settled in full on April 27, 2003 with accrued interest of $60,350. Mr. Lin used shares of the Company’s stock he acquired several years ago as collateral for the loan. This loan was not provided in relation to any purchase of the Company’s stock or the exercise of the Company’s stock options.

8.	Income Taxes The components of loss before income taxes are as follows:

	Year Ended June 30,
(in thousands)	2003	2002	2001

Income (loss) subject to domestic income taxes only	$(4,643)	$(43,515)	$(79,970)
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	(19,075)	(11,720)	6,268

	$(23,718)	$(55,235)	$(73,702)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
(in thousands)	2003	2002	2001

Current:
Federal	$–	$(6,722)	$–
State	–	(762)	–
Foreign	–	–	309

	$–	$(7,484)	$309

Deferred:
Federal	915	(9,624)	(26,136)
State	131	(2,476)	(4,235)

	1,046	(12,100)	(30,371)

	$1,046	$(19,584)	$(30,062)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The deferred tax assets (liabilities) are comprised of the following:

	June 30,
(in thousands)	2003	2002

Deferred tax assets:
Reserves and accruals	$2,085	$1,246
Research and development credits	9,753	7,686
Net operating losses	1,784	1,851
Capital loss	549	–
Other	90	250

Deferred tax assets	14,261	11,033
Valuation allowance	(12,353)	–

Deferred tax assets, net	1,908	11,033
Deferred tax liabilities:
Capital gains not recognized for tax	–	(8,978)
Unremitted earnings of foreign subsidiaries	(1,908)	(7,146)

	$–	$(5,091)

Presented as:
Deferred tax assets — current	$–	$1,247
Deterred tax liabilities — long-term	–	(6,338)

	$–	$(5,091)

As of June 30, 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $4.6 million and $3.7 million, respectively. Federal and state net operating losses will begin to expire in fiscal year ending 2019 and 2004, respectively. Federal and state tax-credit carryforwards were $6.7 million and $3.0 million, respectively. Federal tax credits will begin to expire in fiscal year ending 2017.

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year ended June 30,
	2003	2002

Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.9)	(5.9)
Research and development credit	(6.3)	(2.5)
Unbenefited foreign losses	30.0	7.9
Valuation allowance	21.6	–

Effective income tax rate	4.4%	(35.5)%

The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary’s undistributed earnings as of June 30, 2003.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

9.	Stock-Based Compensation

Stock Purchase Plans. In December, 2002, the Board of Directors of the Company (the “Board”) adopted the 2002 Employee Stock Purchase Plan reserving 675,000 shares of the Company’s common stock for future issuance. In October 1998, the Board adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company’s common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee’s compensation. The purchase price per share at which the shares of the Company’s common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal years 2003, 2002 and 2001, 146,000, 100,000 and 114,000 shares were issued under the 1998 Employee Stock Purchase Plan, respectively. During fiscal year 1999, 144,000 shares were issued under the 1992 Employee Stock Purchase Plan.

Stock Options. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2003, shares of common stock reserved for issuance upon exercise of the stock options aggregated 9,440,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors.

The following table summarizes the option activities for the years ended June 30, 2001, 2002 and 2003:

	Options	Options	Weighted Average	Outstanding
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option

Balance at June 30, 2000	788	3,716		$1.05-$34.38
Additional shares reserved	600	–
Options granted	(1,015)	1,015	$4.71	$4.28-$8.00
Options exercised	–	(617)	$3.57	$2.63-$6.50
Options canceled	887	(887)	$4.82	$2.63-$20.50

Balance at June 30, 2001	1,260	3,227		$1.05-$34.38
Additional shares reserved	1,110	–
Options granted	(937)	937	$4.59	$3.87-$7.75
Options exercised	–	(237)	$3.29	$1.05-$5.50
Options canceled	102	(102)	$4.52	$3.06-$5.89

Balance at June 30, 2002	1,535	3,825		$2.63-$34.38
Additional shares reserved	675	–
Plan shares expired	(245)	–
Options granted	(1,098)	1,098	$4.32	$2.78-$6.19
Options exercised	–	(251)	$3.91	$2.63-$7.75
Options canceled	205	(205)	$4.25	$3.50-$9.75

Balance at June 30, 2003	1,072	4,467		$2.63-$34.38

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

At June 30, 2003, 2002 and 2001, options for 2,526,000, 2,196,000, and 1,806,000 shares of common stock were vested but not exercised, respectively. In October 1998, the Company canceled 3,643,000 outstanding options with exercise prices greater than $3.50 and reissued the options with an exercise price of $3.50. In January 1998, the Company canceled 1,702,000 outstanding options granted after July 28, 1997 with exercise prices greater than $8.63 and reissued the options with an exercise price of $8.63.

The following table summarizes information about stock options outstanding at June 30, 2003:

Options Outstanding						Options Exercisable
(in thousands except per share data)						(in thds except per share data)

				Weighted Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.63	-	$3.38	587	8.0	$3.00	183	$3.14
$3.50	-	$3.50	1,098	5.3	$3.50	1,098	$3.50
$3.87	-	$4.31	1,117	7.3	$4.15	643	$4.21
$4.39	-	$5.08	1,026	9.3	$4.86	147	$4.44
$5.16	-	$34.38	639	6.4	$7.68	455	$8.20

$2.63	-	$34.38	4,467	7.2	$4.50	2,526	$4.56

As part of the restructuring of its graphics division, on June 11, 2003, the exercise period of stock options granted to the employees under the graphics division was extended for several months after their termination effective June 30, 2003. Accordingly, the stock options were subject to remeasurement and the intrinsic value of $105,000 was charged as stock-based compensation in the year ended June 30, 2003.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively:

	Year Ended June 30,
	2003	2002	2001

Stock Options Plans
Expected dividend yield	—	—	—
Expected stock price volatility	88%	90%	80%
Risk-free interest rate	2.34% - 2.92%	3.92% - 4.97%	4.63% - 5.85%
Expected life (years)	5	5	5
Stock Purchase Plan
Expected dividend yield	—	—	—
Expected stock price volatility	78% - 90%	80% - 92%	71% - 82%
Risk-free interest rate	2.24% - 2.67%	4.09% - 5.44%	4.38% - 5.37%
Expected life (years)	0.5	0.5	0.5

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Stock Repurchases. There were no stock repurchases during fiscal years 2003 and 2002. During fiscal year 2001 and 2000, 734,000 and 680,000 shares of common stock were repurchased for $7.7 million and $6.2 million, respectively.

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

11.	Segment Information

The Company has two reportable segments for fiscal 2003: videographics and digital media. As of June 30, 2002, the assets attributed to the digital media segment were negligible. As of June 30, 2003, the assets attributable to the graphics segment amounted to approximately $1.8 million. The following is a summary of the Company’s segment information (in thousands):

	Year Ended June 30,

	2003	2002

Graphics
Total revenues	$26,247	$98,788
Operating loss	$(16,780)	$(4,878)
Digital Media:
Total revenues	$25,566	$6,222
Operating income (loss)	$1,853	$(3,924)
Other:
Total revenues	$939	$756
Unallocated general and administrative expenses	$(3,527)	$(4,204)
Total:
Total revenues	$52,752	$105,766
Operating loss	$(18,454)	$(13,006)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	Hong Kong	China	Others	Consolidated

Fiscal Year 2003:
Product sales	$67	$6,768	$22,803	$13,408	$5,672	$4,034	$52,752
Long-lived assets	816	356	–	74	1,543	–	2,789
Fiscal Year 2002:
Product sales	$347	$30,880	$61,550	$4,267	$2,483	$6,239	$105,766
Long-lived assets	2,339	499	–	15	1,857	–	4,710
Fiscal Year 2001:
Product sales	$387	$61,029	$35,659	$6,809	$986	$14,089	$118,959
Long-lived assets	1,106	677	–	50	1,726	–	3,559

Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

12.	Commitments and Concentration of Sales and Credit Risk

Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2006. Rental expense for the years ended June 30, 2003, 2002 and 2001 was $2.3 million, $2.5 million and $2.2 million, respectively. Future minimum lease payments under non-cancelable operating leases at June 30, 2003 were as follows (in thousands):

Years ending June 30:
2004	$1,800
2005	1,500
2006	1,600

Total minimum lease payments	$4,900

Concentration of Sales and Credit Risks. Product sales to two customers, Inno Micro, which is a supplier of Toshiba, and Skyworth, a television original equipment manufacturer located in China, accounted for approximately 43% and 11% of net sales, respectively, for the fiscal year ended 2003. Product sales to one customer, Inno Micro, accounted for 58% of product sales for the fiscal year ended June 30, 2002. Product sales to three customers, Quanta and Arima, which are suppliers of Compaq, and Inno Micro accounted for approximately 16%, 15% and 23% of product sales for the fiscal year ended June 30, 2001, respectively.

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

13.	Contingencies

On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against the Company in the United States District Court for the District of Delaware, Case No. 98-CV-699. On January 25, 1999, the Company answered the complaint and filed a counterclaim alleging violation of Section 2 of the Sherman Act. The antitrust counterclaim was stayed by the Court pending the outcome of NeoMagic’s patent infringement claim. The parties filed motions for summary judgment concerning infringement on December 23, 1999 and January 11, 2000. The Court issued its order regarding patent claim construction on May 8, 2000. Following additional briefing on the issue of infringement, on February 1, 2001, the Court issued its second order regarding patent claim construction and granted the Company’s motion for summary judgment of non-infringement. On February 28, 2001, NeoMagic filed its notice of appeal of the Court’s February 1, 2001 order to the United States Court of Appeal for the Federal Circuit. On April 5, 2001, the Company filed a motion to lift the stay on its antitrust counterclaim. On September 7, 2001, the District Court granted the Company’s motion to lift the stay on its antitrust counterclaim and discovery on the counterclaim is proceeding.

On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction because there is no final appealable order and the Company’s antitrust counterclaim remained pending. On August 1, 2001, the Federal Circuit granted the Company’s motion and dismissed NeoMagic’s appeal.

On August 3, 2001, NeoMagic requested that the United States District Court of Delaware enter an order under the Federal Rules of Civil Procedure Rule 54(b) certifying the February 1, 2001 summary judgment order as a final judgment. On August 27, 2001, the Court certified the February 1, 2001 order as a final judgment, and on August 29, 2001, NeoMagic again filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. NeoMagic filed its brief with the Federal Circuit on October 15, 2001 and the Company filed its reply brief on November 23, 2001. Argument was heard before the Federal Circuit on March 6, 2002.

On April 17, 2002, the Federal Circuit issued an Order affirming-in-part and vacating-in-part the District Court’s summary judgment of non-infringement. The Federal Circuit upheld the District Court’s summary judgment determination as to non-infringement of U.S. Patent No. 5,650,955 in favor of the Company, but vacated-in-part the District Court’s summary judgment determination as to non-infringement of U.S. Patent No. 5,703,806, remanding the case back to the District Court for additional briefing on the issue.

The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 30, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 9, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. NeoMagic has asked the Company to stipulate to an order pursuant to Federal Rule of Civil Procedure Rule 54(b) certifying the July 30, 2003 Order as a final judgment and allowing immediate appeal of this decision to the Federal Circuit. The Company anticipates that NeoMagic will make a motion under Rule 54(b) if the Company declines to stipulate, and that such motion most likely would be granted, allowing immediate appeal of the July 30 Order granting the Company summary judgment of non-infringement.

The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, the Company could be

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

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

Interim Financial Information (Unaudited)

The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 2002 and 2003. See Note 1 to the Consolidated Financial Statements for an explanation of the computation of basic and diluted net loss per share.

SUPPLEMENTAL AND QUARTERLY CONSOLIDATED FINANCIAL DATA

	FISCAL 2003 QUARTER ENDED
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30
Revenues	$14,620	$11,614	$13,283	$13,235
Gross profit	2,890	4,183	4,081	3,878
Loss from operations	(4,462)	(4,264)	(4,918)	(4,810)
Net loss	(4,589)	(7,543)	(6,802)	(5,830)
Net loss per share - basic and diluted	(0.33)	(0.55)	(0.50)	(0.43)

	FISCAL 2002 QUARTER ENDED
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30
Revenues	$21,009	$28,839	$30,178	$25,740
Gross profit	4,963	6,239	5,655	5,939
Loss from operations	(3,737)	(2,622)	(3,680)	(2,967)
Net loss	(2,032)	(2,076)	(3,334)	(28,209)
Net loss per share - basic and diluted	(0.15)	(0.15)	(0.25)	(2.12)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Schedule II

Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts and sales returns:

		Sales Returns
	Balance at	Charged to		Balance at
For the	Beginning	Expenses		End
Year Ended	Of Period	or Other Assets	Deductions	Of Period

June 30, 2001	$1,099	$311	—	$1,410
June 30, 2002	1,410	911	(219)	2,102
June 30, 2003	2,102	99	(1,592)	609

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the last fiscal quarter in providing reasonable assurance that information required to be disclosed by Trident Microsystems, Inc. in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Trident Microsystems, Inc.’s internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company’s 2003 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”). Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

     The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

     We currently maintain four compensation plans that provide for the issuance of our Common Stock to officers, directors, other employees or consultants. These consist of the 1992 Stock Option Plan (the “1992 Plan”), 1994 Outside Directors Stock Option Plan (the “1994 Plan”), 2002 Stock Option Plan (the “2002 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which have been approved by stockholders, and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”), which has not been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2003:

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

			Number of shares
			remaining available
			for future issuance
			under equity
	Number of shares to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding shares
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,775,427 (1)	$4.60	993,456 (2)
Equity compensation plans not approved by stockholders(3)	2,691,125 (4)	$4.42 (5)	312,925
Total	4,466,552	$4.49	1,306,381

(1)	These shares include 194,177 shares that will be issued upon exercise of outstanding options under the 1994 Plan and 1,581,250 shares that are reserved and issuable upon exercise of outstanding options under the 1992 Plan which expired on October 16, 2002.

(2)	These shares include 318,456 shares reserved for issuance under the Purchase Plan and 675,000 shares reserved under the 2002 Plan, but exclude 245,134 shares which ceased to be so reserved when the 1992 Plan expired on October 16, 2002.

(3)	Consists of shares subject to options that are outstanding or may be issued pursuant to the 1996 Plan and pursuant to two options granted to two non-employee directors in 1996 and 1998 outside of the Company’s stock option plans and without stockholder approval (the “Director Options”). The material features of the 1996 Plan and the two Director Options are described below.

(4)	These shares include 11,250 shares that are subject to the Director Options.

(5)	The weighted-average exercise price of the 11,250 shares subject to the Director Options is $8.04.

Material Features of the 1996 Nonstatutory Stock Option Plan

As of August 31, 2003, we had reserved an aggregate of 4,100,000 shares of Common Stock for issuance under the 1996 Plan. As of that date, 740,050 shares were available for the future grant of options under the 1996 Plan, including 411,375 shares returned to the 1996 Plan from unexercised options canceled in July 2003 in connection with our restructuring. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not officers or directors of the Company, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of the Company with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan is not required to be and has not been approved by the Company’s stockholders.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Material Features of the Director Options

As of June 30, 2003, Millard Phelps held a nonstatutory stock option to purchase 5,000 shares of Common Stock at a price of $13.875 per share granted to him by the Compensation Committee of the Board of Directors in April 1996, while Glen Antle held a nonstatutory stock option to purchase 6,250 shares of Common Stock at a price of $3.375 per share granted to him by the Compensation Committee in October 1998. The exercise price of each option is equal to the per share closing price of the Common Stock on the date of grant. Each option has a term of 10 years measured from the date of grant and became exercisable in full one year after the date of grant.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

3.	Exhibits:

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(10)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Accountants.(7)

24.1	Power of Attorney(7)

31.1	Section 302 Certification of Chief Executive Officer(7)

31.2	Section 302 Certification of Principal Accounting Officer(7)

32.1	Section 906 Certification of Chief Executive Officer(7)

32.2	Section 906 Certification of Principal Accounting Officer(7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

11.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

     (b)  Reports on Form 8-K:

We filed a Current Report on Form 8-K, dated April 22, 2003, pursuant to Item 7 and Item 12.

We filed a Current Report on Form 8-K, dated June 12, 2003, pursuant to Item 5 and Item 7.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

Dated: September 26, 2003	/s/ FRANK C. LIN

Frank C. Lin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 26, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Frank C. Lin (Frank C. Lin)	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Peter Jen (Peter Jen)	Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Glen M. Antle (Glen M. Antle)	Director

/s/ Yasushi Chikagami (Yasushi Chikagami)	Director

/s/ John Luke (John Luke)	Director

/s/ Millard Phelps (Millard Phelps)	Director

Trident Microsystems, Inc.

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Page
Exhibit	Description	Number

3.1	Restated Certificate of Incorporation.(1)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(2)

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Accountants.(7)

24.1	Power of Attorney(7)	59

31.1	Section 302 Certification of Chief Executive Officer(7)

31.2	Section 302 Certification of Principal Accounting Officer(7)

32.1	Section 906 Certification of Chief Executive Officer(7)

32.2	Section 906 Certification of Principal Accounting Officer(7)

(1)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.

Trident Microsystems, Inc.

(3)	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(6)	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

(7)	Filed herewith.

(8)	Confidential treatment has been requested for a portion of this document.

(9)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

(11)	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(*) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+) Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.