Form 10-Q
period 2003-09-30
TRIDENT MICROSYSTEMS INC
filed 2003-11-14
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes [   ]       No [X]

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2003 was 14,470,724.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$22,230	$5,085
Short-term investment - UMC	61,140	43,541
Short-term investments - other	926	1,241
Accounts receivable, net	754	4,338
Inventories	1,857	2,318
Prepaid expenses and other current assets	1,307	734
Assets held for sale	—	1,800

Total current assets	88,214	59,057
Property and equipment, net	2,647	2,789
Long-term investment - UMC	2,103	4,375
Long-term investments - other	3,039	3,569
Other assets	342	333

Total assets	$96,345	$70,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,372	$7,974
Accrued expenses and other liabilities	7,798	8,332
Deferred income taxes	5,133	—
Income taxes payable	3,750	1,580

Total current liabilities	25,053	17,886
Minority interests in subsidiaries	2,287	77

Total liabilities	27,340	17,963

Stockholders’ equity:
Common stock and additional paid-in capital	59,811	57,752
Treasury stock, at cost	(17,952)	(17,952)
Retained earnings	19,260	14,581
Accumulated other comprehensive income (loss)	7,886	(2,221)

Total stockholders’ equity	69,005	52,160

Total liabilities and stockholders’ equity	$96,345	$70,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$9,832	$13,235
Cost of revenues	4,859	9,357

Gross profit	4,973	3,878
Research and development expenses	2,081	5,773
Sales, general and administrative expenses	3,024	2,915

Loss from operations	(132)	(4,810)
Gain on investments, net	7,205	—
Interest and other income (expenses), net	(128)	26
Minority interests in subsidiaries	(96)	—

Income (loss) before income taxes	6,849	(4,784)
Provision for income taxes	2,170	1,046

Net income (loss)	$4,679	$(5,830)

Basic net income (loss) per share	$0.33	$(0.43)

Shares used in computing basic per share amounts	14,312	13,601

Diluted net income (loss) per share	$0.29	$(0.43)

Shares used in computing diluted per share amounts	16,049	13,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,679	$(5,830)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	282	341
Provision for doubtful accounts and sales returns	(159)	(30)
Gain on investments, net	(7,205)	—
Deferred income taxes	—	3,642
Changes in assets and liabilities:
Accounts receivable	3,743	2,897
Inventories	461	(1,211)
Prepaid expenses and other current assets	(573)	837
Other assets	(9)	17
Accounts payable	398	(903)
Accrued expenses and other liabilities	(533)	424
Income taxes payable	2,170	(2,595)
Minority interests in subsidiaries	487	—

Net cash provided by (used in) operating activities	3,741	(2,411)

Cash flows from investing activities:
Proceeds from disposal of graphics division, investments and minority interests in subsidiaries, net of transaction costs	11,575	—
Purchases of investments	(90)	—
Purchase of property and equipment	(140)	(138)

Net cash provided (used) in investing activities	11,345	(138)

Cash flows from financing activities:
Issuance of common stock	2,059	22

Net cash provided by financing activities	2,059	22

Net increase (decrease) in cash and cash equivalents	17,145	(2,527)
Cash and cash equivalents at beginning of period	5,085	21,193

Cash and cash equivalents at end of period	$22,230	$18,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. (the “Company”) designs, develops and markets integrated circuits for multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market. Prior to the transfer of the graphics division to XGI Technology, Inc. (“XGI”) in the quarter ended September 30, 2003 (see Note 8), the Company also designed, developed and marketed integrated circuits for videographics products.

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

     In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2004.

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

Note 4. Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2003	June 30, 2003

Work in process	$687	$549
Finished goods	1,170	1,769

	$1,857	$2,318

Note 5. Net income (loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

Basic Net Income (Loss) per Share
Net income(loss) available to Common Stockholders	$4,679	$(5,803)

Weighted average common shares	14,312	13,601

Basic net income (loss) per share	$0.33	$(0.43)

Diluted Net Income (Loss) per Share
Net income (loss) available to Common Shareholders	$4,679	$(5,803)

Weighted average common shares	14,312	13,601
Dilutive common stock equivalents (1)	1,737	—

Weighted average common shares and equivalents	16,049	13,601

Diluted net income (loss) per share	$0.29	$(0.43)

Common stock equivalents not included in the calculation because they are antidilutive	—	2,102

Note 6. Stock-based compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards. The Company did not grant any stock options and purchase awards during the three months ended September 30, 2003.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the three months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

Net income (loss) as reported	$4,679	$(5,830)
Less: Stock-based compensation expense determined under fair value based method	(237)	(542)

Pro forma net income (loss)	$4,442	$(6,372)

As reported:
Basic net income (loss) per share	$0.33	$(0.43)

Diluted net income (loss) per share	$0.29	$(0.43)

Pro forma:
Basic net income (loss) per share	$0.31	$(0.47)

Diluted net income (loss) per share	$0.28	$(0.47)

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20%, 15%, 15% and 4.01% stock dividend payable to shareholders of record as of May 2000, July 2001, August 2002 and July 2003. The only change in the number of shares in UMC held by the Company from January 3, 2000 to September 30, 2003 was the increase resulting from the stock dividends. As of September 30, 2003, the Company owned approximately 76.8 million shares of UMC which represents about 0.5% of the outstanding stock of UMC.

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

     Due to an increase in the market value of UMC’s stock price from October 1, 2001 to September 30, 2003, an unrealized gain of $8.0 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $8.0 million is equal to a $13.2 million increase in market value of our short-term investment in UMC from October 1, 2001 to September 30, 2003, less deferred income taxes of $5.2 million relating to the unrealized gain.

     In addition, one-third of the shares are subject to a two-year lock-up period in accordance with an investment agreement entered into with UMC on January 3, 2000. After a two-year period, one-fifth of the shares will be available for sale from the lock-up portion every six months. During the quarter ended September 30, 2003, approximately 3.2 million shares with a carrying value of $2.2 million became available for sale upon the expiration of the lock-up period and they were reclassified from long-term to short-term accordingly. During the quarter ended September 30, 2003, approximately 3.2 million shares with a carrying value of $2.1 million dollars are subject to this lock-up restriction. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

     Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 73.6 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $61.1 million as of September 30, 2003. Unrestricted shares include shares that may need to be held by the Company to retain wafer capacity, as described in the prior paragraph.

Note 8. Gain on investments, net

     During the quarter ended September 30, 2003, the Company recognized a net gain on investments totaling $7.2 million as follows:

Gain on disposal of graphics division and interests in XGI	$6,627,000
Gain on disposal of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)

Total	$7,205,000

     On June 12, 2003, the Company announced that it would transfer its Graphics Division in Sunnyvale, California to XGI Technology, Inc. (“XGI”), a newly formed company incorporated in Taiwan, in exchange for stock in XGI. Silicon Integrated Systems Corporation, a company incorporated in Taiwan and unrelated to the Company, also transferred its graphics business to XGI. The transactions were structured to simultaneously close, with the Company receiving cash for the assets of the Graphics Division in one transaction, and simultaneously using the cash to acquire a 30% equity interest in XGI.

     The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the third quarter of 2003. Because XGI is a new company that is merging two businesses with an uncertain future and its equity securities are not traded on a quoted exchange, the Company recognized a gain on the above transactions based on the actual cash received and retained by the Company and no value was attributed to the Company’s remaining 20% equity interest in XGI.

     During the quarter ended September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately of $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is an affiliate of UMC, a key business partner of the Company, and was the largest independent shareholder of TTI.

     In March 2000, the Company invested $287,000 in a private company engaged in software development. In the quarter ended March 31, 2003, the Company determined that revenue growth had not been achieved and the investee company’s financial position had deteriorated significantly. Therefore, the Company assessed the fair value of its investment based on the investee company’s latest financial position and concluded that the impairment was other-than-temporary. Accordingly, $110,000 of the investment was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2003, due to further deterioration in the financial position of the investee company, the Company concluded that the remaining investment of $177,000 was impaired and was written off against earnings in accordance with APB No. 18.

     In May 2000, the Company invested $750,000 in a private company engaged in development of an optical applications technology. In June 2001, an additional $509,000 was invested in the company. In the quarter ended December 31, 2002, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, an amount of the investment of $987,000 was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2003, due to further deterioration in the financial position of the investee company, the Company concluded that the remaining investment of $272,000 was impaired and was written off against earnings in accordance with APB No. 18.

     No impairment losses were recognized in the quarter ended September 30, 2002.

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of September 30, 2003 and June 30, 2003 are as follows (in thousands):

	September 30,	June 30,
	2003	2003

Unrealized gain (loss) on short-term investments:
UMC	$7,984	$(2,245)
Other	(98)	24

Total	$7,886	$(2,221)

The total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	September 30,
	2003	2002

Net income (loss)	4,679	$(5,830)
Other comprehensive income (loss), change in unrealized gain on short-term investments	10,107	(13,098)

Total comprehensive income (loss)	14,786	$(18,928)

Note 10. Segment information and concentration of credit risk.

     Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

Quarter Ended September 30, 2003

	Digital Media (TTI)	Graphics	Other	Total

Revenues	$9,209	$—	$623	$9,832
Operating income (loss)	931	—	(1,063)	(132)

Quarter Ended September 30, 2002

	Digital Media and TTI	Graphics	Other	Total

Revenues	$5,430	$7,776	$29	$13,235
Operating income (loss)	(201)	(3,645)	(8)	(3,854)
Unallocated general and administrative expenses	—	—	(956)	(956)

In August 2003, the Digital Media operations were transferred to TTI, a subsidiary of the Company.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	Hong Kong	China	Other	Consolidated

Revenues:
Three months ended September 30, 2003	$43	$1,659	$63	$6,422	$1,130	$515	$9,832
2002	$8	$1,354	$6,435	$3,316	$1,169	$953	$13,235
Long-lived assets:
As of September 30, 2003	528	527	—	62	1,530	—	2,647
As of June 30, 2003	816	356	—	74	1,543	—	2,789

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Three customers accounted for 63%, 11% and 10% of accounts receivables as of September 30, 2003, respectively.

Note 11. Contingencies

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

     On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction because there is no final appealable order and the Company’s antitrust counterclaim remains pending. On August 1, 2001, the Federal Circuit granted the Company’s motion and dismissed NeoMagic’s appeal.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit.

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

Note 12. Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have any material effect on the Company’s consolidated financial statements.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	the effects of our recent restructuring on our business and future financial results,

•	our prospects for success in the digital television market and its effect on our future financial results,

•	future prospects for the digital television market in general,

•	devotion of resources and control of expenses related to the digital television market, new products and internal business strategies,

•	our future product development in the digital television market,

•	our strategy to maintain and improve gross margins,

•	demand for and trends in revenue for our products,

•	trends in average selling prices,

•	the percentage of export sales,

•	the outcome of pending litigation,

•	future investments and/or acquisitions,

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

Recent Events

On November 5, 2003, the Company announced that its Board of Directors had approved a three-for-two stock split of the Company’s outstanding shares of common stock to be effected in the form of a 50 percent stock dividend. The stock split will entitle each stockholder of record at the close of business on November 26, 2003 to receive one additional share for every two outstanding shares of common stock held on the record date. The additional shares resulting from the stock split are expected to be distributed by the transfer agent on December 12, 2003. All share numbers in this document reflect the capital structure as of the end of the fiscal quarter and are therefore on a pre-split basis.

The following discussion should be read in conjunction with our Financial Statements and Notes thereto.

Overview of Business

     The PC marketplace is characterized by intense price competition and rapid technological changes as leading PC systems manufacturers compete among themselves and other PC clone makers for market share. It is in this difficult environment that we determined that it was in the best interest of our stockholders to merge our Graphics Division with another high tech company to improve the Graphics Division’s competitive situation and provide it with additional resources. On June 12, 2003 we announced that the assets of our Graphics Division would be acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI will be capitalized through cash infusion from outside investors. On July 25, 2003, we closed the transaction and received cash of approximately $14.1 million in connection with the transfer of the Graphics Division to XGI and simultaneously made a 30% equity investment in XGI for cash of approximately $13.1 million. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003, to strengthen and extend the Company’s digitally processed television business. As a result of these transactions, we will be able to focus our resources on our restructured Digital Media business as well as focus on other challenges and opportunities in the rapidly growing digital media market. On September 30, 2003, we sold one-third of our investment in XGI to a third party for cash of $7.5 million. As a result of the transactions, we hold an approximately 20% equity interest in XGI.

     In September 2003, we sold an approximately 6.8% equity interest in our subsidiary, TTI, for cash of approximately $2.8 million. As a result of the transaction, we now hold an approximately 83% equity interest in TTI.

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

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including Trident Technologies, Inc (TTI) which is not wholly-owned.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,

	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	49.4	70.7

Gross margin	50.6	29.3
Research and development expenses	21.2	43.6
Selling, general and administrative expenses	30.8	22.0

Loss from operations	(1.4)	(36.3)
Gain on investments, net	73.3	—
Interest and other income (expense), net	(1.3)	0.1
Minority interests in subsidiaries	(0.9)	—

Income (loss) before income taxes	69.7	(36.2)
Provision for income taxes	22.1	7.9

Net income (loss)	47.6%	(44.1)%

Revenues

     Net sales for the three months ended September 30, 2003 were $9.8 million, a decrease of 26% from the $13.2 million reported in the three months ended September 30, 2002. This decrease was primarily due to our restructuring from our past graphics business to a predominately digital process television product orientation during the quarter ended September 30, 2003. Net sales for our TTI subsidiary in the three months ended September 30, 2003 totaled $9.2 million and accounted for 94% of total revenues, compared to net sales for the Digital Media segment and our TTI subsidiary of $5.4 million or 41% of total revenues in the three months ended September 30, 2002. This increase was primarily due to the recovery of the China digital process television market after the SARS epidemic from February 2003 to June 2003 and increased sales from Liquid Crystal Display Television (“LCDTV”) and Plasma Display Panel Television (“PDPTV”) from other regions. Our digitally processed television (DPTV) products sales were transferred to our TTI subsidiary during August 2003 as a result of our restructuring. In the three months ended September 30, 2002, notebook and desktop products accounted for 54% and 2% of revenues, respectively.

     Sales to Asian customers, primarily in Hong Kong, Taiwan and China accounted for 65%, 17% and 12%, respectively, of our revenues in the three months ended September 30, 2003. Sales to Asian customers, primarily in Japan, China and Taiwan accounted for 49%, 34% and 10%, respectively, of our revenues in the three months ended September 30, 2002. We expect Asian customers will continue to account for a significant portion of our sales. Sales to North American and European customers represented 2.1% of revenues in the three months ended September 30, 2003, an increase from approximately 0.1% in the three months ended September 30, 2002. In the three months ended September 30, 2003, sales to three customers, TCL and Skyworth (television manufacturers located in China), and Samsung accounted for 23%, 22% and 15% of revenues, respectively. In the three months ended September 30, 2002, sales to two customers, Inno Micro (a supplier to Toshiba) and Skyworth accounted for 49% and 17% of revenues, respectively.

     We have previously announced that we expect further revenue growth in the quarter ended December 31, 2003. Due to the extended holidays surrounding the Chinese New Year, we expect to experience seasonality in the following quarter, and in the third quarter of future years, as long as sales are predominantly in Asia.

Gross Profit

     Gross profit increased to $5.0 million for the three months ended September 30, 2003 from $3.9 million for the three months ended September 30, 2002. The increase was primarily the result of higher sales of our DPTV products which have higher margins. The gross margin as a percentage of revenues for the three months ended September 30, 2003 increased to 50.6% of revenues from 29.3% for the three months ended September 30, 2002. The increase in gross margin as a percentage of revenues was primarily attributable to higher sales of DPTV products which have higher sales margins.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new and more advanced products that have higher margins, (2) reducing manufacturing costs by improving production yield and (3) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

     Research and development expenses for the three months ended September 30, 2003 decreased to $2.1 million from $5.8 million for the three months ended September 30, 2002. As a percentage of revenues, research and development expenses decreased to 21.2% for the three months ended September 30, 2003, from 43.6% for the three months ended September 30, 2002. The decrease in research and development expenses, both in actual dollars and as a percentage of sales, was primarily the result of a reduction in research and development activities due to the transfer of the Graphic Division to XGI.

     We are currently planning to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital Set Top Boxes (“STB”) for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $3.0 million in the three months ended September 30, 2003 from $2.9 million in the three months ended September 30, 2002. Selling, general and administrative expenses increased to 30.8% in the three months ended September 30, 2003 from 22.0% in the three months ended September 30, 2002. The increase in selling, general and administrative expenditures in actual dollars and as a percentage of revenues was attributed primarily to an increase in professional fees and administrative expenses relating to our restructuring. We will continue to monitor and control our selling, general and administrative expenses.

Interest and Other Income and Expense, Net

     Net interest and other expense of $128,000 for the quarter ended September 30, 2003 primarily represents expenses relating to our restructuring. Interest income decreased to $12,000 in the three months ended September 30, 2003, from $26,000 in the same prior year period. The decrease in interest income was primarily the result of lower interest rates and lower average cash levels invested during the three months ended September 30, 2003. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Minority Interests in subsidiaries

     The $96,000 recorded in minority interests in subsidiaries for the quarter ended September 30, 2003 represents the share of income relating to minority shareholders of our consolidated subsidiaries.

Provision for Income Taxes

     A provision for income taxes of $2,170,000 was recorded for the three months ended September 30, 2003 primarily relating to our Taiwan operations.

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

Investment in UMC and Other Investments

     As of September 30, 2003, the Company owned approximately 76.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.

During the quarter ended September 30, 2003, we recognized net gain on investments totaling $7.2 million as follows:

Gain on disposal of Graphics Division and interests in XGI	$6,627,000
Gain on disposal of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)

Total	$7,205,000

No impairment losses were recognized in the quarter ended September 30, 2002.

See Part I, Item 1, Notes 8 and 9 above (“ Gain on investments, net” and “Comprehensive Income (Loss),” respectively) for discussion of these investments and related losses. While we cannot predict the future values of our investments, we do anticipate that our future financial performance will be affected by future fluctuations of such values.

Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various stringent legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may, and recently has, exceeded 40%. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company.

Liquidity and Capital Resources

     As of September 30, 2003, our principal sources of liquidity included cash and cash equivalents of $22.2 million, which increased from $5.1 million at June 30, 2003. During the three months ended September 30, 2003, $3.7 million of cash was provided by operations, compared to the three months ended September 30, 2002, during which $2.4 million of cash was used by operations. Cash provided by operations in the three months ended September 30, 2003 was primarily due to operating income, a decrease in accounts receivable and an increase in income taxes payable. Cash used by operations in the three months ended September 30, 2002 was primarily due to operating loss, an increase in inventories and a decrease in accounts payable and income taxes payable, partially offset by a decrease in accounts receivable. Capital expenditures were $140,000 for the three months ended September 30, 2003, compared to $138,000 for the three months ended September 30, 2002. During the three months ended September 30, 2003, $11.3 million of net cash was provided by investing activities of which $11.6 million was primarily the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary of $2.8 million, and $400,000 from the liquidation of a short-term investment.

     Accounts receivable decreased to $754,000 million at September 30, 2003 from $4.3 million at June 30, 2003 primarily due to our restructuring, subsequent to which our revenues decreased after the transfer of the Graphics Division to XGI, and due to more sales made on cash on delivery terms for digital media products. Our income taxes payable increased due to income from our Taiwan operations.

     During the three months ended September 30, 2003, $2.1 million of net cash was provided by financing activities which was the result of the exercising of employee stock options.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at September 30, 2003 were as follows (in thousands):

Nine months ending June 30, 2004	$1,350
Year ending June 30,
2005	1,500
2006	1,600

Total minimum lease payments	$4,450

     As of September 30, 2003, we had unconditional purchase order commitments of approximately $2.8 million for wafers and chipsets. We also had outstanding commitments of $1.9 million relating to our investments in several venture capital funds.

     As of September 30, 2003, approximately 3.2 million shares in UMC are subject to a lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our stockholders to do so.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

We incurred an operating loss in the quarter ended September 30, 2003.

     We incurred an operating loss of $132,000 in the quarter ended September 30, 2003, and have a recent history, prior to our reorganization, of substantial losses.

     Our recent reorganization is intended to reduce our operating expenses and position the Company in a market in which we may be profitable in the future. In addition, we are trying to expedite new digital media product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products, and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

Our success depends upon the digital television market and we must continue to develop new products and to enhance our existing products.

     The digitally process television industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Any return to profitability and long term success in the digitally process television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

We have had fluctuations in quarterly results in the past and may continue to do so in the future.

     While we expect to experience improved financial performance as result of our restructuring, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

•	uncertain demand in new markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	seasonality, particularly in the third quarter of each year, due to the extended holidays surrounding the Chinese New Year;

•	our ability to achieve required cost reductions;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia; and

•	the mix of products sold and the mix of distribution channels through which they are sold.

We currently rely on certain international customers for a substantial portion of our revenue.

     Our revenues have historically been generated primarily from Asian customers, particularly customers in Taiwan, China and Japan. As a result of our focus on Digital Media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, Korea and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business which could adversely affect future results, including:

•	exchange rate variations

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements.

     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Intense competition exist in the market for digital media products.

     We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc. and Genesis Microchip, Inc. However, we believe that DPTV™ products will have a longer product life cycle than other current products. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market.

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

     We currently rely on one third-party foundry to manufacture our products either in finished form or wafer form. Generally, foundries are not obligated to manufacture our products on a long-term fixed price base; however, due to the Company’s investment in one third-party foundry and long-term strategic partner relationships, a certain level of guaranteed wafer capacity does exist. If we encounter shortages and delays in obtaining components, our ability to meet customer orders could be materially adversely affected.

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

     As a result of our recently concluded reorganization and as we go forward into fiscal year 2004, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2003, approximately $22.2 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2003, we had available-for-sale equity investments with a fair market value of $62.1 million including $61.1 million related to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the three months ended September 30, 2003, we recognized an impairment loss of approximately $449,000 on our investments in private companies that we concluded was other-than-temporary. As of September 30, 2003, the balance of our long-term equity investments in non-public companies was approximately $3.0 million.

Item 4: Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

     On May 7, 2001, NeoMagic filed its opening appeal brief. On May 17, 2001, the Company filed a motion to dismiss NeoMagic’s appeal for lack of jurisdiction because there is no final appealable order and the Company’s antitrust counterclaim remains pending. On August 1, 2001, the Federal Circuit granted the Company’s motion and dismissed NeoMagic’s appeal.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit.

     Trident Microsystems (Far East) Ltd. filed suit against iGlobe Partners Fund, L.P. (“iGlobe Fund”), and certain related persons and entities, in the Superior Court of the State of California, County of Santa Clara, in April 2003. A settlement of the suit was recently reached by the parties and the action has been dismissed. Trident Microsystems (Far East) Ltd.has retracted all allegations relating to this lawsuit and a related Trident press release dated April 17, 2003. According to a Trident spokesperson, “The allegations made against iGlobe Partners Fund, L.P., its affiliates and partners managing the Fund were based on misunderstandings and miscommunications, and are without apparent factual support. We regret any implications to the contrary in our recent actions.”

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

     Not applicable

Item 3: Defaults upon Senior Securities

     Not applicable

Item 4: Submission of Matters to Vote by Security Holders

     Not applicable

Item 5: Other Information

     Not applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit	Description

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Section 302 Certification of Chief Executive Officer(5)

31.2	Section 302 Certification of Principal Accounting Officer(5)

32.1	Section 906 Certification of Chief Executive Officer(5)

32.2	Section 906 Certification of Principal Accounting Officer(5)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.

(4)	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

(5)	Filed herewith.

     (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated July 24, 2003, pursuant to Item 7 and Item 12.

We filed a Current Report on Form 8-K, dated July 25, 2003, pursuant to Item 2 and Item 7. Pro forma financial information was attached to the Current Report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2003, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.

(Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Peter Jen

Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit	Description	Page Number

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Bylaws of Trident Delaware Corporation, a Delaware Corporation.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Section 302 Certification of Chief Executive Officer(5)

31.2	Section 302 Certification of Principal Accounting Officer(5)

32.1	Section 906 Certification of Chief Executive Officer(5)

32.2	Section 906 Certification of Principal Accounting Officer(5)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.

(4)	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

(5)	Filed herewith.