Form 10-Q
period 2003-12-31
TRIDENT MICROSYSTEMS INC
filed 2004-02-13
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at December 31, 2003 was 22,616,483.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands,unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,225	$5,085
Short-term investment - UMC	62,981	43,541
Short-term investments - other	23	1,241
Accounts receivable, net	1,177	4,338
Inventories	3,126	2,318
Prepaid expenses and other current assets	1,431	734
Assets held for sale	—	1,800

Total current assets	94,963	59,057
Property and equipment, net	2,411	2,789
Long-term investment - UMC	2,103	4,375
Long-term investments - other	2,950	3,569
Other assets	341	333

Total assets	$102,768	$70,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,914	$7,974
Accrued expenses and other liabilities	8,616	8,332
Deferred income taxes	6,095	—
Income taxes payable	3,856	1,580

Total current liabilities	25,481	17,886
Minority interests in subsidiaries	2,976	77

Total liabilities	28,457	17,963

Stockholders’ equity:
Common stock and additional paid-in capital	47,329	39,800
Deferred stock-based compensation	(2,688)	—
Retained earnings	20,682	14,581
Accumulated other comprehensive income (loss)	8,988	(2,221)

Total stockholders’ equity	74,311	52,160

Total liabilities and stockholders’ equity	$102,768	$70,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$16,227	$13,283	$26,059	$26,518
Cost of revenues	7,303	9,202	12,162	18,559

Gross profit	8,924	4,081	13,897	7,959
Research and development expenses	2,666	5,800	4,747	11,573
Sales, general and administrative expenses	3,683	3,199	6,707	6,114

Income (loss) from operations	2,575	(4,918)	2,443	(9,728)
Gain (loss) on investments, net	(85)	(1,966)	7,120	(1,966)
Interest and other income (expense), net	(265)	82	(392)	108
Minority interests in subsidiaries	(689)	—	(785)	—

Income (loss) before income taxes	1,536	(6,802)	8,386	(11,586)
Provision for income taxes	105	—	2,275	1,046

Net income (loss)	$1,431	$(6,802)	$6,111	$(12,632)

Basic net income (loss) per share	$0.06	$(0.33)	$0.28	$(0.62)

Common shares used in computing basic per share amounts	22,374	20,483	21,919	20,442

Diluted net income (loss) per share	$0.06	$(0.33)	$0.25	$(0.62)

Shares used in computing diluted per share amounts	25,098	20,483	24,710	20,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,111	$(12,632)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	568	655
Provision for doubtful accounts and sales returns	152	(1,067)
(Gain)loss on investments, net	(7,120)	1,966
Deferred stock-based compensation expense	246	—
Deferred income taxes	—	3,642
Changes in assets and liabilities:
Accounts receivable, net	3,009	4,405
Inventories	(808)	311
Prepaid expenses and other current assets	(697)	512
Other assets	(8)	72
Accounts payable	(1,060)	(3,153)
Accrued expenses and other liabilities	284	432
Income taxes payable	2,276	(2,595)
Minority interests in subsidiaries	1,176	—

Net cash provided by (used in) operating activities	4,129	(7,452)

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	8,427	—
Proceeds form sale of minority interests in subsidiaries	2,750	—
Proceeds from sale of short-term investments, net of transaction cost	1,529	—
Purchase of investments	(90)	—
Purchase of property and equipment	(190)	(325)

Net cash provided by (used in) investing activities	12,426	(325)

Cash flows from financing activities:
Issuance of common stock, net	4,585	272

Net cash provided by financing activities	4,585	272

Net increase (decrease) in cash and cash equivalents	21,140	(7,505)
Cash and cash equivalents at beginning of period	5,085	21,193

Cash and cash equivalents at end of period	$26,225	$13,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. (“TMI”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for multimedia and digitally processed television products for the consumer television market, as well as for the desktop and notebook PC market. Prior to the transfer of the graphics division to XGI Technology, Inc. (“XGI”) in the quarter ended September 30, 2003 (see Note 8), the Company also designed, developed and marketed integrated circuits for videographics products.

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

     On November 5, 2003, the Company announced that its Board of Directors had approved a three-for-two stock split of the Company’s outstanding shares of common stock to be effected in the form of a 50 percent stock dividend. The stock split entitled each stockholder of record at the close of business on November 26, 2003 to receive one additional share for every two outstanding shares of common stock held on the record date. The additional shares resulting from the stock split were distributed on December 12, 2003. All share numbers in this document reflect the capital structure as of the end of the fiscal quarter and are therefore on a post-split basis.

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

Note 4. Inventories

     Inventories consisted of the following (in thousands):

	December 31, 2003	June 30, 2003

Work in process	$1,210	$549
Finished goods	1,916	1,769

	$3,126	$2,318

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

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in thousands, except per share amounts)	2003	2002	2003	2002

Basic Net Income (Loss) per Share
Net income(loss) available to Common Stockholders	$1,432	$(6,802)	$6,111	$(12,632)

Weighted average common shares	22,374	20,483	21,919	20,442

Basic net income (loss) per share	$0.06	$(0.33)	$0.28	$(0.62)

Diluted Net Income (Loss) per Share
Net income (loss) available to Common Stockholders	$1,432	$(6,802)	$6,111	$(12,632)

Weighted average common shares	22,374	20,483	21,919	20,442
Dilutive common stock equivalents (1)	2,724	—	2,791	—

Weighted average common shares and equivalents	25,098	20,483	24,710	20,442

Diluted net income (loss) per share	$0.06	$(0.33)	$0.25	$(0.62)

Common stock equivalents not included in the calculation because they are antidilutive	—	3,766	—	2,396

Note 6. Stock-based compensation

     Stock-based compensation expense for the three and six months ended December 31, 2003 represents the intrinsic value of stock options issued by TTI to employees of TTI and certain employees of TMI. The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to individuals who are not employees of the Company is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation — Transition and

Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net income (loss) and basic and diluted net income (loss) per share as if the fair value based method had been applied to all awards.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the three months ended December 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss) as reported	$1,432	$(6,802)	$6,111	$(12,632)
Stock-based compensation included in reported net income (loss)	246	—	246	—
Stock-based compensation expense determined under fair value based method	(839)	(566)	(1,076)	(1,108)

Pro forma net income (loss)	$839	$(7,368)	$5,281	$(13,740)

As reported:
Basic net income (loss) per share	$0.06	$(0.33)	$0.28	$(0.62)

Diluted net income (loss) per share	$0.06	$(0.33)	$0.25	$(0.62)

Pro forma:
Basic net income (loss) per share	$0.04	$(0.36)	$0.24	$(0.67)

Diluted net income (loss) per share	$0.03	$(0.36)	$0.21	$(0.67)

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20%, 15%, 15% and 4.01% stock dividend payable to shareholders of record as of May 2000, July 2001, August 2002 and July 2003. The only change in the number of shares in UMC held by the Company from January 3, 2000 to December 31, 2003 was the increase resulting from the stock dividends. As of December 31, 2003, the Company owned approximately 76.8 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC.

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

     Due to an increase in the market value of UMC’s stock price from October 1, 2001 to December 31, 2003, an unrealized gain of $9.0 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $9.0 million is equal to a $15.0 million increase in market value of our short-term investment in UMC from October 1, 2001 to December 31, 2003, less deferred income taxes of $6.0 million relating to the unrealized gain.

     As of December 31, 2003, approximately 3.2 million shares with a carrying value of $2.1 million were subject to a lock-up restriction in accordance with an investment agreement entered into with UMC on January 3, 2000. These shares are accounted for as long-term investments using the cost method in accordance with APB No. 18.

     Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 73.6 million unrestricted shares are treated as available-for-sale securities and are classified as short-term investments. These unrestricted shares had a market value of $63.0 million as of December 31, 2003.

Note 8. Gain on investments, net

     During the six months ended December 31, 2003, the Company recognized a net gain on investments totaling $7.1 million as follows:

Gain on sale of graphics division and interests in XGI	$6,627,000
Gain on sale of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)
System design software company	(104,000)
Communications company	109,000
Venture capital funds	(90,000)

Total	$7,120,000

     On June 12, 2003, the Company announced that it would transfer its Graphics Division in Sunnyvale, California to XGI Technology, Inc. (“XGI”), a newly formed company incorporated in Taiwan, in exchange for stock in XGI. Silicon Integrated Systems Corporation (SIS), a company incorporated in Taiwan and unrelated to the Company, also transferred its graphics business to XGI. The transactions were structured to simultaneously close, with the Company receiving cash for the assets of the Graphics Division in one transaction, and simultaneously using the cash to acquire a 30% equity interest in XGI.

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

     During the quarter ended September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is an affiliate of UMC, a key business partner of the Company, and was the largest independent shareholder of TTI.

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

     In May 2000, the Company invested $250,000 in a private system design software company. This company was acquired by a publicly traded design software company during May 2002. The acquisition resulted in the Company receiving shares of the acquiring company, which had fair value in excess of the original investment. Therefore, a gain of $568,000 was recorded in the year ended June 30, 2002. During the year ended June 30, 2003, the Company received additional shares in the acquiring company upon the achievement of certain milestones, and accordingly, an additional realized gain of $167,000 was recognized. In the quarter ended December 31, 2003, the Company determined to sell its remaining investment for cash and as a result, a loss of $104,000 was recognized.

     In June 2000, the Company invested $600,000 in a communications company, which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. Due to an increase in the market value of the communications company’s stock price from October 1, 2001 to December 31, 2001, an unrealized gain of $94,000 was recorded in equity as “accumulated other comprehensive gain” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $94,000 is equal to a $157,000 increase in market value of the short-term investment for the three months ended December 31, 2001, less deferred taxes relating to the unrealized gain of $63,000. In quarter ended December 31, 2003, the Company determined that it was in the best interest of its shareholders to sell a majority of its investment and recognized a gain of $109,000.

     From December 1999 to November 2001, the Company invested a total of $3.4 million in several venture capital funds. In the quarter ended December 31, 2003, substantial losses were recorded by the funds. Accordingly, the company recorded an other-than-temporary impairment of $90,000 based on the latest financial statements.

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

     In February 2000, the Company invested $500,000 in a private company engaged in integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the prospects for recovery of the investment were unfavorable given the poor cash position of the company and the company’s operating losses. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, $250,000 was written off against earnings in accordance with APB No. 18.

     In May 2000 to May 2002, the Company invested $753,000 in a private company engaged in analog integrated circuit design. In the quarter ended December 31, 2002, the Company determined that the cash position of the company was poor and there was reasonable doubt the company may not be able to raise additional funds. Therefore, the Company concluded that the impairment was other-than-temporary. Accordingly, $378,000 was written off against earnings in accordance with APB No. 18.

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of December 31, 2003 and June 30, 2003 are as follows (in thousands):

	December 31,	June 30,
	2003	2003

Unrealized gain (loss) on short-term investments:
UMC	$8,983	$(2,245)
Other	5	24

Total	$8,988	$(2,221)

The total comprehensive income (loss) for the six months ended December 31, 2003 and 2002 are as follows (in thousands):

	Six Months Ended
	December 31,

	2003	2002

Net income (loss)	6,111	$(12,632)
Other comprehensive income (loss), changes in unrealized gain (loss) on short-term investments	11,209	(17,513)

Total comprehensive income (loss)	17,320	$(30,145)

Note 10. Segment information and concentration of credit risk.

     Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

Three Months Ended December 31, 2003

	Digital Media (TTI)	Graphics	Other	Total

Revenues	$15,889	$—	$338	$16,227
Operating income (loss)	4,499	—	(1,924)	2,575

Three Months Ended December 31, 2002

	Digital Media and TTI	Graphics	Other	Total

Revenues	$7,205	$5,960	$118	$13,283
Operating loss	(84)	(4,520)	(20)	(4,624)
Unallocated general and administrative expenses	—	—	(294)	(294)

Six Months Ended December 31, 2003

	Digital Media (TTI)	Graphics	Other	Total

Revenues	$25,098	$—	$961	$26,059
Operating income (loss)	5,430	—	(2,987)	$2,443

Six Months Ended December 31, 2002

	Digital Media and TTI	Graphics	Other	Total

Revenues	$12,635	$13,736	$147	$26,518
Operating loss	(285)	(8,165)	(28)	(8,478)
Unallocated general and administrative expenses	—	—	(1,250)	(1,250)

In August 2003, the Digital Media operations were transferred to TTI, a subsidiary of the Company. The Company held an 83% equity interest in TTI as of December 31, 2003 and September 30, 2003. The Company held a 63% equity interest in TTI as of June 30, 2003. Dilution of interest would result upon exercise of stock options by the employees in the future. As of December 31, 2003, 65.0 million shares and options to purchase 12.6 million shares were outstanding for TTI. The options are vested over a period of four years from the grant date.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Other	Consolidated

Revenues:
Six months ended December 31,
2003	$161	$4,100	$260	$20,587	$951	$26,059
2002	$46	$2,960	$11,298	$10,294	1,920	$26,518
Long-lived assets:
As of December 31, 2003	$432	$456	—	$1,523	—	$2,411
As of June 30, 2003	$816	$356	—	$1,617	—	$2,789

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

One customer accounted for 78% of accounts receivables as of December 31, 2003.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit. NeoMagic filed its opening brief on appeal on December 24, 2003. Trident filed its response brief on February 4, 2004. NeoMagic will then be able to file a reply brief on appeal. The Company expects oral argument, and a decision, on the appeal later this year.

     The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to the Company’s products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Note 12. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 in the quarter ended September 30, 2003 and the adoption of this Interpretation had no material impact on its consolidated financial statements. The Company adopted this Statement in the quarter ended September 30, 2003, and the adoption did not have any material effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this Statement in the quarter ended September 30, 2003, and the adoption did not have any material effect on the Company’s consolidated financial statements.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning:

•	the effects of our recent restructuring on our business and future financial results,

•	our prospects for success in the digital television market and its effect on our future financial results,

•	future prospects for the digital television industry in general,

•	devotion of resources and control of expenses related to the digital television market, new products and internal business strategies,

•	our future product development in the digital television market,

•	our strategy to maintain and improve gross margins,

•	demand for and trends in revenue for our products,

•	trends in average selling prices,

•	the percentage of export sales,

•	maintenance of majority ownership in our subsidiaries,

•	the outcome of pending litigation,

•	future investments and/or acquisitions,

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

Stock Dividend

     On November 5, 2003, we announced that our Board of Directors had approved a three-for-two stock split of our outstanding shares of common stock to be effected in the form of a 50 percent stock dividend. The stock dividend entitled each stockholder of record at the close of business on November 26, 2003 to receive one additional share for every two outstanding shares of common stock held on the record date. The additional shares resulting from the stock dividend have been distributed by the transfer agent on December 12, 2003. All share numbers in this report reflect the capital structure as of the end of the fiscal quarter, and are therefore on a post-split basis.

The following discussion should be read in conjunction with our Financial Statements and Notes thereto.

Overview of Business

     We have been investing in the digital television market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is on the verge of a further, significant growth phase. We undertook a restructuring earlier in the fiscal year to allow us to build upon our prior success in this market by focusing our resources primarily on digital media products. We believe that our recent results demonstrate the success of our restructuring and we are optimistic that this will position the Company for long term success.

     As a result of the restructuring, we have increased the resources devoted to the digital television market, while reducing our overall expense level. We expect to experience additional benefits from focusing on digital media products. These include a broader customer base and, consequently, less dependence on a limited group of customers, as well as a longer product life and longer design cycle for our products. We believe these and other factors will position Trident for success in the market and for a more effective business model than the one we operated in the graphics industry.

     We undertook several steps to accomplish the restructuring. On June 12, 2003 we announced that the assets of our Graphics Division would be acquired by XGI Technology, Inc. (XGI), the graphics unit previously spun off from Silicon Integrated System Corp (SiS). XGI was capitalized through cash infusion from outside investors. On July 25, 2003, we closed the transaction and received cash of approximately $14.1 million in connection with the transfer of the Graphics Division to XGI, and simultaneously made a 30% equity investment in XGI for cash of approximately $13.1 million. In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI) in Taiwan, on August 25, 2003, to strengthen and extend the Company’s digitally processed television business. As a result of these transactions, we can now focus our resources on our restructured Digital Media business as well as focus on other challenges and opportunities in the rapidly growing digital media market. On September 30, 2003, we sold one-third of our investment in XGI to a third party for cash of $7.5 million. As a result of the transactions, we hold an approximately 20% equity interest in XGI.

     In September 2003, we sold an approximately 6.8% equity interest in our subsidiary, TTI, for cash of approximately $2.8 million. As a result of the transaction, we now hold an approximately 83% equity interest in TTI.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including Trident Technologies, Inc (TTI) which was 83% owned by TMI as of December 31, 2003 and September 30, 2003, and was 63% owned by TMI as of June 30, 2003.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three and six months ended December 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	45	69	47	70

Gross margin	55	31	53	30
Research and development expenses	16	44	18	44
Selling, general and administrative expenses	23	24	26	23

Income (loss) from operations	16	(37)	9	(37)
(Loss) gain on investments, net	(1)	(15)	27	(7)
Interest and other income (expense), net	(1)	1	(1)	—
Minority interest in subsidiaries	(4)	—	(3)	—

Income (loss) before income taxes	10	(51)	32	(44)
Provision for income taxes	1	—	9	4

Net income (loss)	9%	(51)%	23%	(48)%

Revenues

     Revenues for the three months ended December 31, 2003 increased 22% to $16.2 million from the $13.3 million reported in the three months ended December 31, 2002. Revenues for the six months ended December 31, 2003 decreased 2% to $26.1 million from the $26.5 million reported in the six months ended December 31, 2002. Revenues from our digital media products for the three months ended December 31, 2003 increased 121% to $15.9 million from $7.2 million for the three months ended December 31, 2002. Revenues from our digital media division for the six months ended December 31, 2003 increased 99% to $25.1 million from $12.6 million for the six months ended December 31, 2002. The increase in both the three months and six months ended December 31, 2003 was primarily attributed to additional demand for our DPTV products from China’s TV makers, with increases in the three months ended December 31, 2003 partly due to requirements by such customers for early delivery to meet demand prior to the Chinese New Year that falls earlier this year than normal. Revenues from our graphics division were $6.0 million and $13.7 million for the three months and six months ended December 31, 2002, respectively. No revenue was recorded for graphics products in the three months and six months ended December 31, 2003 as a result of the transfer of the graphics division to XGI in the quarter ended September 30, 2003.

     Sales to Asian customers, primarily in China and Taiwan accounted for 80%, and 15%, respectively, of our net sales in the three months ended December 31, 2003. Sales to Asian customers, primarily in Japan, Taiwan and China accounted for almost all of our net sales in the three months ended December 31, 2002. Sales to Asian customers, primarily in China and Taiwan accounted for 79% and 16%, respectively, of our net sales in the six months ended December 31, 2003. Sales to Asian customers, primarily in Japan, Taiwan and China accounted for almost all of our net sales in the six months ended December 31, 2002. Sales to North American and European customers were insignificant during all reported periods. We expect Asian customers will continue to account for a significant portion of our revenues.

     In the three months ended December 31, 2003, revenues from four customers, Skyworth, Samsung, Konka and Sampo accounted for 24%, 21%, 15%, and 11% of total revenues, respectively. Skyworth, Konka and Sampo are television original equipment manufacturers located in China. In the three months ended December 31, 2002, sales to three customers, Inno Micro (a supplier to Toshiba), Skyworth and TCL Electronics (television original equipment manufacturers located in China) accounted for 36%, 15% and

12% of total net sales, respectively. In the six months ended December 31, 2003, sales to three customers, Konka, Skyworth, and Samsung accounted for 23%, 22%, and 15% of total net sales, respectively. In the six months ended December 31, 2002 sales to two customers, Inno Micro and Skyworth accounted for 42% and 16% of total revenues, respectively.

     As previously announced, while the DPTV market continues to grow, we expect to experience seasonality in our revenue in the third fiscal quarter of Fiscal 2004 due to the pull-in of sales to the second fiscal quarter.

Gross Profit

     Gross profit increased to $8.9 million for the three months ended December 31, 2003 from $4.1 million for the three months ended December 31, 2002. Gross profit increased to $13.9 million for the six months ended December 31, 2003 from $8.0 million for the six months ended December 31, 2002. The gross margin as a percentage of revenues for the three months ended December 31, 2003 increased to 55% of revenues from 31% for the three months ended December 31, 2002. The gross margin as a percentage of revenues for the six months ended December 31, 2003 increased to 53% of revenues from 30% for the six months ended December 31, 2002. The increase in gross profit and gross margin was primarily attributable to higher sales of DPTV products, which have higher sales margins.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality and which are planned to have higher margins. We believe margins will be under modest pressure in the near term, and our strategy is to maintain and improve gross margins over the long term by (1) developing new and more advanced products that have higher margins, (2) reducing manufacturing costs by improving production yield and (3) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

     Research and development expenses for the three months ended December 31, 2003 decreased to $2.7 million from $5.8 million for the three months ended December 31, 2002. As a percentage of net sales, research and development expenses decreased to 16% for the three months ended December 31, 2003, from 44% for the three months ended December 31, 2002. Research and development expenses for the six months ended December 31, 2003 decreased to $4.7 million from $11.6 million for the six months ended December 31, 2002. As a percentage of net sales, research and development expenses decreased to 18% for the six months ended December 31, 2003, from 44% for the six months ended December 31, 2002. The decrease in research and development expenses, both in actual dollars and as a percentage of sales, was primarily the result of a reduction in research and development activities due to the transfer of the Graphic Division to XGI.

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

Selling, General and Administrative

     Selling, general and administrative expenses increased to $3.7 million in the three months ended December 31, 2003 from $3.2 million in the three months ended December 31, 2002. Selling, general and administrative expenses decreased as a percentage of net sales to 23% in the three months ended December 31, 2003 from 24% in the three months ended December 31, 2002. Selling, general and administrative expenses increased to $6.7 million in the six months ended December 31, 2003 from $6.1 million in the six months ended December 31, 2002. Selling, general and administrative expenses increased as a percentage of net sales to 26% in the six months ended December 31, 2003 from 23% in the six months ended December 31, 2002. The increase in selling, general and administrative expenditures in actual dollars in both the three and six months ended December 31, 2003, and as a percentage of revenues for the six months ended December 31, 2003, was attributed primarily to an increase in professional fees and administrative expenses relating to our restructuring. We will continue to monitor and control our selling, general and administrative expenses.

Interest and Other Income and Expense, Net

     Net interest and other expense of $265,000 for the three months ended December 31, 2003 represents interest income of $34,000 and other expenses of $299,000 primarily related to currency translation losses. Net interest and other expense of $392,000 for the six months ended December 31, 2003 primarily represents interest income of $46,000 and other expense of $438,000, which mainly related to currency translation losses and investment expenses. Interest income decreased to $34,000 in the three months ended December 31, 2003, from $60,000 in the same prior year period. Interest income decreased to $46,000 in the six months ended December 31, 2003, from $80,000 in the same prior year period. The decrease in interest income was primarily the result of lower interest rates and lower average cash levels invested during the three months and six months ended December 31, 2003. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

     In the three months ended December 31, 2002 interest and other income, net, was $82,000 representing primarily interest income of $60,000 increased by $22,000 in net other income. In the six months ended December 31, 2002, interest and other income was $108,000, representing primarily interest income of $80,000 and $28,000 in net other income.

Minority Interests in subsidiaries

     The $689,000 recorded in minority interests in subsidiaries for the three months ended December 31, 2003 and $785,000 recorded in the six months ended December 31, 2003 represents the share of income relating to minority shareholders of our consolidated subsidiaries. The amount of such charges is dependent upon the minority ownership in our subsidiaries, and in TTI in particular. The percentage held by minority shareholders will increase in the future if employees of TTI exercise options to acquire TTI stock, or if we determine to sell further interests in TTI. While no decision has been made, we have considered public offerings of TTI stock either in Taiwan or in the U.S. We would intend to retain a majority interest in TTI in all cases, but any such offering would increase the minority ownership in TTI.

Provision for Income Taxes

     A provision for income taxes of $105,000 was recorded for the three months ended December 31, 2003 and $2,275,000 was recorded in the six months ended December 31, 2003 primarily relating to our Taiwan operations.

     A provision for income taxes of $1.0 million was recorded for the six months ended December 31, 2002. This provision mainly represents an adjustment to the valuation allowance. This is related to the decrease in unrealized gain from our UMC investments during the quarter, which decreased deferred tax liabilities, causing deferred tax assets to exceed deferred tax liabilities. The valuation allowance was increased so that the deferred tax assets would not exceed deferred tax liabilities.

Investment in UMC and Other Investments

     As of December 31, 2003, the Company owned approximately 76.8 million shares of United Microelectronics Corporation (UMC), which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment.

During the six months ended December 31, 2003, we recognized net gain on investments totaling $7.1 million as follows:

Gain on sale of graphics division and interests in XGI	$6,627,000
Gain on sale of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)
System design software company	(104,000)
Communications company	109,000
Venture capital funds	(90,000)

Total	$7,120,000

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

     Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various stringent legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may, and recently has, exceeded 40% of total assets. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company.

Liquidity and Capital Resources

     As of December 31, 2003, our principal sources of liquidity included cash and cash equivalents of $26.2 million, which increased from $5.1 million at June 30, 2003. During the six months ended December 31, 2003, $4.1 million of cash was provided by operations, compared to the six months ended December 31, 2002, during which $7.5 million of cash was used by operations. Cash provided by operations in the six months ended December 31, 2003 was primarily due to operating income, a decrease in accounts receivable and an increase in income taxes payable partially offset by a decrease in accounts payable. Cash used by operations in the six months ended December 31, 2002 was primarily due to operating losses, a decrease in accounts payable and income taxes payable, partially offset by a decrease in accounts receivable. Capital expenditures were $190,000 for the six months ended December 31, 2003, compared to $325,000 for the six months ended December 31, 2002. During the six months ended December 31, 2003, $12.7 million of net cash was provided by investing activities which was comprised of the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary of $2.8 million, and $1.5 million from the disposal of short-term investments, partially offset by the purchase of investments of $90,000.

     Accounts receivable decreased to $1.2 million at December 31, 2003 from $4.3 million at June 30, 2003 primarily due to our restructuring, subsequent to which our revenues decreased after the transfer of the Graphics Division to XGI, and due to more sales made on cash on delivery terms for digital media products. Accounts payable decreased to $6.9 million at December 31, 2003 from $8.0 million at June 30, 2003 primarily due to our decreased research and development expenditures, which is due to the transfer of the Graphics Division to XGI. Our income taxes payable increased due to income from our Taiwan operations.

     During the six months ended December 31, 2003, $4.6 million of net cash was provided by financing activities, which was the result of the exercising of employee stock options.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows (in thousands):

Six months ending June 30, 2004	$900
Year ending June 30,
2005	1,500
2006	1,600

Total minimum lease payments	$4,000

     As of December 31, 2003, we had unconditional purchase order commitments of approximately $5.4 million for wafers and chipsets.

     As of December 31, 2003, approximately 3.2 million shares in UMC are subject to a lock-up restriction. While we are an operating company not in the business of investing, reinvesting, owning,

holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our stockholders to do so.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

While we recognized operating income in the quarter ended December 31, 2003, we have incurred operating losses in recent history.

     We recognized operating income from operations of $2,575,000 in the quarter ended December 31, 2003. However, we did incur losses for several quarters prior to our reorganization.

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

     The digitally process television industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long term success in the digitally process television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

We have had fluctuations in quarterly results in the past and may continue to do so in the future.

     While we expect to improve our financial performance as result of our restructuring, our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

•	uncertain demand in new markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	seasonality, particularly in the third quarter of each fiscal year, due to the extended holidays surrounding the Chinese New Year;

•	our ability to achieve required cost reductions;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia; and

•	the mix of products sold and the mix of distribution channels through which they are sold.

     The quarterly results of TMI also depend in part on the charges we incur as a result of the minority ownership of TTI. The minority ownership may increase in the future as a result of the exercise of TTI options by employees.

We currently rely on certain international customers for a substantial portion of our revenue.

     As a result of our focus on Digital Media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, Korea and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:

•	exchange rate variations

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements.

     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Intense competition exists in the market for digital media products.

     We plan to continue developing the next generation DPTV™, HiDTV™ as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc. and Genesis Microchip, Inc. However, we believe that DPTV™ and HiDTV™ products will have a longer product life cycle than other current products. Therefore, we expect to devote significant resources to the DPTV™ and HiDTV™ market even though competitors are substantially more experienced than we are in this market.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, President of TTI, and Peter Jen, Senior Vice President, Asia Operations and Chief Accounting Officer (Principal Financial and Accounting Officer) and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

     As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We consider from time to time investment opportunities in new businesses, and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities, which would dilute current stockholders’ percentage ownership.

     We have also considered the possibility of a public offering by our TTI subsidiary, either in Taiwan or in the United States. No decision has been made regarding such an offering, but such an offering would increase the minority ownership in TTI, and result in larger charges, as a percentage of operating income, for minority interest in subsidiaries. Any such decision would be made based upon the overall results and benefits to TMI shareholders at the time.

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

     As a result of our recently concluded reorganization and as we go forward into fiscal year 2004, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China,

Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.

The performance of our equity investments is currently uncertain.

     We maintain an investment portfolio including minority equity investments in several publicly traded companies. Generally, these investments are made to more closely align our interests with those of potential strategic partners. The values of these investments are subject to market price volatility. We have also made investments in a number of privately held companies, many of which are in the early development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have in the past incurred losses on our investments. In the future, we could further lose a portion of, or our entire investment, in these companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2003, approximately $26.2 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2003, we had available-for-sale equity investments with a fair market value of $63.0 million mostly relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the six months ended December 31, 2003, we recognized an impairment loss of approximately $539,000 on our investments in private companies that we concluded was other-than-temporary. As of December 31, 2003, the balance of our long-term equity investments in non-public companies was approximately $3.0 million.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit. NeoMagic filed its opening brief on appeal on December 24, 2003. Trident filed its response brief on February 4, 2004. NeoMagic will then be able to file a reply brief on appeal. We expect oral argument, and a decision, on the appeal later this year.

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

Item 2: Changes in Securities and Use of Proceeds

     Not applicable

Item 3: Defaults upon Senior Securities

     Not applicable

Item 4: Submission of Matters to Vote by Security Holders

     At Trident Microsystems’ Annual Stockholders’ meeting held on December 16, 2003, the following proposals were adopted by the margins indicated:

Proposal 1: Election of Directors – the following directors were elected at the meeting to serve a term of three years:

Nominees	For	Withheld

Millard Phelps	13,621,584	532,589
John Luke	13,586,184	567,989

The following Directors continue to serve on the Company’s Board of Directors until their term expires: Yasushi Chikagami, whose term expires at the 2005 Annual Meeting of Stockholders Frank C. Lin, whose term expires at the 2004 Annual Meeting of Stockholders Glen M. Antle, whose term expires at the 2004 Annual Meeting of Stockholders

Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2004:

For	Against	Abstain	Broker non-Votes

13,981,847	164,816	7,510	0

The foregoing matters are described in further detail in our definitive proxy statement dated October 28, 2003 for the Annual Meeting of Stockholders held on December 16, 2003.

Item 5: Other Information

     Not applicable

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit	Description

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (5)

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer (5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Principal Accounting Officer(5)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

(5)	Filed herewith.

     (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated October 22, 2003, pursuant to Item 7 and Item 12.

We filed a Current Report on Form 8-K/A, dated October 22, 2003, pursuant to Item 2 and Item 7. Amended pro forma financial information was attached to the Current Report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 13, 2004, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Peter Jen

Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit	Description

2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(5)

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer(5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Principal Accounting Officer(5)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

(5)	Filed herewith.