Form 10-Q
period 2004-03-31
TRIDENT MICROSYSTEMS INC
filed 2004-05-14
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes [  ]          No [X]

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at March 31, 2004 was 22,821,421.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$29,179	$5,085
Short-term investment - UMC	64,338	43,541
Short-term investments - other	26	1,241
Accounts receivable, net	3,121	4,338
Inventories	3,391	2,318
Prepaid expenses and other current assets	1,240	734
Assets held for sale	—	1,800

Total current assets	101,295	59,057
Property and equipment, net	2,282	2,789
Long-term investment - UMC	—	4,375
Long-term investments - other	2,950	3,569
Other assets	408	333

Total assets	$106,935	$70,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,458	$7,974
Accrued expenses and other liabilities	8,592	8,332
Deferred income taxes	7,175	—
Income taxes payable	4,062	1,580

Total current liabilities	24,287	17,886
Minority interests in subsidiaries	3,515	77

Total liabilities	27,802	17,963

Stockholders’ equity:
Common stock and additional paid-in capital	47,895	39,800
Deferred stock-based compensation	(2,541)	—
Retained earnings	23,171	14,581
Accumulated other comprehensive income (loss)	10,608	(2,221)

Total stockholders’ equity	79,133	52,160

Total liabilities and stockholders’ equity	$106,935	$70,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$13,846	$11,614	$39,905	$38,132
Cost of revenues	6,014	7,431	18,176	25,990

Gross profit	7,832	4,183	21,729	12,142
Research and development expenses	3,129	5,461	7,876	17,034
Sales, general and administrative expenses	3,522	2,986	10,229	9,100

Income (loss) from operations	1,181	(4,264)	3,624	(13,992)
Gain (loss) on investments, net	1,941	(2,821)	9,061	(4,787)
Interest and other income (expense), net	137	(458)	(255)	(350)
Minority interests in subsidiaries	(539)	—	(1,324)	—

Income (loss) before income taxes	2,720	(7,543)	11,106	(19,129)
Provision for income taxes	231	—	2,506	1,046

Net income (loss)	$2,489	$(7,543)	$8,600	$(20,175)

Basic net income (loss) per share	$0.11	$(0.37)	$0.39	$(0.99)

Common shares used in computing basic per share amounts	22,715	20,544	22,183	20,477

Diluted net income (loss) per share	$0.10	$(0.37)	$0.35	$(0.99)

Shares used in computing diluted per share amounts	25,275	20,544	24,923	20,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,600	$(20,175)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	822	995
Provision for doubtful accounts and sales returns	(309)	(1,055)
(Gain)loss on investments, net	(9,061)	4,787
Deferred stock-based compensation expense	393	—
Deferred income taxes	—	3,642
Changes in assets and liabilities:
Accounts receivable, net	1,526	3,522
Inventories	(1,073)	(1,563)
Prepaid expenses and other current assets	(506)	334
Other assets	(75)	73
Accounts payable	(3,516)	(343)
Accrued expenses and other liabilities	261	183
Income taxes payable	2,482	(2,595)
Minority interests in subsidiaries	1,715	—

Net cash provided by (used in) operating activities	1,259	(12,195)

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	8,427	—
Proceeds form sale of minority intersts in subsidiaries	2,750	—
Proceeds from sale of short-term investments, net of transaction cost	6,913	—
Purchase of investments	(90)	(111)
Purchase of property and equipment	(315)	(358)

Net cash provided by (used in) investing activities	17,685	(469)

Cash flows from financing activities:
Issuance of common stock, net	5,150	272

Net cash provided by financing activities	5,150	272

Net increase (decrease) in cash and cash equivalents	24,094	(12,392)
Cash and cash equivalents at beginning of period	5,085	21,193

Cash and cash equivalents at end of period	$29,179	$8,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. (“TMI”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for multimedia and digitally processed television products for the consumer television market, as well as for the desktop and notebook PC market. Our digital media operations are primarily conducted by our majority-owned subsidiary Trident Technologies, Inc. (“TTI”). Prior to the transfer of the graphics division to XGI Technology, Inc. (“XGI”) in the quarter ended September 30, 2003 (see Note 8), the Company also designed, developed and marketed integrated circuits for videographics products.

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

     On November 5, 2003, the Company announced that its Board of Directors had approved a three-for-two stock split of the Company’s outstanding shares of common stock to be effected in the form of a 50 percent stock dividend. The stock split entitled each stockholder of record at the close of business on November 26, 2003 to receive one additional share for every two outstanding shares of common stock held on the record date. The additional shares resulting from the stock split were distributed on December 12, 2003. On March 17, 2004, a Special Meeting of Stockholders was held and approval was given to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000. All share numbers in this document reflect the capital structure as of the end of the fiscal quarter and are therefore on a post-split basis.

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

Note 4. Inventories

     Inventories consisted of the following (in thousands):

	March 31, 2004	June 30, 2003
Work in process	$1,153	$549
Finished goods	2,238	1,769

	$3,391	$2,318

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

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Basic Net Income (Loss) per Share
Net income(loss) available to Common Stockholders	$2,489	$(7,543)	$8,600	$(20,175)

Weighted average common shares	22,715	20,544	22,183	20,477

Basic net income (loss) per share	$0.11	$(0.37)	$0.39	$(0.99)

Diluted Net Income (Loss) per Share
Net income (loss) available to Common Stockholders	$2,489	$(7,543)	$8,600	$(20,175)

Weighted average common shares	22,715	20,544	22,183	20,477
Dilutive common stock equivalents (1)	2,560	—	2,740	—

Weighted average common shares and equivalents	25,275	20,544	24,923	20,477

Diluted net income (loss) per share	$0.10	$(0.37)	$0.35	$(0.99)

Common stock equivalents not included in the calculation because they are antidilutive	23	3,532	47	2,366

Note 6. Stock-based compensation

     Stock-based compensation expense for the three and nine months ended March 31, 2004 represents the intrinsic value of stock options issued by TTI to employees of TTI and certain employees of TMI. The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to individuals who are not employees of the Company is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$2,489	$(7,543)	$8,600	$(20,175)
Stock-based compensation included in reported net income (loss)	147	—	393	—
Stock-based compensation expense determined under fair value based method	(628)	(448)	(1,704)	(1,555)

Pro forma net income (loss)	$2,008	$(7,991)	$7,289	$(21,730)

As reported:
Basic net income (loss) per share	$0.11	$(0.37)	$0.39	$(0.99)

Diluted net income (loss) per share	$0.10	$(0.37)	$0.35	$(0.99)

Pro forma:
Basic net income (loss) per share	$0.09	$(0.39)	$0.33	$(1.06)

Diluted net income (loss) per share	$0.08	$(0.39)	$0.29	$(1.06)

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced a 20%, 15%, 15% and 4.01% stock dividend payable to shareholders of record as of May 2000, July 2001, August 2002 and July 2003. During the quarter ended March 31, 2004 the Company sold 5.3 million shares of its investment in UMC for net proceeds of $5.4 million resulting in a gain of $1.9 million. As of March 31, 2004, the Company owned approximately 71.5 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC.

     During the quarter ended March 31, 2004, approximately 3.2 million shares with a carrying value of $2.1 million were released from a lock-up restriction in accordance with an investment agreement entered into with UMC on January 3, 2000. The carrying value of these shares was reclassified as short-term investments. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, the 71.5 million shares are treated as available-for-sale securities and are classified as short-term investments.

     Due to an increase in the market value of UMC’s stock price from October 1, 2001 to March 31, 2004, an unrealized gain of $10.6 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $10.6 million is equal to a $17.6 million increase in market value of the Company’s short-term investment in UMC from October 1, 2001 to March 31, 2004, less deferred income taxes of $7.0 million relating to the unrealized gain.

Note 8. Gain on investments, net

     During the nine months ended March 31, 2004, the Company recognized a net gain on investments totaling $9.1 million as follows (in thousands):

Gain on sale of UMC stock (Note 7)	$1,941
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,027
Software development company write-off	(177)
Optical applications company write-off	(272)
System design software company	(104)
Communications company	109
Venture capital funds	(90)

Total	$9,061

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

     During the quarter ended September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is the largest minority investor in TTI and is an affiliate of UMC, a key business partner of the Company.

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

     During the nine months ended March 31, 2003, the Company recognized impairment losses on investments totaling $4,787,000 as follows (in thousands):

Optical applications company	$987
Fiber optic technology company	151
Circuit design company	500
Analog circuit design company	378
Optical networking company	831
Broadband networking company	1,370
Software development company	110
Venture capital funds	460

Total	$4,787

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

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of March 31, 2004 and June 30, 2003 are as follows (in thousands):

	March 31,	June 30,
	2004	2003
Unrealized gain (loss) on short-term investments:
UMC	$10,601	$(2,245)
Other	7	24

Total	$10,608	$(2,221)

The total comprehensive income (loss) for the nine months ended March 31, 2004 and 2003 are as follows (in thousands):

	Nine Months Ended
	March 31,
	2004	2003
Net income (loss)	$8,600	$(20,175)
Other comprehensive income (loss), changes in unrealized gain (loss) on short-term investments	12,829	(21,426)

Total comprehensive income (loss)	21,429	$(41,601)

Note 10. Segment information and concentration of credit risk.

     Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

	Digital Media
Three Months Ended March 31, 2004	(TTI)	Graphics	Other	Total
Revenues	$12,720	$—	$1,126	$13,846
Operating income (loss)	2,537	—	(1,356)	1,181

	Digital Media
Three Months Ended March 31, 2003	and (TTI)	Graphics	Other	Total
Revenues	$7,574	$3,907	$133	$11,614
Operating loss	454	(4,252)	(19)	(3,817)
Unallocated general and administrative expenses	—	—	(447)	(447)

	Digital Media
Nine Months Ended March 31, 2004	(TTI)	Graphics	Other	Total
Revenues	$37,818	$—	$2,087	$39,905
Operating income (loss)	7,967	—	(4,343)	3,624

	Digital Media
Nine Months Ended March 31, 2003	and (TTI)	Graphics	Other	Total
Revenues	$20,209	$17,643	$280	$38,132
Operating loss	169	(12,417)	(47)	(12,295)
Unallocated general and administrative expenses	—	—	(1,697)	(1,697)

In August 2003, the Digital Media operations were transferred to TTI, a subsidiary of the Company. The Company held an 83% equity interest in TTI as of March 31, 2004, December 31, 2003 and September 30, 2003. The Company held a 63% equity interest in TTI as of June 30, 2003. Dilution of interest would result upon exercise of stock options by the employees in the future or if the Company determines to sell further interests in TTI. As of March 31, 2004, 65.0 million shares and options to purchase 12.6 million shares were outstanding for TTI. The options are vested over a period of four years from the grant date.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Other	Consolidated
Revenues:
Nine months ended March 31, 2004	$181	$5,872	$1,130	$30,723	$1,999	$39,905
2003	$50	$5,078	$15,036	$15,243	$2,725	$38,132
Long-lived assets:
As of March 31, 2004	$359	$434	—	$1,508	(19)	$2,282
As of June 30, 2003	$816	$356	—	$1,617	—	$2,789

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Two customers accounted for 55% and 14% of accounts receivables as of March 31, 2004. In the quarter ended March 31, 2004, four customers accounted for 19%, 19%, 16% and 11% of total revenues.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit. NeoMagic filed its opening brief on appeal on December 24, 2003. Trident filed its response brief on February 4, 2004. NeoMagic filed its reply brief on Appeal in early March. Oral argument has been set for June 9, 2004, with a decision likely approximately 45 days later.

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

Note 12. Recent Accounting Pronouncements

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of EITF 03-06 to have any material impact on its consolidated financial statements.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements include our expectations and beliefs concerning:

•	the effects of our restructuring on our business and future financial results,

•	our prospects for success in the digital television market and its effect on our future financial results,

•	projected digital media revenue for the quarter ending June 30, 2004,

•	future prospects for the digital television industry in general,

•	devotion of resources and control of expenses related to the digital television market, new products and internal business strategies,

•	our future product development in the digital television market,

•	future gross margin levels and our strategy to maintain and improve gross margins,

•	demand for and trends in revenue for our products,

•	trends in average selling prices,

•	the percentage of export sales,

•	maintenance of majority ownership in our subsidiaries,

•	the outcome of pending litigation,

•	future investments and/or acquisitions.

We are subject to risks and uncertainties, including those set forth below under “Factors That May Affect Our Results” and elsewhere in this report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

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

     We undertook the following steps to accomplish the restructuring. In July 2003, the assets of our Graphics Division were acquired by XGI Technology, Inc. (XGI), the graphics business previously spun off from Silicon Integrated System Corp, and we simultaneously made a 30% equity investment in XGI. We later sold a portion of our investment in XGI and we now hold an approximately 20% equity interest in XGI.

     In a separate transaction, the assets of our Digital Media Division were merged with our subsidiary, Trident Technologies, Inc. (TTI), in August 2003. In September 2003, we sold a portion of our equity interest in TTI and now hold an approximately 83% equity interest in TTI. However, our current equity interest in TTI may decline in the future, as discussed more fully in this report, due to dilution of interest resulting from employee exercises of stock options in TTI or further sales of equity interests in TTI.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TTI which was 83% owned by TMI as of March 31, 2004, December 31, 2003 and September 30, 2003, and was 63% owned by TMI as of June 30, 2003.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	43	64	46	68

Gross margin	57	36	54	32
Research and development expenses	23	47	20	45
Selling, general and administrative expenses	25	26	25	24

Income (loss) from operations	9	(37)	9	(37)
Gain (loss) on investments, net	14	(24)	23	(13)
Interest and other income (expense), net	2	(4)	(1)	—
Minority interests in subsidiaries	(4)	—	(3)	—

Income (loss) before income taxes	21	(65)	28	(50)
Provision for income taxes	2	—	6	3

Net income (loss)	19%	(65)%	22%	(53)%

The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2004	2003	% change	2004	2003	% change
Revenues	$13,846	$11,614	19%	$39,905	$38,132	5%
Cost of revenues	6,014	7,431	(19)%	18,176	25,990	(30)%

Gross profit	7,832	4,183	87%	21,729	12,142	79%
Research and development expenses	3,129	5,461	(43)%	7,876	17,034	(54)%
Sales, general and administrative expenses	3,522	2,986	18%	10,229	9,100	12%

Income (loss) from operations	$1,181	$(4,264)	128%	$3,624	$(13,992)	126%

Revenues

     Revenues for the three months ended March 31, 2004 increased 19% to $13.8 million from the $11.6 million reported in the three months ended March 31, 2003. Revenues for the nine months ended March 31, 2004 increased 5% to $39.9 million from the $38.1 million reported in the nine months ended March 31, 2003. Revenues from our digital media products for the three months ended March 31, 2004 increased 68% to $12.7 million from $7.6 million for the three months ended March 31, 2003. Revenues from our digital media division for the nine months ended March 31, 2004 increased 87% to $37.8 million from $20.2 million for the nine months ended March 31, 2003. The increase in both the three months and nine months ended March 31, 2004 was primarily attributed to additional demand for our DPTV products from China’s TV makers and LCDTV sales to Samsung. For the June quarter, which is typically a slow quarter for the consumer electronics market, we expect digital media revenue to be relatively flat or slightly up as compared with the March quarter. Revenues from our graphics division were $3.9 million and $17.6 million for the three months and nine months ended March 31, 2003, respectively. No revenue was recorded for graphics products in the three months and nine months ended March 31, 2004 as a result of the transfer of the graphics division to XGI in July 2003.

     Revenues from Asian customers, primarily in China and Taiwan accounted for 73%, and 13%, respectively, of our total revenues in the three months ended March 31, 2004. Revenues from Asian customers, primarily in Japan, Taiwan and China accounted for almost all of our total revenues in the three months and nine months ended March 31, 2003. Revenues from Asian customers, primarily in China and Taiwan accounted for 77% and 15%, respectively, of our total revenues in the nine months ended March 31, 2004. Revenues from North American and European customers were insignificant during all reported periods. We expect Asian customers will continue to account for a significant portion of our revenues.

     In the three months ended March 31, 2004, revenues from four customers, Skyworth, Samsung, Konka and Chang Hong, accounted for 19%, 19%, 16%, and 11% of total revenues, respectively. Skyworth, Konka and Chang Hong are television original equipment manufacturers located in China. In the three months ended March 31, 2003, sales to three customers, Inno Micro (a supplier to Toshiba), Chang Hong and Sampo (a television original equipment manufacturer located in Taiwan), accounted for 32%, 11% and 10% of total revenues, respectively. In the nine months ended March 31, 2004, sales to three customers, Skyworth, Samsung, and Sampo, accounted for 22%, 19%, and 17% of total revenues, respectively. In the nine months ended March 31, 2003 sales to two customers, Inno Micro and Skyworth, accounted for 39% and 13% of total revenues, respectively.

Gross Profit

     Gross profit increased to $7.8 million for the three months ended March 31, 2004 from $4.2 million for the three months ended March 31, 2003. Gross profit increased to $21.7 million for the nine months ended March 31, 2004 from $12.1 million for the nine months ended March 31, 2003. The gross margin as a percentage of revenues for the three months ended March 31, 2004 increased to 57% of revenues from 36% for the three months ended March 31, 2003. The gross margin as a percentage of revenues for the nine months ended March 31, 2004 increased to 54% of revenues from 32% for the nine months ended March 31, 2003. The increase in gross profit and gross margin was primarily attributable to higher revenues for digital media products, which have higher sales margins than graphics products.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality and which are planned to have higher margins. We believe margins will be under modest pressure in the near term due to declining average selling prices, and our strategy is to maintain and improve gross margins over the long term by (1) developing new and more advanced products that have higher margins, (2) reducing manufacturing costs by improving production yield and (3) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

     Research and development expenses for the three months ended March 31, 2004 decreased to $3.1 million from $5.5 million for the three months ended March 31, 2003. As a percentage of total revenues, research and development expenses decreased to 23% for the three months ended March 31, 2004, from 47% for the three months ended March 31, 2003. Research and development expenses for the nine months ended March 31, 2004 decreased to $7.9 million from $17.0 million for the nine months ended March 31, 2003. As a percentage of total revenues, research and development expenses decreased to 20% for the nine months ended March 31, 2004, from 45% for the nine months ended March 31, 2003. The decrease in research and development expenses, both in actual dollars and as a percentage of total revenues, was primarily the result of a reduction in research and development activities due to the transfer of the Graphics Division to XGI.

     We are currently planning to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital Set Top Boxes (“STB”) for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the marketplace, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $3.5 million in the three months ended March 31, 2004 from $3.0 million in the three months ended March 31, 2003. Selling, general and administrative expenses decreased as a percentage of total revenues to 25% in the three months ended March 31, 2004 from 26% in the three months ended March 31, 2003. Selling, general and administrative expenses increased to $10.2 million in the nine months ended March 31, 2004 from $9.1 million in the nine months ended March 31, 2003. Selling, general and administrative expenses increased as a percentage of total revenues to 25% in the nine months ended March 31, 2004 from 24% in the nine months ended March 31, 2003. The increase in selling, general and administrative expenditures in actual dollars in both the three and nine months ended March 31, 2004, was attributed primarily to an increase in professional fees and administrative expenses relating to our restructuring activities. We will continue to monitor and control our selling, general and administrative expenses.

Interest and Other Income and Expense, Net

     Net interest and other income of $137,000 for the three months ended March 31, 2004 represents interest income of $41,000 and other income of $142,000 partially offset by other expenses of $46,000. Net interest and other expense of $255,000 for the nine months ended March 31, 2004 primarily represents interest income of $87,000 and net other expense of $344,000, which mainly related to currency translation losses and investment expenses. Interest income increased to $41,000 in the three months ended March 31, 2004, from $31,000 in the same prior year period. Interest income decreased to $87,000 in the nine months ended March 31, 2004, from $110,000 in the same prior year period. The decrease in interest income was primarily the result of lower interest rates during the nine months ended March 31, 2004. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates. Net Interest and other expense was $458,000 in the three months ended March 31, 2003 representing an expense of $489,000, partially offset by interest income of $31,000. In the nine months ended March 31, 2003, interest and other expense was $350,000, representing an expense of $489,000 partially offset by interest income $111,000.

Minority Interests in subsidiaries

     The $539,000 recorded in minority interests in subsidiaries for the three months ended March 31, 2004 and $1,324,000 recorded in the nine months ended March 31, 2004 represents the share of income relating to minority shareholders of our consolidated subsidiaries. The amount of such charges is dependent upon the minority ownership in our subsidiaries, TTI in particular. The percentage held by minority shareholders will increase in the future if employees of TTI exercise options to acquire TTI stock, or if we determine to sell further interests in TTI to outside investors. We are reviewing the possibility of a public offering of TTI stock in Taiwan, or possibly, in the United States. No decision has been made to proceed with such an offering, but we have taken steps to ensure that an offering could occur in Taiwan if we decided to proceed. We would intend to retain a majority interest in TTI in all cases, but any such offering would increase the minority ownership in TTI.

Provision for Income Taxes

     A provision for income taxes of $231,000 was recorded for the three months ended March 31, 2004 and $2,506,000 was recorded in the nine months ended March 31, 2004 primarily relating to our Taiwan operations.

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

Investment in UMC and Other Investments

     As of March 31, 2004, the Company owned approximately 71.5 million shares of United Microelectronics Corporation (UMC), which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment. In March 2004 the Company sold 5.3 million shares of its investment in UMC for cash of $5.4 million. This resulted in a gain of $1.9 million. We may sell additional UMC shares in the near future if it is in the best interests of our stockholders to do so.

During the nine months ended March 31, 2004, we recognized net gain on investments totaling $9.1 million as follows (in thousands):

Gain on sale of UMC stock	$1,941
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,027
Software development company write-off	(177)
Optical applications company write-off	(272)
System design software company	(104)
Communications company	109
Venture capital funds	(90)

Total	$9,061

     During the nine months ended March 31, 2003, we recognized impairment losses on investments other than UMC totaling $4.8 million as follows (in thousands):

Optical applications company	$987
Fiber optic technology company	151
Circuit design company	500
Analog circuit design company	378
Optical networking company	831
Broadband networking company	1,370
Software development company	110
Venture capital funds	460

Total	$4,787

See Part I, Item 1, Notes 7 and 8 to the condensed consolidated financial statements above for discussion of these investments and related losses.

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

Liquidity and Capital Resources

     As of March 31, 2004, our principal sources of liquidity included cash and cash equivalents of $29.2 million, which increased from $5.1 million at June 30, 2003. During the nine months ended March 31, 2004, $1.3 million of cash was provided by operations, compared to the nine months ended March 31, 2003, during which $12.2 million of cash was used by operations. Cash provided by operations in the nine months ended March 31, 2004 was primarily due to operating income, a decrease in accounts receivable and an increase in income taxes payable, partially offset by an increase in inventories and a decrease in accounts payable. Cash used in operations in the nine months ended March 31, 2003 was primarily due to net loss, an increase in inventories and a decrease in taxes payable, offset by a decrease in accounts receivable. Capital expenditures were $315,000 for the nine months ended March 31, 2004, compared to $358,000 for the nine months ended March 31, 2003. During the nine months ended March 31, 2004, $18.0 million of net cash was provided by investing activities which was comprised of the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary for $2.8 million, the sale of 5.3 million shares of our investment in UMC for $5.4 million and $1.5 million from the disposal of short-term investments, partially offset by the purchase of investments of $90,000.

     Accounts receivable decreased to $3.1 million at March 31, 2004 from $4.3 million at June 30, 2003 primarily as a result of our restructuring due to decreased revenues after the transfer of our Graphics Division to XGI, and due to more sales made on cash on delivery terms for digital media products. Accounts payable decreased to $4.5 million at March 31, 2004 from $8.0 million at June 30, 2003 primarily due to our decreased research and development expenditures, which is due to the transfer of the Graphics Division to XGI. Our income taxes payable increased due to income from our Taiwan operations.

     During the nine months ended March 31, 2004, $5.2 million of cash was provided by financing activities, which was the result of the exercising of employee stock options.

     We occupy our facilities under several non-cancelable operating lease agreements expiring at various dates through 2006, and require payment of property taxes, insurance, maintenance and utilities. Future minimum lease payments under non-cancelable operating leases at March 31, 2004 were as follows (in thousands):

Three months ending June 30, 2004	$450
Year ending June 30,
2005	1,500
2006	1,600

Total minimum lease payments	$3,550

     As of March 31, 2004, we had unconditional purchase order commitments of approximately $2.4 million for wafers and chipsets.

     While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we do intend to monitor the advisability of disposing of our UMC stock and may sell additional UMC shares in the near term if it is in the best interests of our stockholders to do so.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Factors That May Affect Our Results

While we recognized operating income in the quarter ended March 31, 2004, we have incurred operating losses in recent history.

     We recognized income from operations of $1,181,000 in the quarter ended March 31, 2004. However, we did incur losses for several quarters prior to our reorganization.

     Our reorganization is intended to reduce our operating expenses and position the Company in a market in which we may be profitable in the future. In addition, we are trying to expedite new digital media product launchings and to control operating expenses. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products, and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

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

     The quarterly results of TMI also depend in part on the charges we incur as a result of the minority ownership of TTI. The minority ownership may increase in the future as a result of the exercise of TTI options by employees or if we determine to sell further interests in TTI.

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

     We are reviewing the possibility of a public offering of TTI stock in Taiwan, or possibly, in the United States. No decision has been made to proceed with such an offering, but we have taken steps to ensure that an offering could occur in Taiwan if we decided to proceed. Any such offering would increase the minority ownership in TTI, and result in larger charges, as a percentage of operating income, for minority interest in subsidiaries. Any such decision would be made based upon the overall results and benefits to TMI shareholders at the time.

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

     As a result of our reorganization and as we go forward into fiscal year 2004, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and

Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2004, approximately $29.2 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2004, we had available-for-sale equity investments with a fair market value of $64.3 million mostly relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the nine months ended March 31, 2004, we recognized an impairment loss of approximately $539,000 on our investments in private companies that we concluded was other-than-temporary. As of March 31, 2004, the balance of our long-term equity investments in non-public companies was approximately $3.0 million.

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

     The case was assigned to Magistrate Judge Thynge. The parties filed opening briefs in connection with claim construction and cross motions for summary judgment. Oral argument on these motions occurred on November 5, 2002. The Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. On May 21, 2003, Trident filed a motion for clarification requesting that the Court clarify its Memorandum Opinion by restating the final paragraph on page 31 of the Opinion. On May 23, 2003, NeoMagic filed a motion for reconsideration of the Court’s May 9, 2003 Order. On July 23, 2003, the Court issued an Order denying NeoMagic’s motion for reconsideration of the Court’s May 23, 2003 summary judgment decision and granting Trident’s motion for clarification of the Court’s May 23, 2003 summary judgment decision. The Company stipulated to the order pursuant to Federal Rules of Civil Procedure Rule 54(b), the Court entered the order, and on October 22, 2003 NeoMagic filed its Notice of Appeal to the Federal Circuit. NeoMagic filed its opening brief on appeal on December 24, 2003. Trident filed its response brief on February 4, 2004. NeoMagic filed its reply brief on Appeal in early March. Oral argument has been set for June 9, 2004, with a decision likely approximately 45 days later.

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

            Not applicable

Item 3: Defaults upon Senior Securities

            Not applicable

Item 4: Submission of Matters to Vote by Security Holders

A Special Meeting of Stockholders was held on March 17, 2004 to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000. The proposal was approved by the following margins:

For	Against	Abstain	Broker non-Votes
19,690,929	1,310,879	10,815	0

Item 5: Other Information

            Not applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd.(1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Principal Accounting Officer(6)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Filed herewith

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, dated January 5, 2004, pursuant to Item 7 and Item 12.

We filed a Current Report on Form 8-K, dated January 22, 2004, pursuant to Item 7 and Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2004, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.

(Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Peter Jen

Peter Jen
Senior Vice President, Asia Operations and Chief
Accounting Officer (Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit	Description	Page Number
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd.(1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Principal Accounting Officer(6)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Filed herewith