Form 10-K
period 2004-06-30
TRIDENT MICROSYSTEMS INC
filed 2004-09-13
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004	Commission file number 0-20784

TRIDENT MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0156584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1090 East Arques Avenue
Sunnyvale, California	94085
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 991-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [   ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on December 31, 2003 ($17.42 per share), as reported on the NASDAQ National Market was approximately $235,219,281. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s $0.001 par value Common Stock outstanding on August 31, 2004, was 22,941,958.

     Part III incorporates by reference from the definitive proxy statement for the registrant’s 2004 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

PART I

Item 1. Business

     We are a designer, developer and marketer of integrated circuits (ICs) for digital media applications, such as digital television, LCD TV and digital set-top boxes (STB). Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer (PC) market, and since 1999 for digitally processed televisions (DPTV) for the consumer television market. In June 2003 we announced a restructuring of our business to divest our legacy graphics business and in a separate transaction merge the company’s Digital Media division (DM) with Trident Technologies Inc (TTI) – a majority owned Taiwanese subsidiary to strengthen and extend the company’s digital TV business. TTI had previously been operating primarily as a Taiwan based semiconductor design house which had developed among other things, scaling technology useful for digital media applications. One of the parent company’s principal suppliers United Microelectronics Corporation (“UMC”) was, and continues to be a strategic minority shareholder in TTI. As of July 30, 2004, TTI was an 83% owned subsidiary of Trident Microsystems.

     Since the fall of 2003 we have focused our business primarily on the rapidly growing DPTV market and related areas. Our DPTV business is operated primarily through our majority-owned subsidiary, Trident Technologies, Inc. (TTI). We are also focused on the operations of our subsidiary in China in which we conduct and plan to expand our VLSI operations.

     We have been investing in and experiencing success in the digital television market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is on the verge of a further, significant growth phase. To date we have invested in developing strong relationships with Tier I Consumer Electronics OEM’s like Samsung, Toshiba and Sony as well as others. In addition, we are also focused on developing strong relationships with fast growing Chinese manufacturers like Skyworth, TCL, Konka, Changhong, Xoceco and Hisense. We believe over time more of the high volume digital television business will migrate to the Chinese manufacturers so we believe it’s important to have strong relationships on both ends of the market spectrum. We have also invested in integrating different technologies and providing integrated system-on-chip (SOC) advantages to our customers as well as innovation in video quality. We believe our early entrance and success in this market place, our many years of expertise in the business of enhancing digital image quality and our growing reputation and success with top tier manufacturers will provide a strategic advantage for us in this emerging market.

     Trident’s market strategy relies on leveraging television display controller design wins to further supply digital decoding and other value-added portions of television systems to leading consumer electronics OEMs. Trident believes that creating an integrated video decoder and processor that achieves superior image quality attractive to the world’s leading Television OEMs requires both mixed signal semiconductor and television system knowledge as well as a capacity to work with customers who are experts in these areas in a heuristic learning process through many design cycles. With this goal already achieved, we believe that our customers will accept many additional complimentary standard function solutions from Trident such as High Definition Media Interface (HDMI) and ATSC/DVB decoding.

     Executing this strategy demands that Trident be an early mover with new technology, achieving outstanding execution of complex system-on-chip designs. Trident has established it’s position as an early mover through the industry’s first integration of multi-standard video decoding and comb filtering with advanced video processing with the DPTV-DX chip in 2001. Trident again demonstrated its ability to lead with new technology with the introduction of the industry’s first integrated 10-bit ADC in the DPTV 3D Pro in 2002. Trident plans continue this tradition in the next two quarters with the introduction of advanced video processing integrated with ATSC/DVB decoding and HDMI integrated with 10-bit 3D multi-standard video decoding. Achieving such industry firsts demonstrates the Company’s continuing ability to execute highly complex chip designs which add significant additional features and performance within standard market cycle timeframes.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including Trident Technologies, Inc. (TTI) which was 83% owned as of June 30, 2004.

Markets and Applications

     As we go forward into fiscal year 2005, our principal design, development and marketing effort will focus primarily on our Digital Media products. Our Digital Media Division accounted for 95% and 49% of total revenues for fiscal years ended June 30, 2004 and 2003, respectively. We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the world wide digital television market including specifically China, Japan, Korea, Taiwan and Europe. Designed for system design flexibility, and high integration level, our goal is for users of our single chip DPTV™ Video Processors(s) to benefit from feature rich devices at competitive prices. The DPTV video processor converts analog TV into an advanced progressive digital quality television. We can also provide many of these same video processing advantages to digitally broadcast television content and we have developed additional technology to support this type of signal processing as well. Eventually the worldwide television market is expected to be dominated by digitally broadcast content and we believe our future success depends on our ability to integrate additional technologies and have our products support that market volume opportunity on an ongoing basis. While we have developed valuable experience in many areas over the years, following the divestiture of our Graphics Division assets, we anticipate in the near term the digital television and AV Notebooks markets to generate substantially all of our revenues. However, there can be no guarantee that our products will be accepted by the market or increase our revenues or profitability.

The following table illustrates our product families and markets:

Product Family	Description	Markets
DPTV	Integrated multi-standard video decoding, format conversion, and image enhancement processors	High-definition TV including CRT, plasma, LCD, rear-projection and front-projection display types, AV Notebook PC, Multi-function LCD Monitors.
HiDTV	Integrated ATSC/DVB (MPEG2) decoding, format conversion, and image enhancement processors	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

Current Digital Media Products:

     We have been developing products for other digital media applications, such as set top boxes and progressive television sets since 1999. The DPTV market in particular has begun to emerge as a high volume market for these products. Our DPTV products are designed to optimize and enhance video quality for various display devices, such as Cathode Ray Television (“CRTTV”), Liquid Crystal Display Television (“LCDTV”), Plasma Display Panel (“PDP”), Projection Television, Liquid Crystal Display Projection TV and AV Notebooks. Trident’s DPTV™ product family propels the corporate mission of Digital Media For The Masses by delivering tomorrow’s digital media technology to today’s consumer.

     DPTV™3D. DPTV™3D integrates an advanced 3-D digital comb video decoder for NTSC, PAL, and SECAM formats. Based on Trident’s patented proprietary Unified Memory Architecture (UMA), DPTV™-3D digital comb video decoder does not require extra frame buffers for performing 3D comb filtering. With film-mode recovery, DPTV™-3D can accurately detect the frame rates of incoming video sources, and then correctly restore the video source to the original film mode sequences in play back. The motion adaptive de-interlacing and edge-smoothing feature of the DPTV™-3D further refines the video display quality. The DPTV™ chip enables a SDTV signal to display in Picture-In-Picture mode, Picture-Out-Picture mode, and 16:9 or 4:3 aspect ratio modes. DPTV™-3D supports non-linear scaling in panorama mode to ensure the most natural picture aspect ratio for the viewers. DPTV™-3D’s integrated 3-D digital comb video decoder has a built-in VBI circuit for closed captioning and V-chip for parental control that is EIA 608 compliant. Furthermore, DPTV™-3D’s graphic-based On-Screen Display provides a user-friendly and graphic-oriented TV menu control interface.

     DPTV™MV. DPTV™MV is a derivative of DPTV3DP. It has all the features of DPTV-3D, except that DPTV™MV’s integrative video decoder is a 2D comb filter video decoder. The DPTV™MV is the main component in the premier TV chipset solution on the market. Designed for maximum system design flexibility, users of Trident’s single chip DPTV™ Video Processor(s) will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solution(s). The DPTV™-MV converts today’s analog TV into an advanced progressive TV quality. Decoded HDTV digital video streams can be formatted to different output display modes by DPTV.

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

     PANELPRO™-MM. The PanelPro™-MM is an advanced high-quality controller chip, that designed with an external CPU for maximum system design flexibility, users of Trident’s single chip PanelPro™-MM Video Processor will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solution(s). The PanelPro™-MM integrates - Clamping, pre-amp, ADC, sync separator, scaling engine, and external SDRAM/SGRAM interface - to deliver a high quality, high integration controller for the mainstream LCD monitors with dual (VGA analog and digital) interfaces plus video inputs up to D4. The chip handles dual 24-bit digital RGB port, SYNC input, and separated 8-bit /16-bit digital port for video decoder connection. The SYNC input interfaces directly with any VGA/SVGA/XGA/UXGA graphics board or any other compatible source. The PanelPro™-MM accepts video signals from both 8/16-bit YUV CCIR601 or 8-bit CCIR656 formats from a video decoder and receives digital signals from an external DVI transmitter. It delivers 48-bit digital data and all essential control signals for driving an 8-bit or 6-bit TFT LCD panel. Frame rate conversion is also supported with external SDRAM / SGRAM.

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

     DPTV™SVP. The DPTV™ SVP is Trident’s 4th generation TV-on-a-chip mixed-signal video processor product. It integrates the 4th generation TCD3™3D color comb video decoder, an object-based motion and edge adaptive de-interlacer with film mode recovery, scan rate and frequency conversion circuitries, and a graphical-based OSD for full support of today’s premier digital TV applications. DPTV™SVP integrates extra circuitry for enhancing video images, horizontal and vertical sharpness, spatial noise reduction, and black and white extension to provide a cinema-perfect™ picture. DPTV™SVP uses Trident’s patented Unified Memory Architecture (UMA), which allows both 3D comb video decoding and video enhancement processing to share the same frame buffer memory made up of high-speed and cost-effective PC graphic memory. Designed for maximum system design flexibility, DPTV™SVP integrates wide ranges of video interfaces to support converging digital and analog TV chassis applications. Designed for LCD TVs, the DPTV™SVP built-in LCD-BRITE™ feature improves the ordinary

LCD panel response time. DPTV™SVP is ideal for applications in Digital TVs, Plasma TVs, LCD TVs, and Set-top boxes, where high-precision video processing and scan rate frequency conversion are required.

     PANELTV™SVP. The PanelTV™SVP is Trident’s 4th generation TV-on-a-chip mixed-signal video processor product. It integrates the 4th generation TCD3™3D color comb video decoder, an object-based motion and edge adaptive de-interlacer with film mode recovery, scan rate and frequency conversion circuitries, and a graphical-based OSD for full support of today’s premier digital TV applications. PanelTV™SVP integrates extra circuitry for enhancing video images, horizontal and vertical sharpness, spatial noise reduction, and black and white extension to provide a cinema-perfect picture. PanelTV™SVP uses a 320 BGA package allowing multiple video data input and output configurations. PanelTV™SVP uses Trident’s patented Unified Memory Architecture (UMA), which allows both 3D comb video decoding and video enhancement processing to share the same frame buffer memory made up of high-speed and cost-effective PC graphic memory. Designed for maximum system design flexibility, PanelTV™SVP integrates wide ranges of video interfaces to support converging digital and analog TV chassis applications. Designed for LCD TVs, the PanelTV™SVP built-in LCD-BRITE™ feature improves the ordinary LCD panel response time. PanelTV™SVP is ideal for applications in Digital TVs, Plasma TVs, LCD TVs, and Set-top boxes, where high-precision video processing and scan rate frequency conversion are required.

     SVP-EX. The SVP-EX is Trident’s fifth and the latest generation all-in-one video processor product family. It features the industry’s first Truevideo™ 10-bit video processing technology that is optimized for 1080i HDTV component input. Embedded with a DCRe™ engine, the SVP-EX video processor deliverers the highest quality digital video images. The DCRe™ technology integrates an advanced 3D-comb video decoder, advance motion adaptive de-interlacing engine for up to 1080i input, object-based digital noise reduction, cubic-4 image scaling, film mode support, average picture level (APL) feedback to increase the TV set dynamic range, edge smoothing, and dynamic sharpness enhancement. The SVP-EX video processor is equipped with numerous outputs including a 24-bit TTL, DAC, and LVDs interface, making it extremely versatile with Trident proprietary DCRe™ technology delivering vivid cinema-realistic motion and still images the new SVP-EX processor family is ideal for high-performance flat-panel LCD, Rear-Projection, Flat CRT and Plasma Display TVs.

     DCRe™. DCRe, Digital Cinema Reality Engine, is Trident’s proprietary technology to address the need for today’s high-end multimedia digital television application requirement. It embodies Trident’s DPTV design vision in offering a highly integrated and common-chassis multimedia digital television design platform that is both a high quality television set as well as a multimedia display terminal for PC graphics. This design platform is able to receive and decode the conventional NTSC/PAL/SECAM broadcasting signals, to display PC VGA inputs and to receive high definition component inputs from the digital set-top box.

Products in Development:

     Trident’s product market strategy is to continually provide the most integrated video processor solution to the market. Trident is the world’s first and in many cases, the only company to integrate high precision ADC, advanced 3D comb filter video decoder, de-interlacer, and scaler into a single chip. We intend to lead the industry in innovations and we are planning introductions of the next generation of DPTV chips in the current fiscal year. Currently, our TTI subsidiary and Silicon Image, Inc. are working on a joint product development to accelerate the adoption of the emerging industry-standard High-Definition Multimedia Interface™ (HDMI™) to the mainstream digital TVs segments. Not only will Trident license the HDMI technology from Silicon Image for future product integration into the DPTV™ and the HiDTV™ product families, but also, the two companies are collaborating in the development and plan to collaborate in the sales and marketing of a mainstream high-quality analog front-end device to be used in the advanced TV and HDTV market. Our product design combine the advanced video technologies from both companies. In addition, TTI is currently working on the next-generation, system-on-chip digital TV engine (“HiDTV™”) for the design of High Definition Digital TV systems. The processor design integrates a majority of key functions including HD MPEG2 decode needed to support both digital and analog TV broadcasting with minimum external components.

     Trident and TrueVideo are registered trademarks DPTV™3D, DPTV™MV, DPTV™3DPRO, PANELTV™3DPRO, PANELPRO-MM™, DPTV™ SVP, PanelTV™SVP, DCRe™, and HiDTV™ are trademarks of the Company as of June 30, 2004. Other trademarks used in this report are the property of their respective owners.

Graphics Products:

     As a result of the sale of the assets of our Graphics Division, we no longer produce graphics chips for the PC market. Graphics chips accounted for the majority of our revenue in fiscal 2003 and all prior periods.

Sales, Marketing and Distribution

     We sell our products primarily through direct sales efforts. Our digitally processed television products are marketed primarily from our offices in Taipei, Taiwan; Shanghai, China; and Sunnyvale, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support our direct customers. We also market our products through independent sales representatives and distributors.

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

     Our digitally processed television customers include leading manufacturers of TVs in China, Taiwan, Japan and Korea. We service these customers primarily through our offices in the United States, Taiwan and China. As digital television is rapidly developing in the United States, Europe, Japan, Korea, China and elsewhere, we expect that leadership in this industry will also rapidly change, and our objective is to become a supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV is deployed in those markets.

     During fiscal year 2004, we generated nearly all of our revenues from Asia. A small number of customers frequently account for a majority of our sales in any quarter. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 10 to the Consolidated Financial Statements.

Manufacturing

     We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. Our subsidiary, Trident Technology, Inc. has provided manufacturing operations for our Digital Media Business Unit since the closing of our restructuring in August 2003. In fiscal 2004, United Microelectronic Corporation (“UMC”), in which we held an investment valued at $51.8 million as of June 30, 2004, provided substantially all of our foundry requirements.

     We purchase product in wafer form from the foundries and we manage the contracting with third parties for the chip packaging and testing. In order to manage the production back-end operations, we have been adding personnel and equipment to this area. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product, and we require the foundry and third party contractors to use those procedures and specifications before shipping finished products. We have experienced few customer returns based on the quality of our products. However, our future return experience may vary because our more advanced, more complex products are more difficult to manufacture and test. In addition, some of our customers may subject those products to more rigid testing standards than in the past.

     Our reliance on third party foundries, UMC in particular, and assembly and testing houses involves several risks including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. We often conduct business with foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, except as set forth in the above-mentioned contracts or agreements, such foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

Research and Development

     We have spent approximately $11.5 million, $21.6 million and $22.2 million on Company sponsored research and development activities during fiscal 2004, 2003 and 2002, respectively. The decrease in research and development spending for fiscal 2004 was primarily the result of decreased headcount subsequent to our restructuring effective July 2003. We have conducted substantially all of our product development in-house and, as of June 30, 2004, our staff of research and development personnel equaled 163.

Competition

     The markets in which we compete are highly competitive and we expect that competition will increase. The principal factors of competition in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., ATI Technologies Inc., Zoran Corporation, ST Microelectronics, and Media Tek, Ltd. Other smaller competitors supplying LCDTV chip sets may arise in the future. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

     We plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital set top boxes for the digitally processed television market in China, Japan, Korea and Taiwan. We believe the market for digital television will be competitive, and will require substantial research and development, sales and marketing efforts to stay competitive in this market. Therefore we expect to devote significant resources to the DPTV™ market even though competitors are substantially more experienced than we are in this market. However, these efforts may not be successful.

Our Operations and Management Structure

     Prior to July 2003, we operated two business divisions — the graphics division and the digital media division. In July 2003, we undertook several transactions to restructure our operations. The assets of our graphics division were acquired by XGI Technology, Inc. (XGI), the graphics business previously spun off from Silicon Integrated System Corp, and we simultaneously made a 30% equity investment in XGI. We later sold a portion of our investment in XGI and we now hold an approximately 20% equity interest in XGI.

     In a separate transaction, the assets of our digital media division were merged with our subsidiary, TTI, in August 2003 which brought our equity interest in TTI to 90%. In September 2003, we sold a portion of our equity interest in TTI and now hold an approximately 83% equity interest in TTI. However, our current equity interest in TTI may decline in the future, as discussed more fully below, due to dilution of interest resulting from employee exercises of stock options in TTI or further sales of equity interests in TTI.

     As a result of the above-described transactions, our operations were significantly restructured to focus our resources on our digital media business and capitalize on opportunities in the growing digital media market. Our operations are now organized as follows: TMI’s wholly owned subsidiary, Trident Microsystems, (Far East) Ltd. (TMFE), a holding company organized in the Cayman Islands, owns an 83% equity interest in TTI and a 100% equity interest in each of Trident Multimedia Technologies Co., Ltd (TMT) and Trident Multimedia Systems (TMS). The operational structures of TMI and TTI are explained more fully below.

     Trident Microsystems, Inc. (TMI)

     Trident Microsystems, Inc. (TMI) is a public company, organized in the United States, with headquarters in Sunnyvale, California. TMI designs, develops and markets integrated circuits for digital media applications through its operation of TTI and its other subsidiaries.

     Set forth below is the name, age and position of each of TMI’s executive officers and directors as of June 30, 2004, including Jung-Herng Chang who does not hold an executive officer title with TMI but, as the President of our primary subsidiary, TTI, is considered an executive officer and affiliate of TMI:

Name	Age	Position
Frank C. Lin	59	President, Chief Executive Officer and Chairman of the Board of Directors
John Edmunds	47	Chief Financial Officer
Peter Jen	58	Senior Vice President, Asia Operations and Chief Accounting Officer
Jung-Herng Chang	48	Senior Vice President, Engineering
Millard Phelps	76	Director
John Luke	71	Director
Glen Antle	66	Director
Yasushi Chikagami	65	Director

     In addition to the above positions that Mr. Lin and Mr. Jen hold with TMI, they also hold positions with certain of TMI’s subsidiaries, as described below. Mr. Lin, Mr. Edmunds and Mr. Jen receive cash compensation for their services solely through TMI. However, Mr. Lin, Mr. Edmunds and Mr. Jen each hold options to acquire common stock in both TMI and TTI. As of June 30, 2004, Mr. Lin, Mr. Edmunds and Mr. Jen hold options to acquire an aggregate of 1,027,500, 150,000 and 412,000 shares of TMI common stock, respectively, and 2,270,000, 130,000 and 130,000 shares of TTI common stock, respectively. Dr. Jung-Herng Chang receives cash compensation and equity compensation solely through TTI and holds options to acquire 460,000 shares of TMI common stock. As of June 30, 2004, Dr. Chang holds options to acquire an aggregate of 1,900,000 shares of TTI common stock. The options to acquire TMI shares for Mr. Lin, Mr. Jen and Dr. Chang were granted over a series of years and are now 100% vested and exercisable. These options provide a new forward looking retention incentive to key executives which will vest over four years.

Trident Technologies, Inc. (TTI)

     With the assistance of TMI and its other subsidiaries, TTI is responsible for development, sales and marketing of our digital media products. Our current TTI subsidiary is the result of a reorganization in September 2003. Combining the Digital Media division with TTI allowed us to aggressively focus on developing more exciting products in the emerging digital television market, and the restructured TTI has the potential to seek a separate IPO in

Taiwan. To facilitate this opportunity TTI added independent members to its board of directors. As TTI would be viewed as a “pre IPO” company in Taiwan we were in a far better position to attract and retain good multimedia engineering talent in the Far East.

     While we currently own approximately 83% of TTI, our interest in TTI may decline over time, as discussed below. The quarterly results of TMI depend, in part, on the charges we incur as a result of the minority ownership of TTI. In general, such minority interest charges represent the share of income relating to minority shareholders of our consolidated subsidiaries. If our equity interest in TTI were to decline, the percentage of income taken as a charge for minority interests in our consolidated subsidiaries would increase, thereby affecting our financial results.

     TTI grants stock options separately in TTI to its employees, and virtually all of the previous parent company employees, other than our executive officers, stopped vesting in TMI options when they became part of TTI. To ensure a continuity of interests in both parent and subsidiary activities executive officers continued to vest in equity in both companies. As is the practice in Taiwan the exercise price of these options is initially fixed at the inception of the plan for a given pool of options and then available for grant at that price until the pool has expired. The initial fixed exercise price of NT$ 10 for TTI’s initial 16.2 million share pool was customary for an emerging company as equivalent to the par value of the stock. As stock options are granted this fixed exercise price may be well below the fair market value of the stock at that time, as a result, consistent with generally accepted accounting principles, TMI measures the intrinsic value of these stock options and records deferred compensation at the time of grant to be amortized to expense over the vesting period of the option.

     TMI and TTI continue to explore the possibility of an IPO in Taiwan but no final decision has been reached in this regard. The IPO process typically takes approximately 2 years in Taiwan, at this point, even if the company were to decide to move forward the earliest such an event might take place would be during the summer of 2005. As is the practice in Taiwan, an IPO is not required for shares of private companies to trade in limited volumes in so called “emerging market” transactions and this is true today of TTI. Going forward, whether an IPO occurs or not, TMI’s long-term strategy is to maintain a majority interest in TTI. As a majority shareholder, TMI expects to continue to consolidate TTI operations as part of it’s financial statements. TMI will continue to be actively involved in overseeing the operations of TTI.

     As of June 30, 2004, there were 65.0 million shares of TTI common stock outstanding and options to purchase 14.1 million shares of TTI common stock outstanding, none of which were exercisable as of that date. Such options vest over a period of four years from the grant date. The vast majority of options were granted on August 29, 2003 when TTI was reconstituted. So for example, as of September 2004, if the vested shares to date were exercised and the Company did not otherwise reacquire or sell additional shares, the Company’s interest in TTI would be diluted from 83% to approximately 82%. Likewise, in the absence of the Company reacquiring or selling additional shares, dilution of the Company’s interest in TTI may be seen in future periods as vested options are exercised. There are approximately 2.1 million options available for grant remaining in the initial pool, after which the company must have sufficiently prospered and declared sufficient stock dividends to investors that the cumulative historical grants to employees falls below 15% of the new higher number of shares then outstanding. At that point, TTI may add to the pool and bring the cumulative options granted or available to grant up to the 15% level if it so chooses, which increment will then have an exercise price fixed at no less than 85% of the fair market value of the stock at that time.

     Dilution of our interest in TTI would also result if we determine in the future to sell further interests in TTI. We have considered the possibility of a public offering by our TTI subsidiary in Taiwan and have taken steps to prepare for such an offering, including facilitating the trading of unlisted shares on Taiwan’s emerging stock market, which is a necessary step in the IPO process. However, no final decision has been made to proceed with such an offering. Our long-term strategy is to retain a majority interest in TTI in all cases, but any such offering would increase the minority ownership in TTI.

     As of June 30, 2004, TTI’s Board Members are Mr. Frank Lin, Chairman and CEO of Trident Microsystems, Inc.; Mr. Jung-Herng Chang, President of Trident Technologies, Inc.; Mr. Charles Kau, President of Inotera Memories, Inc.; Mr. Gary Cheng, General Partner of Venglobal Capital; Mr. Daniel Wu, Chief Strategy Officer, Taishin Financial Holding Co., Ltd. As of June 30, 2004, TTI’s executive officers are Jung-Herng Chang, President and Jason Wang, Chief Financial Officer, Vice President of Operations and Finance.

     Trident Multimedia Technologies (Shanghai) Co., Ltd (“TMT”)

     We are also focused on the operations of our subsidiary in China, Trident Multimedia Technologies (Shanghai) Co., Ltd (“TMT”). Over the past few years, Trident has established a strong and powerful VLSI design team in TMT. Our strategy is for the VLSI team to provide integrated design services to TTI and third parties, and to utilize Trident’s existing graphics and digital media IP’s to develop new products. We believe that by restructuring our operations and combining the technical strength of Trident and it’s subsidiaries we have emerged as a profitable company and will continue to emerge as a leading player in the semiconductor industry.

International Operations

     During fiscal years 2004 and 2003, practically all of our Digital Media sales occurred in Asia. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of revenues. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations. While we have not experienced any material adverse effects on our operations as a result of other regulatory or geopolitical factors, there can be no assurance that such factors will not adversely impact our operations in the future or require us to modify our current business practices.

Intellectual Property

     We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained various digital video processing technology patents and other patent applications are pending. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. While we will maintain certain rights and obligations with respect to our graphics technology, substantially all such rights for the PC graphics field were transferred as part of the XGI transaction in July 2003.

     The semiconductor industry is characterized by frequent litigations regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, we have been in litigation with NeoMagic Corporation which was resolved in our favor as is described in more detail under “Item 3. Legal Proceedings.” There can be no assurance that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. Any litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a large portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us, or our customers, and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including the People’s Republic of China, Taiwan and Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

Backlog

     Our business is generally characterized by 6-8 weeks of backlog at any given time. We are also organized and make some level of investment in inventory to be able to respond to short lead time orders and quick delivery schedules. As a result we operate with a modest amount of backlog for any given quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers’ requirements or manufacturing availability. Further, a substantial portion of our customers are required to post a letter of credit or pay for the goods in advance of shipment, so that if the customer does not provide this type of security on a timely basis the backlog may be rescheduled or simply never materialize. Consequently, we do not believe that backlog is a reliable indicator of future sales.

Segments

     For fiscal years ended June 30, 2004, 2003 and 2002, the digital media segment accounted for $50.1 million, $25.9 million and $6.5 million in revenues, respectively. As a percentage of revenues for fiscal years ended June 30, 2004, 2003 and 2002, the digital media segment accounted for 95%, 49% and 6%, respectively. The digital media segment had operating income of $10.6 million and $0.6 million for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

Employees

     As of June 30, 2004, we had 300 full time employees, including 163 in research and development, 27 in product testing, quality assurance and operations functions, 67 in marketing and sales and 43 in finance, human resources, and administration. As of June 30, 2004, we had 49 employees in the United States, 171 in Shanghai, China, 67 in Taiwan and 13 in Hong Kong. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

     You may obtain a free copy of our most recent annual report on Form 10-K and any amendments to the report on the day of filing with the SEC or on our website on the World Wide Web at http://www.tridentmicro.com.

We do not make available on our website quarterly reports on Form 10-Q or current reports on Form 8-K because we state on our website the location where such filings can be found on the SEC website and on http://www.FreeEdgar.com. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports by contacting the Investor Relations Department at our corporate offices by calling 408-991-8090 or by sending an e-mail message to investor@tridentmicro.com.

Item 2. Properties

     We lease a building of approximately 34,000 square feet on 1090 East Arques Avenue in Sunnyvale, California, pursuant to a lease which expires in June 2006. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. Our other leases include a 6,000 square-foot office in Hong Kong, China, for the Hong Kong branch office of our Trident Far East subsidiary, two sales offices located in Taipei, Taiwan totaling 13,000 square-feet, a 5,000 square-foot research and development facility in Hsinchu, Taiwan, a 6,000 square-foot sales office in Shenzhen, China; a 38,000 square-foot research and development facility in Shanghai, China, and a 1,000 square-foot sales office in Beijing, China.

Item 3. Legal Proceedings

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against the Company in the United States District Court for the District of Delaware, Case No. 98-CV-699. On January 25, 1999, the Company answered the complaint and filed a counterclaim alleging violation of Section 2 of the Sherman Act. The antitrust counterclaim was stayed by the Court pending the outcome of NeoMagic’s patent infringement claim. The parties filed motions for summary judgment and after several years of legal action, the Court issued an order on May 9, 2003 granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. NeoMagic appealed this decision and, on August 5, 2004, the Federal Circuit issued a unanimous decision affirming summary judgment in the Company’s favor. Trident’s counterclaim against NeoMagic remains pending in Delaware federal district court.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

Executive Officers of the Registrant

     As of June 30, 2004, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position	Employed Since
Frank C. Lin	59	President, Chief Executive Officer and Chairman of the Board	1987
Jung-Herng Chang, Ph.D.	48	President TTI (primary operating subsidiary)	1992
John Edmunds	47	Chief Financial Officer	2004
Peter Jen	58	Senior Vice President, Asia Operations and Chief Accounting Officer	1988

     Mr. Lin founded Trident in July 1987 and has served in his present position since that time. His career spans 25 years in the computer and communications industries. Prior to Trident, he was Vice President of Engineering and co-founder of Genoa Systems, Inc., a graphics and storage product company. Before Genoa, Mr. Lin worked for GTE, ROLM, and was a senior manager at Olivetti Advanced Technical Center in Cupertino, CA. He holds a M.S.E.E. from the University of Iowa and a B.S.E.E. from National Chiao Tung University, Taiwan.

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

     Mr. Edmunds joined the Company in June 2004. Mr. Edmunds was formerly with Zoran Corporation, where he was Vice President of Finance. Previously he served as Senior Vice President/CFO of Oak Technology which was acquired by Zoran in August 2003. Prior to Oak Technology, Mr. Edmunds was Corporate Controller/Director of Internal Audit at Electronics for Imaging. Mr. Edmunds previously held several senior level finance positions during his eleven years at Tandem Computers as well as during six years with the international accounting firm Coopers and Lybrand. Mr. Edmunds holds a C.P.A. and a BS in Finance and Accounting from University of California, Berkeley.

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

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock

     The Company’s stock has been traded on the NASDAQ National Market since the Company’s initial public offering on December 16, 1992 under the NASDAQ symbol TRID. The following table sets forth, for the periods indicated, the quarterly high and low sales prices for the Company’s common stock as reported by NASDAQ:

Year Ended June 30,	High	Low
2003
First Quarter	4.19	1.83
Second Quarter	2.80	1.54
Third Quarter	2.77	1.83
Fourth Quarter	6.47	2.20
2004
First Quarter	9.68	5.20
Second Quarter	19.00	8.60
Third Quarter	21.25	11.68
Fourth Quarter	17.35	10.36

     As of June 30, 2004, there were approximately 83 registered holders of record of the Company’s common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The Company did not make any repurchases of its common stock during the fourth quarter of fiscal 2004.

Item 6. Selected and Supplementary Financial Data

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended June 30,
(in thousands, except per share data)	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$52,551	$52,752	$105,766	$128,226	$122,682
Income (loss) from operations	4,434	(18,454)	(13,006)	2,394	(4,206)
Net income (loss)	9,588	(24,764)	(35,651)	(43,640)	68,107
Basic net income (loss) per share	0.43	(1.21)	(1.77)	(2.22)	3.38
Diluted net income (loss) per share	0.38	(1.21)	(1.77)	(2.22)	2.95

	June 30,
	2004	2003	2002	2001	2000
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$84,331	$49,867	$84,018	$79,385	$149,706
Working capital	72,170	41,171	73,802	79,191	115,211
Total assets	96,256	70,123	118,524	147,419	222,376
Long-term debt, less current portion	—	—	—	—	46
Total stockholders’ equity	73,812	52,160	90,656	105,366	155,961

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements include our expectations and beliefs concerning:

•	our prospects for success in the digital television market and its effect on our future financial results,

•	the effects of our restructuring on our business and future financial results,

•	future prospects for the digital television industry in general,

•	allocation of resources and control of expenses related to the digital television market, new products and internal business strategies,

•	our plans and timeline for future product development in the digital television market,

•	future gross margin levels and our strategy to maintain and improve gross margins,

•	demand for and trends in revenue for our products,

•	trends in average selling prices,

•	the percentage of export sales,

•	maintenance of majority ownership in our subsidiaries,

•	the sufficiency of our financial resources over the next twelve months,

•	denomination of our international revenues and exposure to interest rate risk,

•	the adequacy of our internal controls over financial reporting,

•	the outcome of pending litigation,

•	future investments and/or acquisitions.

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

Overview of Business

     We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display (LCD) television and digital set-top boxes. Our system-on-chip semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to users.

     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top five customers accounted for 67% of our total revenue for the fiscal year ended June 30, 2004. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan, which also owns a minority interest in TTI.

     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 83% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd.

(TMT), located in Shanghai, China. Our net income is determined after taking a charge for the share of income relating to the minority interest in TTI.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TTI which was 83% owned by TMI as of June 30, 2004, and was 63% owned by TMI as of June 30, 2003.

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

     We recognize product sales as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers with rights of return or price protection are generally recognized upon shipment to end user customers. Approximately 10% of sales in fiscal 2004 flowed through distributors.

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

     We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of our stock on the date of grant and the amount an employee must pay to acquire the stock.

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

Results of Operations

     The following table sets forth the percentages that consolidated statement of operations items are to revenues for the years ended June 30, 2004, 2003 and 2002:

The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Year ended June 30,
	2004	2003	2002
Revenues	100%	100%	100%
Cost of revenues	45	72	78

Gross margin	55	28	22
Research and development expenses	22	41	21
Selling, general and administrative expenses	25	22	13

Income (loss) from operations	8	(35)	(12)
Gain (loss) on investments, net	18	(9)	(41)
Interest and other income(expense), net	—	(1)	1
Minority interests in subsidiaries	(3)	—	—

Gain (loss) before income taxes	23	(45)	(52)
Provision (benefit) for income taxes	5	2	(19)

Net income (loss)	18	(47)	(33)

	Year Ended June 30,			Year Ended June 30,
	2004	2003	% change	2003	2002	% change
Revenues	$52,551	$52,752	—	$52,752	$105,766	(50)%
Cost of revenues	23,674	37,720	(37)%	37,720	82,970	(55)%

Gross profit	28,877	15,032	92%	15,032	22,796	(34)%
Research and development expenses	11,475	21,600	(47)%	21,600	22,218	(3)%
Sales, general and administrative expenses	12,968	11,886	9%	11,886	13,584	(13)%

Income (loss) from operations	$4,434	$(18,454)	124%	$(18,454)	$(13,006)	(42)%

Revenues

     Total revenues in fiscal 2004 were $52.6 million, which is slightly lower than the $52.8 million reported in fiscal 2003. Sales of digital media products represented approximately $50.1 million or 95% of total revenues in fiscal 2004 as compared to approximately $25.9 million or 49% in fiscal 2003. The increase in sales of digitally processed television products in fiscal 2004 was primarily attributed to continued success of the 3D and MV products largely in Digital CRT markets as well as a favorable reception from new customers for our SVP and LCD panel based products. The volume of Digital media units increased by more than 120%, however as is typical in Consumer Electronics markets, the average selling price eroded by an amount in the range of 10-15%. The aggregate average selling price continues to be in a range of $ 15 -$ 20 per unit. No revenue was recorded for graphics products in the year ended June 30, 2004 as a result of the transfer of the graphics division to XGI in July 2003.

     Total revenues decreased in fiscal 2003 to $52.8 million, or 50%, from $105.8 million reported in fiscal 2002. The decrease in revenues was primarily due to the decrease in unit volume shipments of desktop and notebook PC products in fiscal 2003. Sales of digital media products represented approximately $25.9 million or 49% of total revenues in fiscal 2003 as compared to approximately $6.2 million or 6% in fiscal 2002. Sales of graphics products of $26.2 million were approximately 50% of total revenues in fiscal 2003 as compared to $96.2 million or 91% of total revenues in fiscal 2002.

     Sales to Asian customers, primarily in China, Korea and Taiwan accounted for 91% of our revenues in fiscal 2004. Sales to Asian customers, primarily in Japan, Taiwan and China accounted for 98% of revenues in fiscal 2003. Sales to 3 customers, Skyworth, Konka (television manufacturers located in China) and Samsung, accounted for approximately 23%, 16% and 15% of revenues, respectively, for fiscal 2004. Sales to two customers, Inno Micro, which is a supplier to Toshiba, and Skyworth accounted for approximately 43% and 11% of revenues, respectively, for fiscal 2003. Sales to one customer, Inno Micro, which is a supplier to Toshiba, accounted for approximately 58% of revenues for fiscal 2002. Substantially all of our sales transactions were denominated in U.S. dollars during all periods. Approximately 10% of sales in fiscal 2004 went through distributors.

     In the year ended June 30, 2004, one of our key OEM customers ordered a lower volume of products than expected due to the customer’s inventory transition issues. Although we expect this customer’s inventory transition to be resolved in a timely manner, in forecasting our sequential growth, we do not expect a complete resolution by the end of the quarter ending September 30, 2004. However, we expect to ship the SVP-EX to this customer in the month of September, and expect the customer volumes to be higher in the December quarter and back to normal levels moving into calendar 2005.

Gross Margin

     Gross margin as a percentage of total revenues increased to 55% in fiscal 2004 from 28% in fiscal 2003. Gross margin as a percentage of total revenues increased to 28% in fiscal 2003 from 22% in fiscal 2002. The increases were primarily due to a relative increase in sales of digital media products which have higher margins than PC graphics products. Our strategy is to maintain and improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. However, there is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development

     Research and development expenses decreased to $11.5 million in fiscal 2004 from $21.6 million in fiscal 2003, and from $22.2 million in fiscal 2002. Research and development expenses as a percentage of total revenues were 22%, 41% and 21% in fiscal 2004, 2003 and 2002, respectively. The decrease in absolute dollars spent in fiscal 2004 was primarily the result of decreased spending on research and development relating to graphics products.

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

Selling, General and Administrative

     Selling, general and administrative expenses increased to $13.0 million in fiscal 2004 from $11.9 million in fiscal 2003 and decreased from $13.6 million in fiscal 2002. Selling, general and administrative expenses as a percentage of revenues were 25%, 23% and 13% in fiscal 2004, 2003 and 2002, respectively. Selling, general and administrative expenses increased in fiscal 2004 due to an increase in professional fees and an increase in administrative expenses relating to our restructuring activities. Selling, general and administrative expenses decreased in 2003 from 2002 primarily as a result of lower selling expenses due to a decrease in revenue for graphic products.

Interest and Other Income (Expense), Net

     Net interest and other expense of $104,000 in fiscal 2004, was comprised of an expense of $262,000, primarily due to currency exchange losses and investment expenses, partially offset by interest income of $158,000. Net interest and other expense was $269,000 in fiscal 2003 representing an expense of $503,000 partially offset by interest income of $234,000. Interest income declined in fiscal 2004 due to lower applicable interest rates as compared to fiscal 2003. Interest income declined in fiscal 2003 due to lower cash balances and lower applicable interest rates as compared to fiscal 2002. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.

Minority Interests in subsidiaries

     The $1.8 million recorded for minority interests in subsidiaries in fiscal 2004 represents the share of income relating to minority shareholders of our consolidated subsidiaries. The amount of such charges is dependent upon the income and minority ownership in our subsidiaries, TTI in particular. The percentage held by minority shareholders will increase in the future if employees of TTI exercise options to acquire TTI stock, or if we determine to sell further interests in TTI to outside investors. We continue to explore the possibility of an IPO in Taiwan which would increase the minority ownership in TTI. However, no final decision has been reached in this regard. The IPO process typically takes approximately 2 years in Taiwan, at this point, even if the company were to decide to move forward the earliest such an event might take place would be during the summer of 2005. We have taken preliminary steps to enable an IPO, which include filing for regulatory approvals and most recently, agreeing to facilitate sales of unlisted securities , including the sale by TMI of a small number of less than 0.5% of its holdings to enable a Taiwan securities firm to make an orderly market. Going forward, whether an IPO occurs or not, TMI’s long-term strategy is to maintain a majority interest in TTI.

Provision/benefit for Income Taxes

     A provision for income taxes of $2.7 million was recorded for the fiscal year ended June 30, 2004 of which $2.2 million related to our operations in Taiwan.

     For fiscal 2003 we recorded a provision for income taxes of $1.0 million to increase our valuation allowance and reduce the carrying amount of our net deferred tax asset to zero. Based on our assessment of all available evidence, including consideration of historical and future estimated taxable losses, we concluded that it was more likely than not our net deferred tax asset would not be realized. The net deferred tax asset arose during fiscal 2003 due to decreases in our deferred tax liabilities associated with cumulative unrealized holding gains on our UMC investment. We recorded a benefit for income taxes of $19.6 million for the fiscal year ended June 30, 2002. The income tax benefit was primarily due to the reversal of deferred tax liabilities as a result of the write-downs of our UMC investment.

Investment in UMC and Other Investments

     As of June 30, 2004, the Company owned approximately 69.5 million shares of United Microelectronics Corporation (UMC), which represents about 0.5% of the outstanding stock of UMC. In the quarter ended September 30, 2001, we concluded that due to a substantial decline in the market value of UMC’s stock price from June 30, 2001, the continued decline in stock prices of publicly traded semiconductor companies and the continuing unfavorable outlook for the semiconductor industry, that the decline in the investment value in UMC had become other-than-temporary. Accordingly, $40.0 million, which represents the difference between the carrying value on March 31, 2001 and the quoted fair value on September 30, 2001, was written off against earnings as an impairment loss on investments in accordance with Statements of Financial Accounting (“SFAS”) No. 115 and Accounting Principles Board Opinion (“APB”) No. 18. See Part II, Item 8, Notes 4 and 6 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment. During fiscal year 2004 the Company sold 7.3 million shares of its investment in UMC for cash of $7.4 million. This resulted in a gain of $2.7 million. We may sell additional UMC shares in the near future if we believe it is in the best interests of our stockholders to do so.

During the fiscal year ended June 30, 2004, we recognized net investment gains totaling $9.8 million as follows (in thousands):

Gain on sale of UMC stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,027
Broadband networking company write-off	(230)
Software development company write-off	(177)
Optical applications company write-off	(272)
Gain on sale of investment in a communications company	125
Gain on sale of investment in a system design software company	132
Venture capital funds write-down	(90)

Total	$9,794

During the fiscal year ended June 30, 2003, we also recognized net impairment loss on investments other than UMC totaling $5.0 million as follows (in thousands):

Optical applications company	$(987)
Fiber optic technology company	(151)
Circuit design company	(500)
Analog circuit design company	(753)
Optical networking company	(831)
Broadband networking company	(1,370)
Software development company	(110)
Venture capital funds write-down	(460)
System design software company	167

Total	$(4,995)

During the fiscal year ended June 30, 2003, we recognized a gain on investment of $167,000 resulting from the additional shares received upon the achievement of certain milestones.

During the fiscal year ended June 30, 2002, the Company recognized net impairment losses on investments totaling approximately $42.7 million as follows (thousands):

UMC investment write-down (Note 4)	$(39,980)
ADSL company	(270)
Communications company	(66)
Broadband communications company	(750)
Voice over DSL communications company	(850)
Optical networking company	(349)
Broadband server technology company	(275)
Venture capital funds write-down	(743)
System design software company	568

Net loss	$(42,715)

See Part II, Item 8, Notes 4 and 5 to the Consolidated Financial Statements for discussion of these investments and the related losses.

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

Liquidity and Capital Resources

     As of June 30, 2004, our principal sources of liquidity included cash and cash equivalents of $32.5 million, an increase from $5.1 million at June 30, 2003. In fiscal year 2004, $2.4 million of cash was provided by operations, as compared to $17.4 million used by operations in fiscal year 2003. The cash provided by operations was primarily due to net income, a decrease in accounts receivable and an increase in income taxes payable and minority interests in subsidiaries, offset by a decrease in accounts payable.

     Accounts receivable decreased to $2.4 million at June 30, 2004 from $4.3 million at June 30, 2003 primarily due to our restructuring which resulted in decreased revenues after the transfer of our Graphics Division to XGI, and due to more sales made on cash on delivery terms for digital media products. Accounts payable decreased to $3.2 million at June 30, 2004 from $8.0 million at June 30, 2003 primarily due to our decreased research and development expenditures subsequent to our transfer of the Graphics Division to XGI. Our income taxes payable increased to $4.3 million primarily due to profitable operations in Taiwan. Minority interests in subsidiaries increased to $4.0 million due to the restructuring of our operations in TTI and the resulting share of income by minority interests in TTI.

     During the fiscal year ended June 30, 2004, $19.6 million of net cash was provided by investing activities which was comprised of the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI, the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary for $2.8 million, the sale of 7.3 million shares of our investment in UMC for $7.4 million and $1.8 million from the disposal of short-term investments, partially offset by the purchase of investments of $90,000. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we regularly monitor the advisability of disposing of our UMC stock and sell shares of such stock from time to time when we believe it is in the best interests of our stockholders to do so. Capital expenditures were $656,000 for fiscal year ended June 30, 2004, compared to $458,000 for fiscal year ended June 30, 2003.

     During the fiscal year ended June 30, 2004, $5.3 million of cash was provided by financing activities, which was the result of the exercising of employee stock options.

Contractual Obligations

     As of June 30, 2004, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China and two premises in Taiwan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of June 30, 2004 (in millions):

		Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	5.4	2.4	3.0	—	—
Purchase Obligations	3.2	3.2	—	—	—

Total	8.6	5.6	3.0	—	—

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. However, we regularly consider transactions to finance our activities, including taking TTI public in Taiwan as well as debt and equity offerings and new credit facilities or other financing transactions.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Our Results

While we recognized operating income in the fiscal year ended June 30, 2004, we have incurred operating losses in recent history.

     We recognized income from operations of $4.4 million in the fiscal year ended June 30, 2004. However, we did incur losses for several quarters prior to our reorganization.

     Our reorganization was intended to reduce our operating expenses and position the Company in a market in which we may be profitable. We are trying to expedite new digital media product launchings and to control operating expenses to achieve and sustain profitability. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products, and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

Our success depends upon the digital television market and we must continue to develop new products and to enhance our existing products.

     The digitally processed television industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long term success in the digitally processed television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

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

     The quarterly results of TMI also depend in part on the charges we incur as a result of the minority ownership of TTI. The minority ownership will increase in the future as a result of the exercise of TTI options by employees or if we determine to sell further interests in TTI.

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

     We are reviewing the possibility of a public offering of TTI stock in Taiwan. A final decision has not been made to proceed with such an offering, but we have taken steps to ensure that an offering could occur in Taiwan if we decided to proceed. Any such offering would increase the minority ownership in TTI, and result in larger charges, as a percentage of operating income, for minority interest in subsidiaries.

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

     We plan to continue developing the next generation DPTV™, HiDTV™ as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc. ATI Technologies Inc., Zoran Corporation, ST Microelectronics, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV™ and HiDTV™ market even though competitors are substantially more experienced than we are in this market.

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

Our reliance upon independent foundries could make it difficult to obtain products and affect our sales.

     If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

     We currently rely on one third-party foundry to manufacture our products either in finished form or wafer form. Generally, foundries are not obligated to manufacture our products on a long-term fixed price base. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected.

The market price of our common stock has been, and may continue to be volatile.

     The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital television market may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

Our success depends to a significant degree on the continued employment of key personnel.

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, President of TTI, John Edmunds, Chief Financial Officer and Peter Jen, Senior Vice President, Asia Operations and Chief Accounting Officer and other key engineering, sales, marketing, finance, manufacturing and support personnel.

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

We have been involved in intellectual property infringement claims, and may be involved in others in the future, which can be costly.

     Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. See Part I, Item 3 (“Legal Proceedings”). In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Our pending litigation and any future litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

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

     As a result of our reorganization and as we go forward into fiscal year 2005, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.

The performance of our investment in UMC is uncertain.

     We hold a substantial investment in UMC as well as a few smaller investments in other companies. The values of these investments are subject to market price volatility. We have in the past incurred losses on our investments. In the future, we could further lose a portion of, or our entire investment, in these companies.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

     During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

     The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the notes to consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

     We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We are currently documenting our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process may require us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experiences in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent registered public accounting firm. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2004, approximately $32.5 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2004, we had available-for-sale equity investments with a fair market value of $51.8 million relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the twelve months ended June 30, 2004, we recognized an impairment loss of approximately $769,000 on our investments in private companies that we concluded was other-than-temporary. As of June 30, 2004, the balance of our long-term equity investments in non-public companies was approximately $2.7 million.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
September 3, 2004

Trident Microsystems, Inc.
Consolidated Balance Sheet

	June 30,
(in thousands, except per share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,488	$5,085
Short-term investment - UMC	51,843	43,541
Short-term investments - other	—	1,241
Accounts receivable, net	2,436	4,338
Inventories	2,737	2,318
Prepaid expenses and other current assets	1,087	734
Assets held for sale	—	1,800

Total current assets	90,591	59,057
Property and equipment, net	2,372	2,789
Investment - UMC	—	4,375
Investments - other	2,720	3,569
Other assets	573	333

Total assets	$96,256	$70,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,180	$7,974
Accrued expenses	8,287	8,332
Deferred income taxes	2,694	—
Income taxes payable	4,260	1,580

Total current liabilities	18,421	17,886
Minority interests in subsidiaries	4,023	77

Total liabilities	22,444	17,963

Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares and 30,000 authorized; 22,881 and 20,991 shares issued and outstanding	23	21
Additional paid-in capital	48,430	39,779
Deferred stock-based compensation	(2,687)	—
Retained earnings	24,159	14,581
Accumulated other comprehensive income (loss)	3,887	(2,221)

Total stockholders’ equity	73,812	52,160

Total liabilities and stockholders’ equity	$96,256	$70,123

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Revenues	$52,551	$52,752	$105,766
Cost of revenues	23,674	37,720	82,970

Gross profit	28,877	15,032	22,796
Research and development expenses	11,475	21,600	22,218
Selling, general and administrative expenses	12,968	11,886	13,584

Income (loss) from operations	4,434	(18,454)	(13,006)
Gain (loss) on investments, net	9,794	(4,995)	(42,715)
Interest and other income (expense), net	(104)	(269)	486
Minority interests in subsidiaries	(1,832)	—	—

Income (loss) before income taxes	12,292	(23,718)	(55,235)
Provision (benefit) for income taxes	2,704	1,046	(19,584)

Net income (loss)	$9,588	$(24,764)	$(35,651)

Basic net income (loss) per share	$0.43	$(1.21)	$(1.77)

Shares used in computing basic per share amounts	22,349	20,525	20,129

Diluted net income (loss) per share	$0.38	$(1.21)	$(1.77)

Shares used in computing diluted per share amounts	25,011	20,525	20,129

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc
Consolidated Statement of Stockholders’ Equity

						Accumulated
		Common	Additional	Deferred		Other	Total
		Stock	Paid-in	Stock-based	Retained	Comprehensive	Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity	Income(Loss)
Balance at June 30, 2001	19,890	$20	$37,134		$74,996	$(6,784)	$105,366
Issuance of common stock	506	—	1,213		—		1,213
Unrealized gain on short-term investments	—	—	—		—	19,728	19,728	$19,728
Net loss	—	—	—		(35,651)	—	(35,651)	(35,651)

Comprehensive loss								$(15,923)

Balance at June 30, 2002	20,396	20	38,347		39,345	12,944	90,656
Issuance of common stock	595	1	1,432		—	—	1,433
Unrealized loss on short-term investments	—	—	—		—	(15,165)	(15,165)	15,165)
Net loss	—	—	—		(24,764)	—	(24,764)	(24,764)

Comprehensive loss								$(39,929)

Balance at June 30, 2003	20,991	21	39,779	—	14,581	(2,221)	52,160
Issuance of common stock, net	1,890	2	5,358		(10)	—	5,350
Deferred stock-based compensation in connection with options in subsidiary’s common stock	—	—	3,293	(3,293)	—	—	—
Amortization of deferred stock-based compensation				606			606
Unrealized gain on short-term investments	—	—	—	—	—	6,108	6,108	$6,108
Net income	—	—	—	—	9,588	—	9,588	9,588

Comprehensive income								$15,696

Balance at June 30, 2004	22,881	$23	$48,430	$(2,687)	$24,159	$3,887	$73,812

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,588	$(24,764)	$(35,651)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,073	1,320	1,551
Provision for doubtful accounts and sales returns	(309)	(1,493)	692
(Gain)loss on investments, net	(9,794)	4,995	42,715
Stock-based compensation expense	606	105	—
Deferred income taxes, net	—	3,642	(21,351)
Changes in assets and liabilities:
Accounts receivable	2,211	1,439	4,271
Inventories	(419)	872	7,479
Prepaid expenses and other current assets	(353)	719	1,524
Assets held for sale	—	(1,800)	—
Other assets	(240)	84	213
Accounts payable	(4,794)	1,265	(5,120)
Accrued expenses	(45)	(788)	(2,945)
Income taxes payable	2,680	(2,400)	2,940
Minority interests in subsidiaries	2,223	(563)	(428)

Net cash provided by (used in) operating activities	2,427	(17,367)	(4,110)

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	8,427	—	—
Proceeds form sale of minority interests in subsidiaries	2,750	—	—
Proceeds from sale of short-term investments, net of transaction cost	9,195	—	—
Sales of long-term investments	—	—	650
Purchases of property and equipment	(656)	(458)	(2,702)
Purchases of investments	(90)	(111)	(503)
Repayment of other current assets	—	500	—

Net cash provided by (used in) investing activities	19,626	(69)	(2,555)

Cash flows from financing activities:
Issuance of common stock, net	5,350	1,328	1,213
Principal repayments of capital leases	—	—	(32)

Net cash provided by financing activities	5,350	1,328	1,181

Net increase (decrease) in cash and cash equivalents	27,403	(16,108)	(5,484)
Cash and cash equivalents at beginning of year	5,085	21,193	26,677

Cash and cash equivalents at end of year	$32,488	$5,085	$21,193

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

The Company

Trident Microsystems, Inc. and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market. Our digital media operations are primarily conducted by our majority-owned subsidiary, Trident Technologies, Inc. (“TTI”).

On June 12, 2003, the Company announced that it would transfer its graphics division in Sunnyvale, California to XGI Technology, Inc. (“XGI”), a company incorporated in Taiwan, in exchange for stock of XGI. XGI was a newly formed company to which Silicon Integrated System Corporation, a company incorporated in Taiwan, transferred its graphics business. The transaction was structured as two simultaneous transactions, with the Company receiving cash for the assets of the Graphics Division in one transaction, and simultaneously using that cash to acquire a 30% equity interest in XGI.

The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the first quarter of 2004. Because XGI was a new company that merged two businesses with an uncertain future and its equity securities were not traded on a quoted exchange, the Company recognized a gain on the above transactions based on the actual cash received and retained by the Company, and no value was attributed to the Company’s remaining 20% equity interest in XGI.

On September 30, 2003, the Company increased its shareholding in TTI from 68% to 90% and then sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is the largest minority investor in TTI and is an affiliate of UMC, a key business partner of the Company.

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

On November 5, 2003, the Company announced that its Board of Directors had approved a three-for-two stock split of the Company’s outstanding shares of common stock to be effected in the form of a 50 percent stock dividend. The stock split entitled each stockholder of record at the close of business on November 26, 2003 to receive one additional share for every two outstanding shares of common stock held on the record date. The additional shares resulting from the stock split were distributed on December 12, 2003. All share numbers in this document reflect the capital structure as of the end of the fiscal year and are therefore on a post-split basis.

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Impairment of Long-lived Assets. The Company reviews long-lived assets based on a gross cash flow basis and will record for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company did not have any impairment charge against the value of the property and equipment during the periods presented.

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

Revenue Recognition. Revenue from product sales is generally recognized upon shipment when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Provision is made for expected future sales returns and allowances when revenue is recognized. The Company has no obligation to provide any modification or customization upgrades, enhancements or other post-sale customer support. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors with such rights is deferred until the products are shipped to end customers by the distributors.

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

Net Income/Loss per Share. Basic net income/loss per share is computed by dividing net income/loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income/loss per share is calculated adjusting the net income by the potential minority interests and using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net income/loss per share excludes potential common stock if the effect is antidulitive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Foreign Currency Transactions. The functional currency of the Company’s operations in all countries is the U.S. dollar. Sales and purchase transactions are generally denominated in U.S. dollars. Foreign transaction gains and losses were not material for each period presented.

Stock-based Compensation. Stock-based compensation expense for the year ended June 30, 2004 represents the intrinsic value of stock options issued by TTI to employees of TTI and certain employees of TMI. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted as follows:

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

	Year Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Net income (loss):
Net income (loss) as reported	$9,588	$(24,764)	$(35,651)
Add: stock-based employee compensation included in reported net income (loss)	606	105	—
Less: stock-based employee compensation determined under the fair value based method for all rewards	(2,472)	(2,171)	(2,444)

Pro forma net income (loss)	$7,722	$(26,830)	$(38,095)

Basic net income (loss) per share:
As reported:	$0.43	$(1.21)	$(1.77)

Pro forma:	$0.35	$(1.31)	$(1.89)

Diluted net income (loss) per share:
As reported:	$0.38	$(1.21)	$(1.77)

Pro forma:	$0.31	$(1.31)	$(1.89)

The weighted average fair values of TMI options granted were $6.76, $2.01 and $2.17 for fiscal years ended June 30, 2004, 2003 and 2002, respectively. The weighted average fair values of TTI options granted was $0.45 for the year ended June 30, 2004.

Comprehensive income/loss. The unrealized gains and losses on marketable equity securities are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income/loss.”

Comparative amounts. Certain comparative amounts have been reclassified to conform with current year’s presentation.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company adopted this EITF during the quarter ended June 30, 2004. The adoption of EITF 03-06 did not have any material impact on the Company’s consolidated financial statements.

At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company is currently evaluating the effect of adopting EITF 03-01 on its results of operations.

2.	Balance Sheet Components

	June 30,
(in thousands)	2004	2003
Accounts receivable, net:
Trade accounts receivable	$2,736	$4,947
Less: allowance for doubtful accounts and sales returns	(300)	(609)

	$2,436	$4,338

Inventories:
Work in process	$1,113	$549
Finished goods	1,624	1,769

	$2,737	$2,318

Property and equipment, net:
Machinery and equipment	$9,778	$10,264
Furniture and fixtures	1,583	1,435
Leasehold improvements	882	838

	12,243	12,537
Less: accumulated depreciation and amortization	(9,871)	(9,748)

	$2,372	$2,789

Accrued expenses:
Compensation accruals	$1,286	$2,375
Professional fee accruals	1,679	1,341
Sales rebate accruals	383	464
Nonrecurring engineering charges	127	142
Dealer commission accruals	292	330
Other	4,520	3,680

	$8,287	$8,332

3.	Net Income (Loss) Per Share

Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Year Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Net income (loss)	$9,588	$(24,764)	$(35,651)
Adjustments related to outstanding options in TTI	(136)	—	—

Net income (loss) used in computing diluted net income (loss) per share	$9,452	$(24,764)	$(35,651)
Shares used in computing basic per share amounts	22,349	20,525	20,129
Dilutive common stock equivalents	2,662	—	—

Shares used in computing diluted per share amounts	25,011	20,525	20,129

Basic net income (loss) per share	$0.43	$(1.21)	$(1.77)

Diluted net income (loss) per share	$0.38	$(1.21)	$(1.77)

Common stock equivalents not included in the calculation because they are antidilutive	54	2,101	3,605

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

4.	Investment in UMC

In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced 20%, 15%, 15% and 4.01% stock dividends payable to shareholders of record as of May 2000, July 2001, August 2002 and July 2003. During the fiscal year ended June 30, 2004 the Company sold 7.3 million shares of its investment in UMC for net proceeds of $7.4 million, resulting in a gain of approximately $2.7 million. As of June 30, 2004, the Company owned approximately 69.5 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC.

During the fiscal year ended June 30, 2004, approximately 6.4 million shares with a carrying value of $4.2 million were released from a lock-up restriction in accordance with an investment agreement entered into with UMC on January 3, 2000. The carrying value of these shares was reclassified to short-term investments. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, 69.5 million shares are treated as available-for-sale securities and are classified as short-term investments.

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

Due to a decrease in the market value of UMC’s stock price from October 1, 2002 to June 30, 2003, an unrealized loss of $15.2 million was recorded in equity as “accumulated other comprehensive loss” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $15.2 million is equal to a $23.8 million decrease in market value of our short-term investment in UMC from October 1, 2002 to June 30, 2003, and the reversal of deferred income taxes of $8.6 million relating to the unrealized gain for the year ended June 30, 2002.

Due to an increase in the market value of UMC’s stock price from July 1, 2003 to June 30, 2004, an increase in accumulated other comprehensive income of $6.1 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The $6.1 million is equal to a $8.8 million increase in market value of the Company’s short-term investment in UMC from July 1, 2003 to June 30, 2004, less deferred income taxes of $2.7 million relating to the unrealized gain.

5.	Gain (loss) on investments, net

During the fiscal year ended June 30, 2004 the Company recognized a net gain on investments totaling $9.8 million as follows (in thousands):

Gain on sale of UMC stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,027
Broadband networking company write-off	(230)
Software development company write-off	(177)
Optical applications company write-off	(272)
Gain on sale of investment in a communications company	125
Gain on sale of investment in a system design software company	132
Venture capital funds write-down	(90)

Total	$9,794

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

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

The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the first quarter of 2004. Because XGI was a new company that merged two businesses with an uncertain future and its equity securities were not traded on a quoted exchange, the Company recognized a gain on the above transactions based on the actual cash received and retained by the Company, and no value was attributed to the Company’s remaining 20% equity interest in XGI.

On September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is the largest minority investor in TTI and is an affiliate of UMC, a key business partner of the Company.

In July 2000, the Company invested $1.6 million in a private company engaged in broadband networking. In the quarter ended March 31, 2003, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, $1,370,000 of the investment was written off against earnings in accordance with APB No. 18. Due to the continued deterioration of the company’s financial position during the year ended June 30, 2004, the Company concluded that the remaining investment of $230,000 was impaired and was written off against earnings in accordance with APB No. 18.

In March 2000, the Company invested $287,000 in a private company engaged in software development. In the quarter ended March 31, 2003, the Company determined that revenue growth had not been achieved and the investee company’s financial position had deteriorated significantly. Therefore, the Company assessed the fair value of its investment based on the investee company’s latest financial position and concluded that the impairment was other-than-temporary. Accordingly, $110,000 of the investment was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2003, due to further deterioration of financial position of the investee company, the Company concluded that the remaining investment of $177,000 was impaired and was written off against earnings in accordance with APB No. 18.

In May 2000, the Company invested $750,000 in a private company engaged in development of an optical applications technology. In June 2001, an additional $509,000 was invested in the company. In the quarter ended December 31, 2002, the Company determined that the fair value of the shares had decreased significantly. Therefore, the Company assessed the fair value of its investment based on the latest financing transaction and concluded that the impairment was other-than-temporary. Accordingly, an amount of the investment of $987,000 was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2003, due to further deterioration of financial position of the investee company, the Company concluded that the remaining investment of $272,000 was impaired and was written off against earnings in accordance with APB No. 18.

In June 2000, the Company invested $600,000 in a communications company, which was subsequently acquired by a listed company. On March 31, 2001, the fair value of the shares of the listed company owned by the Company was $221,000. Because of the significant losses incurred by this company, the Company concluded that the decline in value was other-than-temporary. Accordingly, the difference between the carrying value and the quoted fair value on March 31, 2001 was written off against earnings in accordance with SFAS No. 115. On September 30, 2001 due to the deteriorating industry outlook and decreasing value in the company’s shares, the difference between the carrying value and the quoted fair value on September 30, 2001 of $66,000 was considered an other-than-temporary impairment and was written off against earnings in accordance with SFAS No. 115. In the year ended June 30, 2004, the Company sold all of its investment and

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

recognized a gain of $125,000.

In May 2000, the Company invested $250,000 in a private system design software company. This company was acquired by a publicly traded design software company during May 2002. The acquisition resulted in the Company receiving shares of the acquiring company, which had fair value in excess of the original investment. Therefore, a gain of $568,000 was recorded in the year ended June 30, 2002. During the year ended June 30, 2003, the Company received additional shares in the acquiring company upon the achievement of certain milestones, and accordingly, an additional realized gain of $167,000 was recognized. In May 2004, the Company received a distribution of additional shares upon the achievement of certain milestones. During the year ended June 30, 2004, the Company sold all of its investment for a gain of $132,000.

From December 1999 to November 2001, the Company invested a total of $3.4 million in several venture capital funds. During the year ended June 30, 2004, additional losses were recorded by the funds. Accordingly, the Company recorded an other-than-temporary impairment of $90,000 based on the latest financial statements.

During the fiscal year ended June 30, 2003 the Company recognized a net loss on investments totaling $5.0 million as follows (in thousands):

Optical applications company	$(987)
Fiber optic technology company	(151)
Circuit design company	(500)
Analog circuit design company	(753)
Optical networking company	(831)
Broadband networking company	(1,370)
Software development company	(110)
Venture capital funds write-down	(460)
System design software company	167

Total	$(4,995)

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

During the fiscal year ended June 30, 2002, the Company recognized net impairment losses on investments totaling approximately $42.7 million as follows (thousands):

UMC investment write-down (Note 4)	$(39,980)
ADSL company	(270)
Communications company	(66)
Broadband communications company	(750)
Voice over DSL communications company	(850)
Optical networking company	(349)
Broadband server technology company	(275)
Venture capital funds write-down	(743)
System design software company	568

Net loss	$(42,715)

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

“Reporting Comprehensive Income.” The net loss of $99,000 is equal to a $165,000 decrease in market value of the short-term investment on June 30, 2002, less deferred taxes relating to the unrealized loss of $66,000.

6.	Comprehensive Income (Loss)

Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of June 30, 2004 and 2003 are as follows (in thousands):

	June 30,
	2004	2003
Unrealized gain (loss) on short-term investments:
UMC	$3,887	$(2,245)
Other	—	24

Total	$3,887	$(2,221)

7.	Income Taxes

The components of loss before income taxes are as follows:

	Year Ended June 30,
(in thousands)	2004	2003	2002
Income (loss) subject to domestic income taxes only	$(879)	$(4,643)	$(43,515)
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	13,171	(19,075)	(11,720)

	$12,292	$(23,718)	$(55,235)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
(in thousands)	2004	2003	2002
Current:
Federal	$2,171	$—	$(6,722)
State	1	—	(762)
Foreign	532	—	—

	$2,704	$—	$(7,484)

Deferred:
Federal	—	915	(9,624)
State	—	131	(2,476)

	—	1,046	(12,100)

	$2,704	$1,046	$(19,584)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The deferred tax assets (liabilities) are comprised of the following:

	June 30,
(in thousands)	2004	2003
Deferred tax assets:
Reserves and accruals	$1,599	$2,085
Research and development credits	11,082	9,753
Net operating losses	8,337	1,784
Capital loss	—	549
Other	—	90

Deferred tax assets	21,018	14,261
Valuation allowance	(15,415)	(12,353)

Deferred tax assets, net	5,603	1,908
Deferred tax liabilities:
Capital gains not recognized for tax	(2,680)	—
Unremitted earnings of foreign subsidiaries	(5,603)	(1,908)
Other	(14)	—

Deferred tax liabilities	(8,297)	(1,908)

	$(2,694)	$—

As of June 30, 2004, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $21.6 million and $15.1 million, respectively. Federal and state net operating losses will begin to expire in fiscal year ending 2019 and 2004, respectively. Federal and state tax-credit carryforwards were $6.5 million and $4.6 million, respectively. Federal tax credits will begin to expire in fiscal year ending 2017.

Approximately $7.3 million of the valuation allowance relates to stock option deductions that, when recognized, will result in a credit to shareholders’ equity.

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year ended June 30,
	2004	2003
Federal statutory rate	35.0%	(35.0)%
State taxes, net of federal tax benefit	5.0	(5.9)
Research and development credit	(1.0)	(6.3)
Foreign rate differential	(9.2)	30.0
Valuation allowance	(8.1)	21.6
Other	0.3	—

Effective income tax rate	22.0%	4.4%

The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary’s undistributed earnings as of June 30, 2004.

8.	Stock-Based Compensation

Stock Purchase Plans. In December 2002, the Board of Directors of the Company (the “Board”) adopted the 2002 Employee Stock Purchase Plan reserving 675,000 shares of the Company’s common stock for future issuance. In October 1998, the Board adopted the 1998 Employee Stock Purchase Plan under which 500,000 shares of the Company’s common stock may be issued. This plan replaced the 1992 Employee Stock Purchase Plan which was terminated on October 30, 1998. Shares are to be purchased from payroll deductions; employees of the Company who are based outside the United States may participate by making direct

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions may not exceed 10% of an employee’s compensation. The purchase price per share at which the shares of the Company’s common stock are sold in an offering generally will be equal to 85% of the lesser of the fair market value of the common stock on the first or the last day of the offering. During fiscal years 2004, 2003 and 2002, 21,000, 219,000 and 150,000 shares were issued under the 1998 Employee Stock Purchase Plan, respectively.

Stock Options in TMI. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2004, shares of common stock reserved for issuance upon exercise of the stock options aggregated 6,313,000. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

The following table summarizes TMI’s option activities for the years ended June 30, 2002, 2003 and 2004:

	Options		Weighted Average	Outstanding
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option
Balance at June 30, 2001	1,890	4,840		$.70	-	$22.92
Additional shares reserved	1,665	—
Options granted	(1,406)	1,406	$3.06	$2.58	-	$5.17
Options exercised	—	(356)	$2.19	$.70	-	$3.67
Options canceled	153	(153)	$3.01	$2.04	-	$3.93

Balance at June 30, 2002	2,302	5,737		$1.75	-	$22.92
Additional shares reserved	1,013	—
Plan shares expired	(368)	—
Options granted	(1,647)	1,647	$2.88	$1.85	-	$4.13
Options exercised	—	(377)	$2.61	$1.75	-	$5.17
Options canceled	308	(308)	$2.83	$2.33	-	$6.50

Balance at June 30, 2003	1,608	6,699		$1.75	-	$22.92
Additional shares reserved	—	—
Plan shares expired	(126)	—
Options granted	(350)	350	$11.86	$10.43	-	$13.77
Options exercised	—	(1,869)	$2.83	$1.75	-	$9.50
Options canceled	648	(648)	$2.94	$1.85	-	$9.50

Balance at June 30, 2004	1,780	4,532		$1.75	-	$22.92

At June 30, 2004, 2003 and 2002, options for 2,874,000, 3,789,000, and 3,294,000 shares of common stock were vested but not exercised, respectively.

The following table summarizes information about TMI stock options outstanding at June 30, 2004 (in thousands except per share data):

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.75 - $ 2.25	498	7.5	$1.99	255	$2.04
$2.33 - $ 2.33	1,048	4.3	$2.33	1,048	$2.33
$2.58 - $ 2.93	1,092	6.6	$2.82	899	$2.85
$2.97 - $ 3.04	103	7.3	$2.97	26	$2.98
$3.39 - $22.92	1,791	8.3	$5.73	646	$5.23

$1.75 - $22.92	4,532	6.8	$3.77	2,874	$3.13

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Stock Options in TTI. In August 2003, TTI, a majority-owned subsidiary of the Company, adopted a stock option plan to grant incentive stock options to key employees and directors. At June 30, 2004, 16.3 million shares of common stock were reserved for issuance upon exercise of stock options. These stock options are granted at the par value of the common stock. Options generally become exercisable one year or two years after date of grant and vest over a maximum period of four years following the grant.

During the year ended June 30, 2004, 14.2 million options in TTI were granted to employees of TTI and certain employees of TMI at par value in accordance with the practice in Taiwan. Accordingly, the intrinsic value of the stock options at the grant date were recorded as stock-based compensation and are being amortized over a period of four years. During the year ended June 30, 2004, amortization of $606,000 was recorded. In general, employees who received options in TTI also at the same time stopped vesting and had their remaining unvested options in TMI cancelled.

The following table summarizes TTI’s options activities for the year ended June 30, 2004:

			Weighted
	Options		Average
	Available	Number	Exercise
(in thousands, except per share data)	for grant	of options	Price
Shares reserved	16,250	—
Options granted	(14,194)	14,194	$0.29
Options canceled	96	(96)	0.29

Balance at June 30, 2004	2,152	14,098

As of June 30, 2004, no options were vested. The following table illustrates the years when TTI stock options will become vested:

Fiscal Year of	Number of Options
vesting	(in millions)
2005	2.8
2006	4.5
2007	3.4
2008	3.4

Total	14.1

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002, respectively:

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

	Year Ended June 30,
	2004	2003	2002
Stock Options Plans
Expected dividend yield	—	—	—
Expected stock price volatility	69%	88%	90%
Risk-free interest rate	2.46% to 4.10%	2.34% - 2.92%	3.92% - 4.97%
Expected life (years)	5	5	5
Stock Purchase Plan
Expected dividend yield	—	—	—
Expected stock price volatility	59% - 71%	78% - 90%	80% - 92%
Risk-free interest rate	9.83% to 1.57%	2.24% - 2.67%	4.09% - 5.44%
Expected life (years)	0.5	0.5	0.5

9.	Preferred Rights Agreement

On July 24, 1998, the Board adopted a Preferred Shares Rights Agreement (“Agreement”) and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right (“Right”) for each common share outstanding of the Company on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $33.33 and expire on July 23, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

10.	Segment Information

Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

	Digital Media
Year Ended June 30, 2004	(TTI)	Graphics	Other	Total
Revenues	$50,119	$—	$2,432	$52,551
Operating income (loss)	10,602	—	(6,168)	4,434

	Digital Media
Year Ended June 30, 2003	and TTI	Graphics	Other	Total
Revenues	$25,875	$26,247	$630	$52,752
Operating income (loss)	592	(16,779)	(10)	(16,197)
Unallocated general and administrative expenses	—	—	(2,257)	(2,257)

	Digital Media
Year Ended June 30, 2002	and TTI	Graphics	Other	Total
Revenues	$6,480	$98,788	$498	$105,766
Operating income (loss)	(3,924)	(4,878)	0	(8,802)
Unallocated general and administrative expenses	—	—	(4,204)	(4,204)

In August 2003, the Digital Media operations were transferred to TTI, a subsidiary of the Company. The Company held a 63% equity interest in TTI as of June 30, 2003. The equity interest held in TTI increased to 90% in August 2003 after the restructuring of operations and injection of capital by TMI. The equity interest held decreased to 83% since September 30, 2003 following the completion of sale of 7% interest to UMC. Dilution of interest would result upon exercise of stock options by the employees in the future or if the Company determines to sell further interests in TTI. As of June 30, 2004, 65.0 million shares and options to purchase 14.1 million options were outstanding for TTI. The options are vested over a period of four years from the grant date. The equity interest held in TTI would have decreased to 82% as of June 30, 2004 if all the outstanding options were exercised.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Others	Consolidated
Fiscal Year 2004:
Product sales	$213	$7,492	$3,567	$30,465	$10,012	$802	$52,551
Long-lived assets	285	419	—	1,668	—	—	2,372
Fiscal Year 2003:
Product sales	$67	$6,768	$22,803	$16,287	$4,077	$2,750	$52,752
Long-lived assets	816	356	—	1,617	—	—	2,789
Fiscal Year 2002:
Product sales	$347	$30,880	$61,550	$5,324	$1,629	$6,036	$105,766
Long-lived assets	2,339	499	—	1,872	—	—	4,710

Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

11.	Commitments and Concentration of Sales and Credit Risk

Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2008. Rental expense for the years ended June 30, 2004, 2003 and 2002 was $2.5 million, $2.3 million and $2.5 million, respectively. Future minimum lease payments under non-cancelable operating leases at June 30, 2004 were as follows (in thousands):

Years ending June 30:
2005	$2,400
2006	2,200
2007	700
2008	100

Total minimum lease payments	$5,400

Concentration of Sales and Credit Risks. Sales to 3 customers, Skyworth and Konka (television manufacturers located in China) and Samsung, accounted for approximately 23%, 16% and 15% of revenues, respectively, for fiscal 2004. Sales to two customers, Inno Micro, which is a supplier of Toshiba, and Skyworth, a television original equipment manufacturer located in China, accounted for approximately 43% and 11% of revenue, respectively, for the fiscal 2003. Product sales to one customer, Inno Micro, accounted for 58% of product sales for the fiscal 2002.

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

On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against the Company in the United States District Court for the District of Delaware, Case No. 98-CV-699. On January 25, 1999, the Company answered the complaint and filed a counterclaim alleging violation of Section 2 of the Sherman Act. The antitrust counterclaim was stayed by the Court pending the outcome of NeoMagic’s patent infringement claim. The parties filed motions for summary judgment and after several years of legal action, the Court issued its Order on May 9, 2003, granting Trident’s motion for summary judgment of non-infringement and denying NeoMagic’s motion for summary judgment of infringement. NeoMagic appealed this decision, however, on August 5, 2004, the Federal Circuit issued a unanimous decision affirming summary judgment in the Company’s favor. Trident’s counterclaim against NeoMagic for violation of Section 2 of the Sherman Act, attempted monopolization arising out of NeoMagic’s prosecution of the patent infringement action against Trident, remains pending in Delaware federal district court.

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Interim Financial Information (Unaudited)

The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 2004 and 2003. See Note 1 to the Consolidated Financial Statements for an explanation of the computation of basic and diluted net income (loss) per share.

SUPPLEMENTAL AND QUARTERLY CONSOLIDATED FINANCIAL DATA

	FISCAL 2004 QUARTER ENDED
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30
Revenues	$12,646	$13,846	$16,227	$9,832
Gross profit	7,148	7,832	8,924	4,973
Income (loss) from operations	810	1,181	2,575	(132)
Net Income	989	2,489	1,431	4,679
Net income per share - basic	0.04	0.11	0.06	0.22
Net income per share - diluted	0.04	0.10	0.06	0.19

	FISCAL 2003 QUARTER ENDED
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30
Revenues	$14,620	$11,614	$13,283	$13,235
Gross profit	2,890	4,183	4,081	3,878
Loss from operations	(4,462)	(4,264)	(4,918)	(4,810)
Net loss	(4,589)	(7,543)	(6,802)	(5,830)
Net loss per share - basic and diluted	(0.22)	(0.37)	(0.33)	(0.29)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements

Schedule II

Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts and sales returns:

		Sales Returns
	Balance at	Charged to		Balance at
For the	Beginning	Costs and		End
Year Ended	Of Period	Expenses	Deductions	Of Period
June 30, 2002	$1,410	911	219	$2,102
June 30, 2003	2,102	99	1,592	609
June 30, 2004	609	—	309	300

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Our Insider Trading Policy allows stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934 (“Rule 10b5-1). In August 2004, our Chief Executive Officer, Mr. Frank Lin, established a Rule 10b5-1 sales plan which specifies the trading period, the number of shares of common stock to be sold and the prices and conditions under which such shares may be sold. Under the trading plan, Mr. Lin may sell up to an aggregate of up to approximately 58% of his combined holdings and options of approximately 2,750,000 shares, or 1,600,000 shares half of which are held long and half of which are acquirable under options to purchase common stock. The plan will begin to trade shares above certain price levels in November 2004, and extend over one year, subject to certain limits established in terms of a maximum number of shares that can be sold in any one month. Under the trading plan, an independent broker will execute the trades pursuant to specific selling instructions provided by Mr. Lin at the time the plan was established. Subject to certain procedures and limitations, the plan may also be modified or extended by Mr. Lin in the future.

     As of September 1, 2004, Mr. Lin is the only Company employee or director to have established a Rule 10b5-1 trading plan. However, we believe that additional directors, officers and certain key employees may establish trading plans under Rule 10b5-1 in the future. We do not undertake any obligation to update or revise our disclosure regarding plans currently in effect, or plans which may be modified in the future or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company’s 2004 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”) under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. — Management.” Information relating to our executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

     The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS—Section 16(a) Beneficial Ownership Reporting Compliance.”

     The information required by Item 406 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. – Committee Charters and Other Corporate Governance Materials.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

     We currently maintain four compensation plans that provide for the issuance of our Common Stock to officers, directors, other employees or consultants. These consist of the 1992 Stock Option Plan (the “1992 Plan”), 1994 Outside Directors Stock Option Plan (the “1994 Plan”), 2002 Stock Option Plan (the “2002 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which have been approved by stockholders, and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”), which has not been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2004:

			Number of shares
			remaining available
			for future issuance
	Number of shares to		under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding shares
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,406,167 (1)	$3.82	1,320,139 (2)
Equity compensation plans not approved by stockholders (3)	2,127,076	$3.71	917,211
Total	4,533,243	$3.77	2,237,350

(1)	These shares include 2,053,000 shares that are reserved and issuable upon exercise of outstanding options under the 1992 Plan which expired on October 16, 2002 and 203,167 shares that will be issued upon exercise of outstanding options under the 1994 Plan which expired on January 13, 2004 and 150,000 shares that are reserved and issuable upon exercise of outstanding options under the 2002 Plan.

(2)	These shares include 457,639 shares reserved for issuance under the Purchase Plan and 862,500 shares reserved under the 2002 Plan, but exclude 126,234 shares which ceased to be so reserved when the 1994 Plan expired on January 13, 2004.

(3)	Consists of shares subject to options that are outstanding or may be issued pursuant to the 1996 Plan.

Material Features of the 1996 Nonstatutory Stock Option Plan

As of June 30, 2004, we had reserved an aggregate of 6,150,000 shares of Common Stock for issuance under the 1996 Plan, of which 917,211 shares remained available for future grant on such date. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not officers or directors of the Company, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of the Company with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan is not required to be and has not been approved by the Company’s stockholders.

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

     The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. – Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS – Principal Accountant Fees and Services and Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

     The following is a summary of the fees billed by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Audit	$292	$206
Audit-related	22	36
Tax	122	141
All other fees	—	—

Total fees	$436	$383

Audit Fees. Consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees, billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under Audit Fees. These services include accounting consultations in connection with restructuring, attest services that are not required by state or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other fees. Consists of fees for products and services other than the services reported above. No such services were rendered by PricewaterhouseCoopers LLP during the periods presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent Registered Public Accounting Firm in accordance with this pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

3.	Exhibits:

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(13)

3.3	Amended and Restated Bylaws.(12)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin. (4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(7)

24.1	Power of Attorney(7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

11.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(*) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+) Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(b)	Reports on Form 8-K:

Report Furnished

We furnished a Current Report on Form 8-K, dated April 22, 2004, pursuant to Item 7 and Item 12 to report that the Company issued a press release announcing its financial results for the quarter ended March 31, 2004.

(c)	Report Filed

We filed a Current Report on Form 8-K, dated June 14, 2004, pursuant to Item 5 and Item 7 to report that the Company issued a press release announcing the appointment of John S. Edmunds as Chief Financial Officer.

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

TRIDENT MICROSYSTEMS, INC.

Dated: September 13, 2004	/s/ FRANK C. LIN

Frank C. Lin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 13, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Frank C. Lin (Frank C. Lin)	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ John S. Edmunds (John S. Edmunds)	Chief Financial Officer
/s/ Peter Jen (Peter Jen)	Senior Vice President, Asia Operations and Chief Accounting Officer
/s/ Glen M. Antle (Glen M. Antle)	Director
/s/ Yasushi Chikagami (Yasushi Chikagami)	Director
/s/ John Luke (John Luke)	Director
/s/ Millard Phelps (Millard Phelps)	Director

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(13)

3.3	Amended and Restated Bylaws.(12)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin. (4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California. (9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(7)

24.1	Power of Attorney(7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

11.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(*) Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+) Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.