Form 10-K/A
period 2004-06-30
TRIDENT MICROSYSTEMS INC
filed 2004-10-28
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRIDENT MICROSYSTEMS, INC.

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

EXPLANATORY NOTE

     Trident Microsystems, Inc. (“TMI” or the “Company”) hereby amends a portion of Item 1 of Part I of its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2004. Specifically, the paragraphs under the heading Trident Technologies, Inc. (TTI) are amended to read in their entirety as provided below. The purpose for the amendment of this section is to properly state in the fifth paragraph of this section that the Company’s diluted percentage ownership of TTI as of September 2004 was 80% instead of 82%. The Company also hereby amends Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 to read in their entirety as provided below.

PART I

Item 1. Business

Trident Technologies, Inc. (TTI)

     With the assistance of TMI and its other subsidiaries, TTI is responsible for development, sales and marketing of our digital media products. Our current TTI subsidiary is the result of a reorganization in September 2003. Combining the Digital Media division with TTI allowed us to aggressively focus on developing more exciting products in the emerging digital television market, and the restructured TTI has the potential to seek a separate IPO in Taiwan. To facilitate this opportunity TTI added independent members to its board of directors. As TTI would be viewed as a “pre-IPO” company in Taiwan we were in a far better position to attract and retain good multimedia engineering talent in the Far East.

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

     TTI grants stock options separately in TTI to its employees, and virtually all of the previous parent company employees, other than our executive officers, stopped vesting in TMI options when they became employed by TTI. To ensure a continuity of interests in both parent and subsidiary activities, executive officers continued to vest in equity in both companies. As is the practice in Taiwan, the exercise price of options granted by TTI is initially fixed at the inception of the plan for a given pool of options, and all options are granted at that price until the pool has expired. The initial fixed exercise price of NT$ 10 for TTI’s initial 16.2 million share pool under its employee stock option plan was customary for an emerging company and was equivalent to the par value of the stock. As stock options are granted this fixed exercise price may be well below the fair market value of the stock at the time of grant. Consistent with generally accepted accounting principles, TMI measures the intrinsic value of these stock options and records deferred compensation at the time of grant to be amortized to expense over the vesting period of the option.

     TMI and TTI continue to explore the possibility of an IPO in Taiwan, but no final decision has been reached in this regard. The IPO process typically takes approximately 2 years in Taiwan. At this point, even if the company were to decide to move forward, the earliest such an event might take place would be during the summer of 2005. As is the practice in Taiwan, an IPO is not required for shares of private companies to trade in limited volumes in so called “emerging market” transactions, and this is true today of TTI. Whether or not an IPO of TTI stock occurs, TMI’s long-term strategy is to maintain a majority interest in TTI. As a majority shareholder, TMI expects to continue to consolidate TTI operations as part of it’s financial statements. TMI will continue to be actively involved in overseeing the operations of TTI.

     As of June 30, 2004, there were outstanding 65.0 million shares of TTI common stock and options to purchase 14.1 million shares of TTI common stock, none of which were exercisable as of that date. Such options vest over a period of four years from the grant date. The majority of such options were granted on August 29, 2003 when TTI was reconstituted. So, for example, if the options vested as of September 2004 were exercised and TTI did not reacquire the shares purchased by employees or sell additional shares, TMI’s interest in TTI would be diluted from 83% to approximately 80%. Likewise, in the absence of TTI reacquiring or selling additional shares, TMI’s interest in TTI may be diluted in future periods as vested options are exercised. There are approximately 2.1 million options remaining available for grant in the TTI stock option plan’s initial pool, after which TTI must have sufficiently prospered and declared sufficient stock dividends to investors that the cumulative historical grants to employees falls below 15% of the new higher number of shares then outstanding. At that point, TTI may add to the pool and bring the cumulative options granted or available to grant up to the 15% level if it so chooses, which increment will then have an exercise price fixed at no less than 85% of the fair market value of the stock at that time.

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

     As of June 30, 2004, TTI’s Board Members are Mr. Frank Lin, Chairman and CEO of Trident Microsystems, Inc.; Mr. Jung-Herng Chang, President of Trident Technologies, Inc.; Mr. Charles Kau, President of Inotera Memories, Inc.; Mr. Gary Cheng, General Partner of Venglobal Capital; Mr. Daniel Wu, Chief Strategy Officer, Taishin Financial Holding Co., Ltd. As of June 30 2004, TTI’s executive officers are Jung-Herng Chang, President and Jason Wang, Chief Financial Officer, Vice President of Operations and Finance.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     This section sets forth the ages and backgrounds of The Company’s current directors.

		Positions	Director
Name	Age	With the Company	Since
Class III Directors whose terms expire at the 2004 Annual Meeting of Stockholders

Frank C. Lin	59	President, Chief Executive Officer and Chairman of the Board of Directors	1987

Glen M. Antle	66	Director	1992

Class I Director whose term expires at the 2005 Annual Meeting of Stockholders:

Yasushi Chikagami	65	Director	1994

Class II Directors nominated for election at the 2006 Annual Meeting of Stockholders:

Millard Phelps	76	Director	1995

John Luke	71	Director	1999

     Mr. Lin founded the Company and has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since July 1987. His career spans 26 years in the computer and communications industries. From June 1984 to July 1987, he was Vice President of Engineering at Genoa Systems, Inc., a graphics and storage product company that he co-founded. From 1982 to 1984, Mr. Lin was a senior manager at Olivetti Advanced Technical Center, a PC peripheral equipment design company. Prior to Olivetti, Mr. Lin worked for IBM-Rolm, GTE and Exxon Office System in various engineering positions.

     Mr. Antle has served as a director of the Company since July 1992. From July 1996 to August 1997 Mr. Antle was a director of Compass Design Automation, a company providing EDA tools and libraries. From February 1991 to June 1993, he served as Chairman of the Board of Directors of PiE Design Systems, an electronic design automation company, and from August 1992 to June 1993 as its Chief Executive Officer. In June 1993, PiE merged into Quickturn Design Systems, Inc., also an electronic design automation company, and Mr. Antle served as Chairman of the Board of Directors of Quickturn from June 1993 to June 1999. From June 1989 to February 1991 Mr. Antle was retired. Mr. Antle was a co-founder of ECAD, Inc., now Cadence Design Systems, Inc., and served as its Co-Chairman of the Board of Directors from May 1988 to June 1989 and as its Chairman of the Board of Directors and Chief Executive Officer from August 1982 to May 1988. Mr. Antle is also a director of Semtech, a semiconductor corporation.

     Mr. Chikagami has served as a director of the Company since April 1994. From 1974 to January 1996, Mr. Chikagami served as Chairman of the EI-EN Group, a group of private companies located in Asia engaged in the electronics components and computer peripherals business. Since March 1992, Mr. Chikagami has served as Chairman of Arise Corporation, operating in Taiwan. Mr. Chikagami has also served as Chairman of Arise, Inc. since 2000, operating in Japan. Mr. Chikagami is also a director of Silicon Storage Technology, Inc. and Integrated Silicon Solution Inc.

     Mr. Phelps has served as a director of the Company since September 1995. From September 1984 to May 1994, he served as Senior Semiconductor Analyst for Hambrecht & Quist, an investment banking firm, and was a Principal in the firm. Mr. Phelps served as an advisory director of Hambrecht & Quist from 1994 to 1997, when he retired. Prior to joining Hambrecht & Quist, Mr. Phelps spent 23 years in the semiconductor industry in various executive positions. Mr. Phelps is also a director of Pericom, a semiconductor corporation.

     Mr. Luke has served as a director of the Company since January 1999. From May 1989 to September 1997, Mr. Luke served as President of TSMC, USA and had been President Emeritus until 1999. Prior to that, from 1982 to 1989, Mr. Luke served as Vice President of Sales for Monsanto Electronic Materials, Inc.; from 1978 to 1982, as Vice President of Worldwide Sales at Signetics Corporation; from 1976 to 1978, as Vice President of Marketing and

International Sales for American Microsystems, Inc.; from 1974 to 1976, as Vice President of Marketing and Sales for Monolithic Memories and from 1971 to 1974, as Vice President of Sales at Fairchild. Mr. Luke also spent 10 years at Texas Instruments in sales and engineering management positions.

Audit Committee

     The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions:

•	approves all professional services performed by the independent public accountants;

•	recommends the retention of the independent public accountants to the Board of Directors, subject to ratification by the stockholders;

•	reviews, with the Company’s independent public accountants, management and the Board of Directors, the Company’s financial reporting processes and internal financial controls;

•	reviews the independence of the Company’s independent public accountants;

•	reviews and discusses with management the results of the examination of the Company’s financial statements by the independent public accountants and the independent public accountants’ opinion; and

•	discusses with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditory Standards No. 380).

     The Audit Committee was composed of three independent, non-employee directors of the Company, Glen M. Antle, Millard Phelps and John Luke during fiscal 2004. The Audit Committee adopted a formal charter on June 13, 2000 and the Audit Committee Charter has been amended and restated on April 21, 2004 to provide for annual review of such charter in accordance with the rules of Nasdaq. The Audit Committee held four (4) meetings during the fiscal year ended June 30, 2004.

     The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). We currently do not have an Audit Committee financial expert as defined in Item 401(h) of Regulation S-K. The Board considered whether to seek such a financial expert. It considered the scope and current size of the Company’s current operations, the expense and effort involved in recruiting and retaining an Audit Committee financial expert, the fact that each member of the Audit Committee has financial experience, and the need to focus recruiting efforts on the search for a CFO (which was recently concluded). The Board determined, based on these considerations, not to seek such a financial expert at this time.

Executive Officers

     See Part I of the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 13, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that, during fiscal 2004, all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were met.

Code of Conduct

     We have adopted the Trident Microsystems, Inc. Code of Conduct that applies to all of our officers, directors and employees. The Code of conduct is available on our website at http://www.tridentmicro.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code to any of our executive officers or directors, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth information concerning the compensation during the fiscal years ended June 30, 2004, June 30, 2003 and June 30, 2002 of the Chief Executive Officer of the Company and the two most highly compensated executive officers of the Company as of June 30, 2004, whose salary and bonus for the fiscal year ended June 30, 2004 exceeded $100,000. Amounts under the caption “Bonus” are amounts earned during the fiscal year, including amounts paid after the end of the fiscal year, but exclude amounts paid in one fiscal year for performance in the prior fiscal year.

Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation
						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options (#)
Frank C. Lin	2004	$505,523	$186,821	$319,425	(1)	0 (5)
President and Chief	2003	$505,523	$228,787	$0		80,000
Executive Officer	2002	$505,523	$0	$25,962	(2)	100,000
Jung-Herng Chang	2004	$272,200	$58,789	$55,675	(3)	0 (5)
President, Digital Media	2003	$272,200	$47,399	$0		30,000
Business Unit	2002	$272,200	$0	$2,025	(4)	50,000
Peter Jen	2004	$268,840	$48,224	$68,705	(3)	0 (5)
Sr. Vice President, Asia	2003	$268,840	$45,853	$0		30,000
Operations and Chief	2002	$268,964	$0	$6,246	(4)	50,000
Accounting Officer

(1)	Includes $128,320.16 accrued vacation payout. Also includes $191,104.94 overseas housing (rental fee) and hardship allowance.

(2)	Includes $7,290.92 accrued vacation payout for 9-11 donation. Also includes $18,670.95 loan interest reduction due to an amendment of loan agreement, in which interest rate was retroactively changed, effective January 1, 2001, to the monthly Applicable Federal Rates, as published by revenue rulings of the U.S. Internal Revenue Service.

(3)	Accrued vacation payout.

(4)	Reflects accrued vacation payout for 9-11 donation.

(5)	No options to purchase shares of the Company’s stock were granted in fiscal year 2004. However, options to purchase shares of the common stock of the Company’s Taiwanese subsidiary, TTI, were granted in fiscal year 2004. See “TTI STOCK OPTIONS GRANTED DURING LAST FISCAL YEAR”.

TMI Stock Options Granted During Last Fiscal Year

     The following table provides the specified information concerning grants of options to purchase the Company’s Common Stock made during the fiscal year ended June 30, 2004 to the persons named in the Summary Compensation Table and John Edmunds, who joined the Company in the capacity of Chief Financial Officer on June 14, 2004.

TMI Option Grants In Last Fiscal Year

	Individual Grants
	Number of	% of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options Granted	Employees in Fiscal	or Base Price	Expiration	for Option Term(3)
Name	(#)(1)	Year	($/Sh)(2)	Date	5% ($)	10% ($)
Frank C. Lin	0	0%	$0.00	N/A	$0.00	$0.00
Jung-Herng Chang	0	0%	$0.00	N/A	$0.00	$0.00
John Edmunds	150,000	42.8571%	$13.77	6/14/14	$1,298,981.85	$3,291,875.05
Peter Jen	0	0%	$0.00	N/A	$0.00	$0.00

(1)	The option listed was granted on June 14, 2004 under the 2002 Stock Option Plan (the “Option Plan”) and vests as to one-fourth of the shares subject to the option on each anniversary of the date of grant. The Option Plan permits the grant of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended (the “Code”), and nonstatutory stock options. 29,000 shares underlying the option granted to John Edmunds in the above table were under an incentive stock option and 121,000 shares were under a nonstatutory stock options. Under the Option Plan, the Compensation Committee retains discretion to modify the terms, including the exercise price of outstanding options. See “CHANGE IN CONTROL ARRANGEMENTS.”

(2)	All options were granted with exercise prices at or above the market value of a share of our common stock on the date of grant.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option-holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

TTI Stock Options Granted During Last Fiscal Year

     The following table provides the specified information concerning grants of options to purchase stock in the Company’s Taiwanese subsidiary, TTI, made during the fiscal year ended June 30, 2004 to the persons named in the Summary Compensation Table and John Edmunds, who joined the Company in the capacity of Chief Financial Officer on June 14, 2004.

	TTI Options Grants In Last Fiscal Year
	Individual Grants				Potential Realizable Value at Assumed Annual
	Number of	% of Total			Rates of Stock Price Appreciation for option
	Securities	Options			Term (1)
	Underlying	Granted to	Exercise
	Options	Employees	or Base			Base	Base
	Granted	in Fiscal	Price	Expiration		Appreciation	Appreciation
Name	(#) (1)	Year	($/Sh)(2)	Date	0% ($)	5% ($)	10% ($)
Frank C. Lin	2,270,000	16.0%	$0.30	August 2013	$546,494	$890,181	$1,417,465
Jung-Hern Chang	1,900,000	13.4%	$0.30	August 2013	$457,418	$745,086	$1,186,424
John Edmunds	130,000	0.9%	$0.30	July 2008	$31,297	$38,200	$46,204
Peter Jen	130,000	0.9%	$0.30	August 2013	$31,297	$50,980	$81,176

(1)	The share numbers represent shares of the common stock of TTI. As of June 30, 2004, there were outstanding 65.0 million shares of TTI common stock, and options to purchase a further 14.2 million shares of TTI common stock, none of which were exercisable as of that date. See “TRIDENT TECHNOLOGIES, INC. (TTI)” in Item 1 of Part I, as amended, above. Each option grant listed was granted under the TTI 2003 stock option plan (the “TTI Plan”) and vests 35% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant.

(2)	All TTI options were granted at an exercise price of NT$ 10, or approximately $0.30 based upon an exchange rate of NT$ 33.864 per $1 on October 15, 2004. As is the practice in Taiwan, the exercise price of these options is initially fixed at the inception of the plan for a given pool of options, and then options are granted at that price until the pool is depleted. The initial fixed exercise price of NT$ 10 for TTI’s initial 16.2 million share pool was customary for an emerging company in Taiwan, and is equivalent to the par value of the stock. As stock options are granted, this fixed exercise price may be well below the fair market value of the stock at the time of grant. Consistent with generally accepted accounting principles, the Company measures the intrinsic value of these stock options and records deferred compensation at the time of grant to be amortized to expense over the vesting period of the option. See Note 8, Stock Options in TTI in the Notes to Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 13, 2004. However, given the fact that TTI is not a public company, in Taiwan or elsewhere, the fair market value of TTI common stock is difficult to ascertain precisely as of any given date, and we believe that the fair market value is lower than NT$ 90 at this time.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the further development of a liquid market for TTI common stock or other transactions involving TTI common stock, the future performance of the TTI common stock, overall market conditions and the option-holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. The 0% column represents the difference between the exercise price and fair value on the date of grant.

TMI Option Exercises and Fiscal 2004 Year-End Values

     The following table provides the specified information concerning exercises of options to purchase the Company’s Common Stock in the fiscal year ended June 30, 2004, and unexercised options held as of June 30, 2004, by the persons named in the Summary Compensation Table.

Aggregate TMI Option Exercises in Last Fiscal Year And Fiscal Year-End Values

	Shares		Number of Securities Underlying
	Acquired		Unexercised Options at FY-		Value of Unexercised In-the-Money
	On Exercise	Value	End(1)		Options at FY-End(2)
Name	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank Lin	0	$0.00	1,027,500	60,000	$6,416,361.00	$415,002.00
Jung-Herng Chang	125,000	$1,721,515.00	437,500	22,500	$2,676,178.50	$155,625.75
John Edmunds	0	$0.00	0	150,000	$0.00	$0.00
Peter Jen	97,500	$1,220,241.60	412,500	22,500	$2,552,553.75	$155,625.75

(1)	The options of Frank Lin, Jung-Herng Chang and Peter Jen were granted under the 1992 Stock Option Plan and the options of John Edmunds were granted under the 2002 Stock Option Plan.

(2)	The value of the unexercised in-the-money options is based on the closing price of the Company’s Common Stock on June 30, 2004 ($8.97 per share), as reported by the Nasdaq National Market, and is net of the exercise price of such options.

TTI Option Exercises and Fiscal 2004 Year-End Values

     There were no exercises of TTI options by the named officers of the Company during Fiscal 2004.

Compensation of Directors

     Board members other than the Company’s non-employee directors receive no compensation for attending Board meetings. The Company’s non-employee directors receive $20,000 per year as an annual retainer and reimbursement of certain expenses in connection with attendance at Board meetings and Committee meetings. In addition, each non-employee director receives $1,500 for each Board or Committee meeting attended in person, and $1,000 for each Board or Committee meeting attended by telephone. In July 2004, the Board and the Compensation Committee approved a new director compensation package which continues an annual retainer of $20,000 and $1,500 for each Board meeting attended in person, but lowers the fees to $1,250 for the Committee chairperson and $1,000 for the committee member for each Committee meeting attended in person. The fee for each Board or Committee meeting attended by telephone is also decreased from $1,000 to $500.

     Under the Company’s 1994 Outside Directors Stock Option Plan (the “Directors Plan”), on the day of the initial election or appointment of each new non-employee director, such non-employee director automatically receives an option to purchase 20,000 shares of the Company’s Common Stock and receives an additional option to purchase 20,000 shares of the Company’s Common Stock on the date of the first annual meeting of stockholders following the third anniversary of his or her previous Directors Plan option grant, provided that he or she remains in office. Furthermore, each non-employee director currently in office who previously was granted an option under the Directors Plan automatically receives an additional option to purchase 20,000 shares of the Company’s Common Stock on the day of each third annual meeting of stockholders of the Company subsequent to the date of the prior option grant after which the individual remains in office. Each option granted under the Directors Plan becomes exercisable in three annual installments, subject to the non-employee director’s continued Board service. In July 2004, pursuant to the new director compensation package approved by the Compensation Committee and the Board, the director stock option grant to non-employee directors was increased from 20,000 shares to 25,000 shares vesting over a three year period effective as of the date of the Company’s 2004 Annual Meeting of Stockholders. Such grants will be made under the Company’s 2002 Stock Option Plan.

Change-in-Control Arrangements

     The Company’s 1992 Stock Option Plan (the “Option Plan”) provides that in the event of a merger of the Company with or into another corporation, unless the successor corporation assumes or substitutes equivalent options for options granted under the Option Plan, all outstanding options under the Option Plan will become fully exercisable prior to the merger. Options which are neither assumed or substituted for by the successor corporation, nor exercised prior to the expiration of a 15-day notice period, will terminate upon the expiration of such period.

     All shares subject to options granted under the Directors Plan will become fully vested and exercisable as of the date 15 days prior to a change in control of the Company, as defined in the Directors Plan, unless the surviving or successor corporation either assumes or substitutes its options for options outstanding under the Directors Plan. Any such options which are neither assumed or substituted for by the successor corporation, nor exercised, will terminate as of the date of the change in control.

     The Company entered into a change-in-control agreement, effective September 25, 2001, with Frank Lin, the Chairman, CEO and President of the Company. The agreement provides for severance and other benefits to be paid to Mr. Lin in the event of Mr. Lin’s termination following a “change in control” of the Company. The agreement defines a “change in control” as a merger or consolidation or the sale, or exchange by the stockholders of the Company of 40% or more of the capital stock of the Company, or the sale or exchange of 40% or more of the Company’s assets. The agreement provides that in the event of Mr. Lin’s involuntary termination, constructive termination, death or disability within 36 months following a change in control, Mr. Lin will be entitled to receive: (1) severance in the amount of 36 months of Mr. Lin’s annual base salary then in effect, (2) three times Mr. Lin’s potential annual bonus then in effect, (3) acceleration in vesting of up to 1,000,000 of Mr. Lin’s options, and (4) continued group insurance coverage of medical, dental, prescription drug, vision care and life insurance for 36 months following Mr. Lin’s termination.

     The Board of Directors believes that the agreement is in the best interests of the Company in order to ensure the continued dedication and objectivity of Mr. Lin, notwithstanding the possibility of a “change in control.”

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

			Number of shares
			remaining available for
			future issuance
	Number of shares to		under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding shares
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,406,167 (1)	$3.82	1,320,139 (2)
Equity compensation plans not approved by stockholders(3)	2,127,076	$3.71	917,211
Total	4,533,243	$3.77	2,237,350

(1)	These shares include 2,053,000 shares that are reserved and issuable upon exercise of outstanding options under the 1992 Plan which expired on October 16, 2002 and 203,167 shares that will be issued upon exercise of outstanding options under the 1994 Plan which expired on January 13, 2004 and 150,000 shares that are reserved and issuable upon exercise of outstanding options under the 2002 Plan.

(2)	These shares include 457,639 shares reserved for issuance under the Purchase Plan and 862,500 shares reserved under the 2002 Plan, but exclude 126,234 shares which ceased to be so reserved when the 1994 Plan expired on January 13, 2004.

(3)	Consists of shares subject to options that are outstanding or may be issued pursuant to the 1996 Plan.

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

Material Features of the Director Options

     As of June 30, 2003, Millard Phelps held a nonstatutory stock option to purchase 5,000 shares of Common Stock at a price of $13,875 per share granted to him by the Compensation Committee of the Board of Directors in April 1996, while Glen Antle held a nonstatutory stock option to purchase 6,250 shares of Common Stock at a price of $3,375 per share granted to him by the Compensation Committee in October 1998. The exercise price of each option is equal to the per share closing price of the Common Stock on the date of grant. Each option has a term of 10 years measured from the date of grant and became exercisable in full one year after the date of grant.

Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of October 15, 2004, with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding Common Stock, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company as of June 30, 2004, whose salary and incentive compensation for the fiscal year ended June 30, 2004 exceeded $100,000 (“Named Executive Officers”) plus John Edmunds, who joined the Company in the capacity of Chief Financial Officer on June 14, 2004, and (iv) all executive officers and directors of the Company as a group.

	Shares Owned (1) (2)
	Number	Percentage
Name and Address of Beneficial Owners	of Shares	of Class
Beneficial Owners of in Excess of 5% (other than directors and named executive officers)
FMR Corp.(3)	3,054,691	12.15%
82 Devonshire Street Boston, MA 02109
Kern Capital Management LLC (4)	2,308,350	9.19%
114 West 47th Street, Suite 1926 New York, NY 10036
Next Century Growth Investors LLC (5)	1,437,040	5.72%
5500 Wayzata Blvd. Minneapolis, MN 55416
Named Executive Officers and directors(6)
Glen M. Antle(7)	52,500	*
Yasushi Chikagami(8)	77,716	*
Frank C. Lin(9)	2,899,693	11.54%
John Luke(10)	30,000	*

	Shares Owned (1) (2)
	Number	Percentage
Name and Address of Beneficial Owners	of Shares	of Class
Millard Phelps(11)	34,466	*
Jung-Herng Chang(12)	523,110	2.08%
John Edmunds	0	*
Peter Jen (13)	501,705	2.00%
Executive officers and directors as a group (8 persons)(14)	4,119,190	16.39%

*	Less than 1%

(1)	Except as otherwise noted, the persons named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The number of shares indicated includes in each case the number of shares of Common Stock issuable upon exercise of stock options to the extent such options are currently exercisable for purposes of this table. Options and warrants are deemed to be “currently exercisable” if they may be exercised within 60 days of October 15, 2004.

(2)	Calculated on the basis of 22,955,508 shares of Common Stock outstanding as of October 15, 2004, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after October 15, 2004 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(3)	Based on a Schedule 13G filed on February 17, 2004 by FMR Corp.

(4)	Based on a Schedule 13G filed on February 13, 2004 by Kern Capital Management LLC.

(5)	Based on a Schedule 13G filed on February 17, 2004 by Next Century Growth Investors LLC.

(6)	The address of the executive officers and directors is c/o Trident Microsystems, Inc., 1090 East Arques Avenue, Sunnyvale, CA 94085.

(7)	Includes 52,500 shares subject to options exercisable by Mr. Antle within sixty days of October 15, 2004.

(8)	Includes 76,216 shares subject to options exercisable by Mr. Chikagami within sixty days of October 15, 2004. Also includes 1,500 shares held by a joint tenant account for Mr. Chikagami’s wife, son and daughter

(9)	Includes 1,087,500 shares subject to options exercisable by Mr. Lin within sixty days of October 15, 2004. Also includes 15,750 shares held by Mr. Lin’s wife, 37,631 shares held by Mr. Lin’s second son and 36,131 shares held by Mr. Lin’s youngest son.

(10)	Includes 30,000 shares subject to options exercisable by Mr. Luke within sixty days of October 15, 2004.

(11)	Includes 34,451 shares subject to options exercisable by Mr. Phelps within sixty days of October 15, 2004.

(12)	Includes 460,000 shares subject to options exercisable by Mr. Chang within sixty days of October 15, 2004.

(13)	Includes 435,000 shares subject to options exercisable by Mr. Jen within sixty days of October 15, 2004.

(14)	Includes 2,175,667 shares subject to options exercisable within sixty days of October 15, 2004.

Item 13. Certain Relationships and Related Transactions

     In October 1998, the Board approved a loan to Frank Lin pursuant to which Mr. Lin could borrow $500,000 from the Company for his personal use. On April 27, 2000, the Company and Mr. Lin entered into a loan agreement pursuant to which Mr. Lin borrowed $500,000 from the Company, payable on April 27, 2002 together with interest at a rate of 6.46% per annum. Due to a prolonged softness of the global economy and Mr. Lin’s personal financial hardship, the Board approved on April 22, 2002 a proposal to amend Mr. Lin’s loan and extend the term for one more year to April 27, 2003 with unpaid accrued interest be added on the principal amount. The Board also approved a proposal to change the interest rate effective January 1, 2001 to the monthly Applicable Federal Rates published by the revenue ruling of the U.S. Internal Revenue Service as part of Mr. Lin’s compensation package. On April 27, 2003, the initial principal of $500,000 together with the interest of $60,350 accrued from April 27, 2000 to April 27, 2003 was paid in full.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

     The following is a summary of the fees billed by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended June 30, 2004 and 2003:

	Fiscal Year
Fee Category	2004	2003
Audit	$292,000	$206,000
Audit-related	22,000	36,000
Tax	122,000	141,000
All other fees	—	—

Total fees	$436,000	$383,000

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under Audit Fees. These services include accounting consultations in connection with restructuring, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits

Exhibit	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

Dated: October 28, 2004	/s/ John S. Edmunds

John S. Edmunds
Chief Financial Officer

Index to Exhibits

Exhibit	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

*	Filed herewith.