Form 10-Q
period 2004-09-30
TRIDENT MICROSYSTEMS INC
filed 2004-11-09
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes  [X]  No [   ]

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2004 was 22,955,508.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$35,405	$32,488
Short-term investment - UMC	45,331	51,843
Accounts receivable, net	2,508	2,436
Inventories	2,317	2,737
Prepaid expenses and other current assets	1,946	1,087

Total current assets	87,507	90,591
Property and equipment, net	2,349	2,372
Long-term investments - other	2,405	2,720
Other assets	1,555	573

Total assets	$93,816	$96,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,045	$3,180
Accrued expenses and other liabilities	7,477	8,287
Deferred income taxes	89	2,694
Income taxes payable	4,868	4,260

Total current liabilities	16,479	18,421
Minority interests in subsidiaries	5,589	4,023

Total liabilities	22,068	22,444

Stockholders’ equity:
Common stock and additional paid-in capital	49,487	48,453
Deferred stock-based compensation	(3,260)	(2,687)
Retained earnings	25,541	24,159
Accumulated other comprehensive income (loss)	(20)	3,887

Total stockholders’ equity	71,748	73,812

Total liabilities and stockholders’ equity	$93,816	$96,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$16,602	$9,832
Cost of revenues	7,418	4,859

Gross profit	9,184	4,973
Research and development expenses	4,738	2,081
Sales, general and administrative expenses	2,358	3,024

Income (loss) from operations	2,088	(132)
Gain on investments, net	401	7,205
Interest and other income (expenses), net	99	(128)
Minority interests in subsidiaries	(589)	(96)

Income before income taxes	1,999	6,849
Provision for income taxes	617	2,170

Net income	$1,382	$4,679

Basic net income per share	$0.06	$0.22

Shares used in computing basic per share amounts	22,914	21,468

Diluted net income per share	$0.04	$0.19

Shares used in computing diluted per share amounts	25,192	24,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,382	$4,679
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	275	282
Provision for doubtful accounts and sales returns	—	(159)
Gain on investments, net	(401)	(7,205)
Deferred compensation expense	216	—
Changes in assets and liabilities:
Accounts receivable	(72)	3,743
Inventories	420	461
Prepaid expenses and other current assets	(859)	(573)
Accounts payable	865	398
Accrued expenses and other liabilities	(707)	(533)
Income taxes payable	608	2,170
Minority interests in subsidiaries	589	487

Net cash provided by operating activities	2,316	3,750

Cash flows from investing activities:
Proceeds from disposal of graphics division, investments and minority interests in subsidiaries, net of transaction costs	877	11,575
Proceeds from exercise of options in TTI	690	—
Proceeds from sale of other long-term investments	22	—
Purchases of investments	—	(90)
Other assets	(982)	(9)
Purchase of property and equipment	(252)	(140)

Net cash (used in) provided by investing activities	355	11,336

Cash flows from financing activities:
Issuance of common stock	246	2,059

Net cash provided by financing activities	246	2,059

Net increase in cash and cash equivalents	2,917	17,145
Cash and cash equivalents at beginning of period	32,488	5,085

Cash and cash equivalents at end of period	$35,405	$22,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the consumer television market and the PC market. Our digital media operations are primarily conducted by our majority-owned subsidiary, Trident Technologies, Inc. (“TTI”).

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

     In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2005.

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

Note 4. Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
Work in process	$1,005	$1,113
Finished goods	1,312	1,624

	$2,317	$2,737

Note 5. Net income Per Share

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated adjusting the net income by the potential minority interests and using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net income per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations are as follows:

	Three Months Ended
(in thousands, except per share data)	2004	2003
Net income	$1,382	$4,679
Adjustments related to outstanding options in TTI	(280)	—

Net income used in computing diluted net income per share	$1,102	$4,679
Shares used in computing basic per share amounts	22,914	21,468
Dilutive common stock equivalents	2,278	2,606

Shares used in computing diluted per share amounts	25,192	24,074

Basic net income per share	$0.06	$0.22

Diluted net income per share	$0.04	$0.19

Common stock equivalents not included in the calculation because they are antidilutive	197	38

Note 6. Stock-based compensation

     Stock-based compensation expense for the three months ended September 30, 2004 represents the intrinsic value of stock options issued by TTI to employees of TTI and certain employees of TMI. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income and net income per share would have been changed to the pro forma amounts below for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
Net income as reported	$1,382	$4,679
Stock-based compensation included in reported net income	216	—
Less: Stock-based compensation expense determined under fair value based method	(728)	(237)

Pro forma net income	$870	$4,442

As reported:
Basic net income per share	$0.06	$0.22

Diluted net income per share	$0.04	$0.19

Pro forma:
Basic net income per share	$0.04	$0.21

Diluted net income per share	$0.03	$0.18

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced 20%, 15%, 15%, 4.01% and 8% stock dividends payable to shareholders of record as of May 2000, July 2001, August 2002, July 2003 and August 2004, respectively. As of September 30, 2004, the Company owned approximately 75.1 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of September 30, 2004, 75.1 million shares are treated as available-for-sale securities and are classified as short-term investments.

     An increase in the market value of UMC’s stock price from July 1, 2003 to June 30, 2004 resulted in an increase in accumulated other comprehensive income of $6.1 million which was recorded as of September 30, 2004 in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The $6.1 million was equal to a $8.8 million increase in market value of the Company’s short-term investment in UMC from July 1, 2003 to June 30, 2004, less deferred income taxes of $2.7 million relating to the unrealized gain.

     Due to a decrease in the market value of UMC’s stock price from July 1, 2004 to September 30, 2004, a decrease in accumulated other comprehensive income of $3.9 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The $3.9 million is equal to a $6.5 million decrease in market value of the Company’s short-term investment in UMC from July 1, 2004 to September 30, 2004, less deferred income taxes of $2.6 million relating to the unrealized gain.

Note 8. Gain on investments, net

     During the quarter ended September 30, 2004, the Company recognized a net gain on investments totaling $401,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)

Total	$401,000

     During the quarter ended September 30, 2004 the Company sold 330,000 shares of its subsidiary Trident Technology, Inc. (TTI) for cash of $877,000 resulting in a gain of $694,000. The Company’s percentage ownership interest in its TTI subsidiary was approximately 80% as of September 30, 2004.

     During the quarter ended September 30, 2004, the Company received additional cash of $22,000 for an ADSL company which had been previously liquidated.

     In March 2000, the Company invested $550,000 in a private company engaged in broadband server technology. In the quarter ended June 30, 2002, the Company determined that the product outlook and future cash position for this company was unfavorable. Therefore, the Company assessed the estimated fair value of the investment held and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $275,000 of the investment was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2004, the Company determined that the product outlook and future cash position for this company had deteriorated further, and the remaining $275,000 investment was written off against earnings in accordance with APB No. 18.

     In January 2004, the Company invested $40,000 in a private company engaged in integrated circuit design. In the quarter ended September 30, 2004, the Company determined that the prospects for recovery of the investment were unfavorable given the deteriorating cash position of the company and the company’s operating losses. Accordingly, all of the investment was written off against earnings in accordance with APB No. 18.

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

Note 9. Comprehensive Income (Loss)

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income (loss) as of September 30, 2004 and June 30, 2004 related to unrealized gain (loss), net of tax, on its investments in UMC.

Note 10. Segment information and concentration of credit risk.

     Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

	Digital
	Media
Three Months Ended September 30, 2004	(TTI)	Other	Total
Revenues	$16,022	$580	$16,602
Income (loss) from operations	3,420	(1,667)	1,753

	Digital
	Media
Three Months Ended September 30, 2003	(TTI)	Other	Total
Revenues	$9,209	$623	$9,832
Income (loss) from operations	931	(1,063)	(132)

As of September 30, 2004, 67.3 million shares and options to purchase 11.9 million options were outstanding for TTI. The options vested over a period of four years from the grant date. During the quarter ended September 30, 2004 the Company sold 330,000 shares of TTI stock for proceeds of $0.9 million and realized a gain on the sale of $0.7 million and certain options granted became vested and were exercised. As a result, the Company held 80% of the outstanding shares of TTI as of September 30, 2004. Further dilution of interest would result upon exercise of stock options by the employees or if the Company determines to sell further interests in TTI in the future.

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Three months ended September 30,
2004	$1	$1,918	$4,438	$9,169	$521	$555	$16,602
2003	$43	$1,659	$63	$6,082	$1,627	$358	$9,832
Long-lived assets:
As of September 30, 2004	233	406	—	1,710	—	—	2,349
As of June 30, 2004	285	419	—	1,668	—	—	2,372

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Three customers accounted for 37%, 18% and 11% of accounts receivables as of September 30, 2004, respectively.

Note 11. Contingencies

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against the Company in the United States District Court for the District of Delaware, Case No. 98-CV-699. After years of litigation, the Federal Circuit issued a unanimous decision on August 4, 2004 which affirmed summary judgment in the Company’s favor on the remaining claim against the Company. Trident’s counterclaim against NeoMagic for violation of Section 2 of the Sherman Act, attempted monopolization arising out of NeoMagic’s prosecution of the patent infringement action against Trident, remains pending in Delaware federal district court.

     From time to time, the Company may be involved in litigation in the normal course of business. The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to the Company’s products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

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

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The implementation of the recognition and measurement guidance provisions has been delayed. The disclosure requirement are effective for annual financial statements for fiscal years ending after June 30, 2004. The Company will evaluate the effect of adopting EITF 03-01 on its results of operations when the final guidance is issued.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Special Note Regarding Forward-Looking Statements

     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements include our expectations and beliefs concerning:

•	our expectations regarding future revenues,

•	future prospects for the digital television industry in general,

•	our product development plans,

•	future gross margin levels and our strategy to maintain and improve gross margins,

•	trends in average selling prices,

•	our expectations and plans regarding TTI and our ownership thereof,

•	maintenance of majority ownership in our subsidiaries,

•	the sufficiency of our financial resources over the next twelve months,

•	denomination of our international revenues and exposure to interest rate risk,

•	the adequacy of our internal controls over financial reporting,

•	future investments and/or acquisitions.

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

     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top five customers accounted for 74% of our total revenue for the fiscal quarter ended September 30, 2004. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan, which also owns a minority interest in our subsidiary TTI.

     Many of our customers sell their end products, digitally enhanced televisions, in Asian and European markets, so the health of these economies and consumer spending trends are indirectly important to our business. For instance, the recent credit tightening in China is something that may indirectly affect our business. While most television purchases are made with cash in China, any resulting slowdown in construction of new homes is thought likely to have somewhat of a dampening affect on the growth of television sales in China. The basis for our comment is anecdotal and cannot be easily quantified. However, this is a situation we continue to monitor.

     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 80% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), located in Shanghai, China. Our net income is determined after taking a charge for the share of income relating to the minority interest in TTI. In general our executives are focused on revenue growth and developing new integrated circuits that garners as many high volume future design wins with customers as possible to continue to fuel that revenue growth. Management believes that the Company is operating in what will be a very high growth market over the next 5 years and that success will be measured by companies that seize a “first mover” advantage early in the market’s growth cycle and continue to deliver new innovative products that will hold and grow the Company’s share of the market. Our executives also focus on trends in average selling price erosion as well as gross margin, operating income and cash flow from operations.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TTI which was 83% owned by TMI as of June 30, 2004, and is approximately 80% owned by TMI as of September 30, 2004.

Recent Developments

     Our Board of Directors has authorized management to develop and present a proposal for acquiring the minority interests in our subsidiary TTI. The development of a proposal will require us to address a number of issues and may require negotiation with holders of minority interests. We will need to obtain valuation advice and address structural issues including the most expedient approach to acquiring all or substantially all of the minority interests, and the Board will need to evaluate any proposal and determine whether to proceed with any such proposal. We have not presented a proposal and cannot predict the likelihood or timing of such a transaction. However, we believe that it will be at least several months before any transaction could be proposed reviewed, negotiated and finalized.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	44.7	49.4

Gross margin	55.3	50.6
Research and development expenses	28.5	21.2
Selling, general and administrative expenses	14.2	30.8

Income (loss) from operations	12.6	(1.4)
Gain on investments, net	2.4	73.3
Interest and other income (expense), net	0.6	(1.3)
Minority interests in subsidiaries	(3.6)	(0.9)

Income before income taxes	12.0	69.7
Provision for income taxes	3.7	22.1

Net income	8.3%	47.6%

     The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three months ended September 30,
	2004	2003	% change
Revenues	$16,602	$9,832	69%
Cost of revenues	7,418	4,859	53%

Gross profit	9,184	4,973	85%
Research and development expenses	4,738	2,081	128%
Sales, general and administrative expenses	2,358	3,024	(22)%

Income (loss) from operations	$2,088	$(132)	1682%

Revenues

     Net sales for the three months ended September 30, 2004 were $16.6 million, an increase of 69% from the $9.8 million reported in the three months ended September 30, 2003. The increase in sales of digitally processed television products in the quarter ended September 30, 2004 was primarily attributed to continued success of our Super Video Processor (SVP) and Motion Video (MV) products in the digital and liquid crystal display television markets. The volume of Digital media units increased by more than 120% from the quarter ended September 30, 2003 to the quarter ended September 30, 2004, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 10% for the same time period. For the December quarter, we expect growth to slow temporarily and revenue could be down by as much as 5% - 9% from the September quarter due to a continued soft LCDTV end market and product generation transition from our fourth generation to our fifth generation SVP products at certain customers. We expect growth to resume in the March quarter.

     Sales to customers in Asia, primarily China, Japan and Taiwan accounted for 55%, 27% and 12%, respectively, of our revenues in the three months ended September 30, 2004. Sales to customers in Asia, primarily China, Taiwan and Korea accounted for 62%, 17% and 12%, respectively, of our revenues in the three months ended September 30, 2003. We expect customers in Asia will continue to account for a significant portion of our sales. In the three months ended September 30, 2004, sales to four customers, Skyworth (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), and Innotech (Toshiba) accounted for 25%, 17%, 14% and 10% of revenues, respectively. In the three months ended September 30, 2003, sales to three customers, TCL and Skyworth (television manufacturers located in China), and Samsung accounted for 23%, 22% and 15% of revenues, respectively. Approximately 27% of sales in the quarter ended September 30, 2004 were made through distributors.

Gross Profit

     Gross profit increased to $9.2 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003. The increase was due to both increased revenues and increased sales of DPTV products which have higher margins. The gross margin as a percentage of revenues for the three months ended September 30, 2004 increased to 55.3% of revenues from 50.6% for the three months ended September 30, 2003. The increase in gross margin as a percentage of revenues was primarily attributable to higher sales of new DPTV products which have higher sales margins.

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

Research and Development

     Research and development expenses for the three months ended September 30, 2004 increased to $4.7 million from $2.1 million for the three months ended September 30, 2003. As a percentage of revenues, research and development expenses increased to 28.5% for the three months ended September 30, 2004, from 21.2% for the three months ended September 30, 2003. The increase in research and development expenses, both in actual dollars and as a percentage of sales, was primarily the result of increased spending on additional personnel (approximately $1.0 million), facilities (approximately $0.3 million) and tape out related expenditures (approximately $0.3 million) and a reclassification of technical support that was referred to as sales and marketing expense in the previous year of approximately $0.7 million.

     We are currently planning to continue developing the next generation DPTV™ products as well as other advanced products for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $2.4 million in the three months ended September 30, 2004 from $3.0 million in the three months ended September 30, 2003. As a percentage of revenues selling, general and administrative expenses decreased to 14.2% in the three months ended September 30, 2004 from 30.8% in the three months ended September 30, 2003. The decrease in selling, general and administrative expenditures in actual dollars and as a percentage of revenues was due primarily to a reclassification of technical support to research and development (approximately $0.7 million) and an increase in sales representative commission expense commensurate with the increase in sales volume of $0.5 million offset by a one time reversal of approximately $780,000 in legal fees accrued for the Neomagic litigation which was finally settled in August of 2004. We will continue to monitor and control our selling, general and administrative expenses.

Interest and Other Income and Expense, Net

     Net interest and other income of $99,000 for the quarter ended September 30, 2004 primarily represents interest income of $91,000. Interest income increased to $91,000 in the three months ended September 30, 2004, from $12,000 in the same prior year period. The increase in interest income was primarily the result of higher average cash levels invested during the three months ended September 30, 2004. Net interest and other expense of $128,000 for the quarter ended September 30, 2003 primarily represented expenses relating to our restructuring. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Minority Interests in subsidiaries

     Minority interests in subsidiaries increased to $589,000 for the three months ended September 30, 2004 from $96,000 recorded in the three months ended September 30, 2003. The increase in minority interest in the three months ended September 30, 2004 can be primarily attributed to an increase in TTI’s operating income and the dilution of interests in TTI. We currently own approximately 80% of our TTI subsidiary, decreased from 83% as of September 30, 2003.

     Minority interests represents the share of income relating to minority shareholders of our consolidated subsidiaries. The amount of such charges is dependent upon the minority ownership in our subsidiaries, TTI in particular. The percentage held by minority shareholders will increase in the future if employees of TTI exercise options to acquire TTI stock, or if we determine to sell further interests in TTI to outside investors. We are reviewing the possibility of a public offering of TTI stock in Taiwan, or possibly, in the United States. We are also reviewing the possibility of acquiring the minority interests in TTI. No decision has been made to proceed with either an offering or an acquisition. Prior to this time, we have taken steps to ensure that an offering could occur in Taiwan if we decided to proceed. We intend to retain a majority interest in TTI in all cases, but any such offering would increase the minority ownership in TTI and any such acquisition would be intended to reduce the minority ownership to the maximum extent reasonably possible.

Provision for Income Taxes

     Provision for income taxes decreased to $617,000 for the three months ended September 30, 2004 from $2,170,000 recorded for the three months ended September 30, 2003 primarily as a result of our Taiwan operations.

Investment in UMC and Other Investments

     As of September 30, 2004, the Company owned approximately 75.1 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 9 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.

During the quarter ended September 30, 2004, we recognized net gain on investments totaling $401,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)

Total	$401,000

During the quarter ended September 30, 2003, we recognized net gain on investments totaling $7.2 million as follows:

Gain on disposal of Graphics Division and interests in XGI	$6,627,000
Gain on disposal of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)

Total	$7,205,000

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

Liquidity and Capital Resources

     As of September 30, 2004, our principal sources of liquidity included cash and cash equivalents of $35.4 million, which increased from $32.5 million at June 30, 2004. During the three months ended September 30, 2004, $2.3 million of cash was provided by operations, compared to the three months ended September 30, 2003, during which $3.7 million of cash was provided by operations. Cash provided by operations in the three months ended September 30, 2004 was primarily due to increased operating income and accounts payable of $865,000, offset by increases in prepaid expenses and other assets of $859,000. Cash provided by operations in the three months ended September 30, 2003 was primarily due to operating income, a decrease in accounts receivable of $3,743,000 and an increase in income taxes payable $2,170,000.

     Prepaid expenses increased $859,000 during the three months ended September 30, 2004 primarily due to the prepayment of software license fees. Accounts payable increased $865,000 during the three months ended September 30, 2004 due primarily to increased research and development expenditures.

     During the three months ended September 30, 2004, $355,000 was provided by investing activities of which $877,000 was primarily provided by the proceeds from the sale of TTI stock, $690,000 was provided by the exercise of TTI employee stock options and $22,000 of cash provided by the sale of a long-term investment, offset by $982,000 of cash used primarily in the purchase of engineering software licenses fees and $252,000 of cash used in the purchase of property plant and equipment. During the three months ended September 30, 2003, $11.3 million of net cash was provided by investing activities of which $11.6 million was primarily the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary of $2.8 million, and $400,000 from the liquidation of a short-term investment.

     During the three months ended September 30, 2004, $246,000 of net cash was provided by financing activities which relates to the exercise of employee stock options in TMI. During the three months ended September 30, 2003, $2.1 million of net cash was provided by financing activities which was the result of the exercising of employee stock options.

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

Contractual Obligations

     As of September 30, 2004, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China and two premises in Taiwan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of September 30, 2004 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	4.8	1.8	3.0	—	—

Purchase Obligations	3.0	3.0	—	—	—

Total	7.8	4.8	3.0	—	—

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. However, we regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. On a longer term basis the Company is focused on managing for positive and growing cash flow from operations. The business is largely engineering focused and as such, does not require long term capital commitments other than for office and lab space. Additional liquidity will be provided from the eventual disposition of the UMC stock which the Company intends to eventually sell and reinvest into more traditional liquid short term secure fixed income type instruments. The Company also believes that as long as it continues to grow and prosper that additional funds could also be raised in the future through an equity offering. This is dependent on the Company’s future performance as well as the availability of favorable capital markets which is difficult to predict or for see in the longer term.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Our Results

While we recognized operating income in the quarter ended September 30, 2004, we have incurred operating losses in recent history.

     We recognized income from operations of $2.1 million in the quarter ended September 30, 2004. However, we did incur losses for several quarters prior to our reorganization completed in August 2003.

     Our reorganization was intended to reduce our operating expenses and position the Company in a market in which we may be profitable. We are trying to expedite new digital media product launchings and to control operating expenses to achieve sustained profitability. However, there is no guarantee that our efforts will be successful. Sales and marketing, product development and general and administrative expenses may increase as a result of shifts in the market place, our efforts in developing and marketing new products, and our need to respond to these shifts, which could result in the need to generate significantly higher revenue to achieve and sustain profitability.

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

     We have considered the possibility of a public offering of TTI stock in Taiwan. We are also considering the acquisition of the minority interests in TTI. A decision has not been made as to either transaction at this time. A public offering would increase the minority ownership in TTI, and result in larger charges, as a percentage of operating income, for minority interest in subsidiaries. An acquisition of the minority interests would probably occur through the issuance of additional TMI shares and possibly some cash. A proposal is being developed by management for such a transaction and it is anticipated that such a transaction would be accretive to Company shareholders, however we cannot assure that such a transaction will occur or that it will be accretive.

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

     Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. Although we have experienced such errors in the past, significant errors have generally been detected relatively early in a product’s life cycle and therefore that costs associated with such errors have been immaterial. We cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, President of TTI, John Edmunds, Chief Financial Officer and Peter Jen, Senior Vice President, Asia Operations and Chief Accounting Officer and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

Our success depends in part on our ability to protect our intellectual property rights, which may be difficult.

     The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have in the past, and may in the future, file lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation or resulting counterclaims, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

We have been involved in intellectual property infringement claims, and may be involved in others in the future, which can be costly.

     Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. See Part II, Item 1 (“Legal Proceedings”). In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.

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

     The effective date the proposed standard is recommending is for fiscal years beginning after June 15, 2005. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 6 of the notes to unaudited condensed consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

     We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We are currently documenting our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of fiscal 2005. This process may require us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experiences in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent registered public accounting firm. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2004, approximately $35.4 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2004, we had available-for-sale equity investments with a fair market value of $45.3 million all relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the three months ended September 30, 2004, we recognized an impairment loss of approximately $315,000 on our investments in private companies that we concluded was other-than-temporary. As of September 30, 2004, the balance of our long-term equity investments in non-public companies was approximately $2.4 million.

Item 4: Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

          There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

     On December 14, 1998, NeoMagic Corporation (“NeoMagic”) filed a patent infringement action against the Company in the United States District Court for the District of Delaware, Case No. 98-CV-699. After years of litigation, the Federal Circuit issued a unanimous decision on August 4, 2004 which affirmed summary judgment in the Company’s favor on the remaining claim against the Company. Trident’s counterclaim against NeoMagic for violation of Section 2 of the Sherman Act, attempted monopolization arising out of NeoMagic’s prosecution of the patent infringement action against Trident, remains pending in Delaware federal district court.

     From time to time, the Company may be involved in litigation tin the normal course of business. The results of any litigation matters are inherently uncertain. In the event of an adverse decision in the described legal actions or disputes, or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to the Company’s products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology. The Company cannot make any assurance that these matters will not materially and adversely affect the Company’s business, financial condition, operating results, or cash flows.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3: Defaults upon Senior Securities

     Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5: Other Information

     Not applicable

Item 6: Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 9, 2004, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.

(Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ John S. Edmunds

John S. Edmunds
Chief Financial Officer

Index to Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.