Form 10-Q
period 2004-12-31
TRIDENT MICROSYSTEMS INC
filed 2005-02-09
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

Yes  ☑     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑     No  ☐

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at December 31, 2004 was 23,184,049.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,561	$32,488
Short-term investment - UMC	48,487	51,843
Accounts receivable, net	2,007	2,436
Inventories	2,508	2,737
Prepaid expenses and other current assets	2,202	1,087

Total current assets	89,765	90,591

Property and equipment, net	2,096	2,372
Long-term investments - other	3,347	2,720
Other assets	1,707	573
Goodwill and intangible assets	3,735	—

Total assets	$100,650	$96,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,461	$3,180
Accrued expenses and other liabilities	8,539	8,287
Deferred income taxes	1,352	2,694
Income taxes payable	4,759	4,260

Total current liabilities	21,111	18,421
Minority interests in subsidiaries	5,017	4,023

Total liabilities	26,128	22,444

Stockholders’ equity:
Common stock and additional paid-in capital	53,639	48,453
Deferred stock-based compensation	(5,985)	(2,687)
Retained earnings	24,995	24,159
Accumulated other comprehensive income	1,873	3,887

Total stockholders’ equity	74,522	73,812

Total liabilities and stockholders’ equity	$100,650	$96,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$15,387	$16,227	$31,989	$26,059

Cost of revenues	6,888	7,303	14,306	12,162

Gross profit	8,499	8,924	17,683	13,897

Research and development expenses	5,559	2,666	10,297	4,747

Sales, general and administrative expenses	2,733	3,683	5,091	6,707

In-process research and development expenses	585	—	585	—

Income (loss) from operations	(378)	2,575	1,710	2,443

Gain (loss) on investments, net	(70)	(85)	331	7,120

Interest and other income (expenses), net	127	(265)	227	(392)

Minority interests in subsidiaries	(327)	(689)	(916)	(785)

Income (loss) before income taxes	(648)	1,536	1,352	8,386

Provision for (benefit from) income taxes	(102)	105	516	2,275

Net income (loss)	$(546)	$1,431	$836	$6,111

Basic net income (loss) per share	$(0.02)	$0.06	$0.04	$0.28

Shares used in computing basic per share amounts	22,786	22,374	22,975	21,919

Diluted net income (loss) per share	$(0.02)	$0.06	$0.01	$0.25

Shares used in computing diluted per share amounts	22,786	25,098	25,278	24,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$836	$6,111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	549	568
Provision for doubtful accounts and sales returns	–	152
Gain (loss) on investments, net	(331)	(7,120)
Deferred compensation expense	937	246
In-process research and development	585	–
Changes in assets and liabilities:
Accounts receivable	429	3,009
Inventories	229	(808)
Prepaid expenses and other current assets	(1,115)	(705)
Accounts payable	3,281	(1,060)
Accrued expenses and other liabilities	357	284
Income taxes payable	499	2,276
Minority interests in subsidiaries	916	1,176

Net cash provided by operating activities	7,172	4,129

Cash flows from investing activities:
Proceeds from disposal of graphics division, investments and minority interests in subsidiaries, net of transaction costs	877	12,706
Proceeds from exercise of options in TTI	690	–
Proceeds from sale of other long-term investments	22	–
Purchases of investments	(1,012)	(90)
Purchase of minority interests in subsidiaries	(5,221)	–
Other assets	(1,134)	–
Purchase of property and equipment	(272)	(190)

Net cash (used in) provided by investing activities	(6,050)	12,426

Cash flows from financing activities:
Issuance of common stock	951	4,585

Net cash provided by financing activities	951	4,585

Net increase in cash and cash equivalents	2,073	21,140
Cash and cash equivalents at beginning of period	32,488	5,085

Cash and cash equivalents at end of period	$34,561	$26,225

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

Note 2. Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts; actual results could differ from those estimates.

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

Note 4. Inventories

     Inventories consisted of the following (in thousands):

	December 31, 2004	June 30, 2004
Work in process	$1,525	$1,113
Finished goods	983	1,624

	$2,508	$2,737

Note 5. Net income (loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated adjusting the net income (loss) by the potential minority interests and using the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net income (loss) per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2004	2003	2004	2003

Net income (loss)	$(546)	$1,431	$836	$6,111
Additional minority interest charge of TTI on a fully diluted basis	(183)	–	(460)	–

Net income (loss) used in computing diluted net income (loss) per share	$(729)	$1,431	$376	$6,111

Shares used in computing basic per share amounts	22,786	22,374	22,975	21,919
Dilutive common stock equivalents	—	2,724	2,303	2,791

Shares used in computing diluted per share amounts	22,786	25,098	25,278	24,710

Basic net income (loss) per share	$(0.02)	$0.06	$0.04	$0.28

Diluted net income (loss) per share	$(0.02)	$0.06	$0.01	$0.25

Common stock equivalents not included in the calculation because they are antidilutive	2,350	24	197	47

Note 6. Stock-based compensation

     Stock-based compensation expense for the three months ended December 31, 2004 represents the intrinsic value of stock options issued by TTI to employees of TTI and certain employees of TMI. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and complies with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income and net income per share would have been changed to the pro forma amounts below for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income (loss) as reported	$(546)	$1,431	$836	$6,111
Stock-based compensation included in reported net income (loss)	721	246	937	246
Less: Stock-based compensation expense determined under fair value based method	(895)	(839)	(1,624)	(1,076)

Pro forma net income (loss)	$(720)	$838	$149	$5,281

As reported:

Basic net income (loss) per share	$(0.02)	$0.06	$0.04	$0.28

Diluted net income (loss) per share	$(0.02)	$0.06	$0.01	$0.25

Pro forma:

Basic net income (loss) per share	$(0.03)	$0.04	$0.01	$0.24

Diluted net income (loss) per share	$(0.03)	$0.03	$0.01	$0.21

Note 7. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC. Subsequently, UMC announced 20%, 15%, 15%, 4.01% and 8% stock dividends payable to shareholders of record as of May 2000, July 2001, August 2002, July 2003 and August 2004, respectively. As of December 31, 2004, the Company owned approximately 75.1 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of December 31, 2004, 75.1 million shares are treated as available-for-sale securities and are classified as short-term investments.

     An increase in the market value of UMC’s stock price from July 1, 2003 to June 30, 2004 resulted in an increase in accumulated other comprehensive income of $6.1 million which was recorded as of June 30, 2004 in equity as “accumulated other comprehensive income.” The $6.1 million was equal to an $8.8 million increase in market value of the Company’s short-term investment in UMC from July 1, 2003 to June 30, 2004, less deferred income taxes of $2.7 million relating to the unrealized gain.

     Due to an increase in UMC’s stock price from July 1, 2004 to December 31, 2004, an increase in accumulated other comprehensive income of $1.9 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $1.9 million is equal to a $3.2 million increase in the market value of the Company’s short-term investment in UMC from July 1, 2004 to December 31, 2004, less deferred income taxes of $1.3 million relating to the unrealized gain.

Note 8. Gain (loss) on investments, net

     During the six months ended December 31, 2004, the Company recognized a net gain on investments totaling $331,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)
Venture capital fund mark to market	(70,000)

Total	$331,000

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

     From December 1999 to November 2001, the Company invested a total of $3.4 million in several venture capital funds. In the quarter ended December 31, 2004, losses were recorded by the funds. Accordingly, the Company recorded an other-than-temporary impairment of $70,000 based on the latest financial statements of the funds.

     During the six months ended December 31, 2003, the Company recognized a net gain on investments totaling $7.1 million as follows:

Gain on sale of graphics division and interests in XGI	$6,627,000
Gain on sale of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)
System design software company	(104,000)
Communications company	109,000
Venture capital funds mark to market	(90,000)

Total	$7,120,000

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

     The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the third quarter of 2003. Because XGI is a new company that is merging two businesses with an uncertain future and its equity securities are not traded on a quoted exchange, the Company recognized a gain on the above transactions based only on the actual cash received and retained by the Company and no value was attributed to the Company’s remaining 20% equity interest in XGI on the Company’s balance sheet in the quarter of divestiture which was also the same quarter in which portions of the Company’s equity interest were sold for cash. The Company’s conservative approach to valuing its remaining equity interest was based on the Company’s judgment as to the level of impairment of the underlying business and lack of any expected realization or return based on the trend of operating losses. Further, the Company did not have any additional funding commitments or intentions to provide additional funding or investment to XGI implying potential future dilution if additional financing were required. In October of 2004, the Company was notified of additional financing activities completed by at XGI which thereby diluted the Company’s remaining equity interest from 20% to 13%.

     During the quarter ended September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is an affiliate of UMC, a key business partner of the Company, and was the largest independent shareholder of TTI.

Note 9. Purchase of minority interest in subsidiaries

In December 2004, the Company acquired approximately 4% of the equity interests in TTI from several minority shareholders of TTI for approximately $5.2 million in cash. This acquisition was the first step to complete the proposed acquisition of all minority interests in TTI, which was announced by the Company in January 2005. (See Note 14 to the unaudited condensed consolidated financial statements for details of the proposed transaction).

This transaction was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The total purchase price was allocated, on a preliminary basis to the tangible and identifiable intangible assets, goodwill acquired and liabilities assumed on the basis of their fair values as follows (in thousands):

Net tangible assets acquired	$901
Goodwill	151
Core and developed technology	3,584
Acquired in-process research and development	585

Total consideration	$5,221

The Company plans to finalize its purchase accounting in the coming quarter which may result in revisions of the above preliminary amounts. The core and developed technology acquired include Digital Processed Television (“DPTV”), and High Definition Television (“HiDTV”), products technologies and the fair value is being amortized over the expected life of its cash flows of five years. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV and HiDTV products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV and HiDTV products technology are under development and require additional software and hardware development. The value of IPR&D was initially determined by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 15%. The fair value assigned was expensed at the time of the acquisition.

No amortization was recorded as of December 31, 2004. On a preliminary basis, the estimated amortization expense in the next 5 years and thereafter is as follows:

For the year ending:

June 30, 2005	$358
June 30, 2006	717
June 30, 2007	717
June 30, 2008	717
June 30, 2009	717
Thereafter	358

Total	$3,584

Note 10. Comprehensive Income

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of December 31, 2004 and June 30, 2004 related to unrealized gain, net of tax, on its investments in UMC.

Note 11. Segment information and concentration of credit risk.

     Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

Three Months Ended December 31, 2004

	Digital Media (TTI)	Other	Total
Revenues	$15,013	$374	$15,387

Operating income (loss)	1,781	(2,159)	(378)

Three Months Ended December 31, 2003

	Digital Media (TTI)	Other	Total
Revenues	$15,889	$338	$16,227

Operating income (loss)	4,499	(1,924)	2,575

Six Months Ended December 31, 2004

	Digital Media (TTI)	Other	Total
Revenues	$31,035	$954	$31,989

Operating income (loss)	5,201	(3,491)	1,710

Six Months Ended December 31, 2003

	Digital Media (TTI)	Other	Total
Revenues	$25,098	$961	$26,059

Operating income (loss)	5,430	(2,987)	2,443

The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Six months ended December 31,
2004	$409	$2,856	$8,077	$18,112	$1,990	$545	$31,989
2003	$161	$4,100	$260	$15,706	$5,705	$127	$26,059

Long-lived assets:
As of December 31, 2004	216	353	–	1,527	–	–	2,096

As of June 30, 2004	285	419	–	1,668	–	–	2,372

Revenues are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Four customers accounted for 24%, 24%, 22% and 14% of accounts receivables as of December 31, 2004, respectively. One customer accounted for 78% of accounts receivables as of December 31, 2003.

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

Note 13. Recent Accounting Pronouncements

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

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The implementation of the recognition and measurement guidance provisions has been delayed. The disclosure requirements are effective for annual financial statements for fiscal years ending after June 30, 2004. The Company will evaluate the effect of adopting EITF 03-01 on its results of operations when the final guidance is issued.

     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R. This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the effect of adopting SFAS No. 123R on its results of operations .

Note 14. Subsequent Event

     On January 11, 2005 the Company’s Board of Directors approved the acquisition of substantially all the minority interest, of the Company’s subsidiary TTI, subject to its shareholders’ approval. As part of the transaction, the Company announced the signing of agreements with investment-related affiliates of UMC, collectively TTI’s largest minority shareholders, as well as the Board’s approval of the assumption of outstanding TTI employee stock options and the completion of a series of subsidiary treasury stock transactions.

     The acquisitions of minority interest will require an estimated $8.4 million of cash in total, of which approximately $6.0 million has already been invested through treasury stock repurchases by TTI, $5.2 million in December 2004 and $0.8 million in January 2005. In addition, the Company anticipates issuing approximately 1,735,000 shares of Trident common stock and options to acquire up to approximately 2.9 million shares of Trident common stocks, substantially all of which would be vested over a period of three years.

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

     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top six customers accounted for 78% of our total revenue for the quarter ended December 31, 2004. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan, which also owns a minority interest in our subsidiary TTI.

     Many of our customers sell their end products digitally enhanced televisions in Asian and European markets so the health of these economies and consumer spending trends are indirectly important to our business. For instance the recent credit tightening in China is something that may indirectly affect our business. While most television purchases are made with cash in China, any resulting slowdown in construction of new homes is thought likely to have somewhat of a dampening affect on the growth of television sales in China. The basis for our comment is anecdotal and cannot be easily quantified however this is a situation we continue to monitor.

     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 83% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), located in Shanghai, China. Our net income is determined after taking a charge for the share of income relating to the minority interest in TTI. In general our executives are focused on revenue growth and developing new integrated circuits that garner as many high volume future design wins with customers as possible to continue to fuel that revenue growth. Management believes that the Company is operating in what will be a very high growth market over the next 5 years and that success will be determined by which companies seize a “first mover” advantage early in the market’s growth cycle and by the ability to continuously deliver new, innovative products that will hold and grow market share. Our executives also focus on trends in average selling price erosion as well as gross margin, operating income and cash flow from operations.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TTI which was 83% owned by TMI as of June 30, 2004 and December 31, 2004.

Recent Developments

     On January 11, 2005 we announced that key steps have been taken towards the acquisition of the fully diluted 33% minority interest of TTI. The Board of Directors approved the acquisition of substantially all the minority interest, subject to our stockholder’s approval. As part of the transaction, we announced the signing of agreements with investment related affiliates of UMC, collectively TTI’s largest minority shareholders, as well as our Board’s approval of the assumption of outstanding TTI employee stock options and the completion of a series of subsidiary treasury stock transactions.

     If the transaction is approved by our stockholders, we will reacquire approximately 33%, on a fully diluted basis, of TTI which operates substantial all of our assets in the fast growing Digital Television business. We have also determined that if the transaction receives stockholder approval, that will not to proceed with a possible spin-off of this business via an IPO. Originally TTI was organized and capitalized with a planned option to spin the business off as an IPO in either Taiwan or the United States. However our Board has determined that such a plan may no longer be in the best interests of our stockholders, and the Trident is now in a position to acquire the minority interest in a transaction that is expected to be accretive on a pro forma basis. The reconsolidation of our equity interests will simplify our capital structure and, we believe it will be advantageous to Trident’s stockholders.

The total consideration expected to be paid for the acquisition of the TTI shares and options will be cash consideration of approximately $8.4 million, approximately 1,735,000 shares of Trident Common Stock, and the assumption of outstanding TTI options which will be converted to the right to acquire up to approximately 2.9 million Trident shares, substantially all of which should be vested over a period of three years. Approximately $6.0 million of the cash purchases have already been executed and are not subject to stockholder approval. We anticipate that this transaction will eliminate approximately $3.5 million or more in projected minority interest charges in calendar year 2005. This amount represents the anticipated allocation of profit to TTI’s minority shareholders in our consolidated financial statements, if the proposed transaction did not occur. We currently intend to hold our annual meeting, obtain shareholder approval and close the acquisition in March or early April 2005, and our annual stockholder meeting has been delayed due to our preparation of this proposal as part of our annual proxy statement.

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

     We recognize product sales as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers with rights of return or price protection are generally recognized upon shipment to end user customers. Approximately 31% and 29% of revenue in the three and six months ended December 31, 2004 was recognized through distributors.

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

     We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and comply with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of our stock on the date of grant and the amount an employee must pay to acquire the stock. In the case of establishing the fair market value of non-public stock in our majority owned subsidiary TTI, we have relied in part on valuations implied from fairness opinions received in connection with TTI related transactions at different points in time, the prices of occasional 3rd party transactions in TTI stock and interpolations between these data points to estimate fair market value of the non public stock at the date of grant of any options in these securities to employees. The Company has made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions have in part relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflect the relative high volatility of these securities. As these characteristics and factors also constantly change we use an average over a period of time to minimize potential distortion of the measurement at any one point in time. We are currently proposing to our stockholders the conversion of the TTI employee based stock options into Trident stock options as part of our acquiring the minority interest. If the shareholder’s approve in the next 90-120 days then the compensation element will be remeasured at the date of close, and amortization of the remaining deferred compensation will be revised based on the latest market value of TMI or parent company stock at that point in time. TTI subsidiary level stock options have also been factored into the calculations of earnings per share in accordance with SFAS 128.

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

     With respect to mergers and acquisitions, we assess the technological feasibility of in process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses we allocate a portion of the purchase price to in-process R&D. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, we will hire an external appraiser to assist with the assumptions and models used in this type of analysis.

     We assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We assess the carrying value of our long-lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to both goodwill and long lived assets, factors, which could trigger an impairment review, include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.8	45.0	44.7	46.7

Gross margin	55.2	55.0	55.3	53.3
Research and development expenses	36.1	16.4	32.2	18.2
Sales, general and administrative expenses	17.8	22.7	15.9	25.7
In-process research and development expenses	3.8	—	1.8	—

Income (loss) from operations	(2.5)	15.9	5.4	9.4
Gain (loss) on investments, net	(0.5)	(0.5)	1.0	27.3
Interest and other income (expenses), net	0.8	(1.6)	0.7	(1.5)
Minority interests in subsidiaries	(2.1)	(4.2)	(2.9)	(3.0)

Income (loss) before income taxes	(4.3)	9.6	4.2	32.2
(Benefit from) provision for income taxes	(0.7)	0.6	1.6	8.7

Net income (loss)	(3.6)%	9.0%	2.6%	23.5%

     The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three months ended December 31,			Six months ended December 31,
	2004	2003	% change	2004	2003	% change
Revenues	$15,387	$16,227	(5)%	$31,989	$26,059	23%

Cost of revenues	6,888	7,303	(6)%	14,306	12,162	18%

Gross profit	8,499	8,924	(5)%	17,683	13,897	27%

Research and development expenses	5,559	2,666	109%	10,297	4,747	117%

Sales, general and administrative expenses	2,733	3,683	(26)%	5,091	6,707	(24)%

In-process research and development expenses	585	—		585	—

Income (loss) from operations	$(378)	$2,575	(115)%	$1,710	$2,443	(30)%

Revenues

     Revenues for the three months ended December 31, 2004 decreased 5% to $15.4 million from the $16.2 million reported in the three months ended December 31, 2003. Revenues for the six months ended December 31, 2004 increased 23% to $32.0 million from the $26.1 million reported in the six months ended December 31, 2003. The increase in sales of digitally processed television products in the six months ended December 31, 2004 was primarily attributed to continued success of our Super Video Processor (SVP) and Motion Video (MV) products in the digital and liquid crystal display television markets. The volume of Digital media units increased by more than 6.3% in the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 8.8% for the same time period. In the face of what are seasonally slow March and June quarters for consumer electronics, we are ramping our new SVP-EX, in many new models with LCD-TV manufacturers which leads us to anticipate sequential growth in each quarter throughout calendar 2005.

     Sales to customers in Asia, primarily China and Japan accounted for 58%, and 24%, respectively, of our revenues in the three months ended December 31, 2004. Sales to Asian customers, primarily in China and Taiwan accounted for 80%, and 15%, respectively, of our revenues in the three months ended December 31, 2003. Sales to customers in Asia, primarily China and Japan accounted for 57% and 25%, respectively, of our revenues in the six months ended December 31, 2004. Sales to Asian customers, primarily in China and Taiwan accounted for 79% and 16%, respectively, of our revenues in the six months ended December 31, 2003. We expect Asian customers will continue to account for a significant portion of our revenues.

     In the three months ended December 31, 2004, sales to six customers, Skyworth (a television manufacturer located in China),, TCL Electronics (television manufacturers located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), Innotech (a distributor for Toshiba) and Hongdin (a distributor for television manufacturers located in China) accounted for 18%, 13%, 12%, 12%, 12% and 11% of revenues, respectively. In the three months ended December 31, 2003, revenues from four customers, Skyworth, Samsung, Konka and Sampo accounted for 24%, 21%, 15%, and 11% of total revenues, respectively. Skyworth, Konka and Sampo are television original equipment manufacturers located in China. In the six months ended December 31, 2004, sales to four customers, Skyworth, Midoriya, Hisense, and Innotech accounted for 22%, 14%, 13% and 11% of revenues, respectively. In the six months ended December 31, 2003, sales to three customers, Konka, Skyworth, and Samsung accounted for 23%, 22%, and 15% of revenues, respectively. Approximately 31% of our sales in the three months ending December 31, 2004 were from distributors.

Gross Profit

     Gross profit decreased to $8.5 million for the three months ended December 31, 2004 from $8.9 million for the three months ended December 31, 2003. The gross profit decrease for the three months ended December 31, 2004 was due primarily to a decrease in revenues in the second quarter for DPTV products. Gross profit increased to $17.7 million for the six months ended December 31, 2004 from $13.9 million for the six months ended December 31, 2003. The increase was due to increased revenues of DPTV products which have higher margins. The gross margin as a percentage of revenues for the three months ended December 31, 2004 and 2003 remained essentially flat at 55%. The gross margin as a percentage of revenues for the six months ended December 31, 2004 increased to 55% of revenues from 53% for the six months ended December 31, 2003. The slight increase in gross margin as a percentage of revenues was primarily attributable to a higher mix of sales of newer DPTV products which have higher sales margins.

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

Research and Development expenses

     Research and development expenses for the three months ended December 31, 2004 increased to $5.6 million from $2.7 million for the three months ended December 31, 2003. As a percentage of revenues, research and development expenses increased to 36% for the three months ended December 31, 2004, from 16% for the three months ended December 31, 2003. Research and development expenses for the six months ended December 31, 2004 increased to $10.3 million from $4.7 million for the six months ended December 31, 2003. As a percentage of net sales, research and development expenses increased to 32% for the six months ended December 31, 2004, from 18% for the six months ended December 31, 2003. The increase in research and development expenses, both in actual dollars and as a percentage of revenues for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily the result of increased spending on additional personnel of $0.8 million, increased facilities expenditures of $0.5 million and increased tape out related expenditures of $0.9 million. The increase in research and development expenses, both in actual dollars and as a percentage of sales for the six months ended December 31, 2004 compared to the six months ended December 31, 2003, was primarily the result of increased spending on additional personnel (approximately $ 1.4 million), facilities (approximately $0.8 million) and tape out related expenditures (approximately $2.0 million).

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

Sales, General and Administrative expenses

     Sales, general and administrative expenses decreased to $2.7 million in the three months ended December 31, 2004 from $3.7 million in the three months ended December 31, 2003. Sales, general and administrative expenses decreased as a percentage of revenues to 18% in the three months ended December 31, 2004 from 23% in the three months ended December 31, 2003. Sales, general and administrative expenses decreased to $5.1 million in the six months ended December 31, 2004 from $6.7 million in the six months ended December 31, 2003. Sales, general and administrative expenses decreased as a percentage of revenues to 16% in the six months ended December 31, 2004 from 26% in the six months ended December 31, 2003. The decrease in sales, general and administrative expenditures in actual dollars and as a percentage of revenues for the three months ended December 31, 2004 was primarily due to a decrease in legal expenses of $0.2 million and sales expenses of approximately $0.7 million which was due to a decline in sales from the comparative three month period of the prior year. The decrease in sales, general and administrative expenditures in actual dollars and as a percentage of revenues for the six months ended December 31, 2004 is primarily due to a reclassification of technical support to research and development of approximately $0.7 million and a one time reversal of approximately $0.8 million in legal fees accrued for the Neomagic litigation which was finally settled in August 2004. We will continue to monitor and control our sales, general and administrative expenses.

In-process research and development expenses

     During the three months ended December of 2004, the Company reacquired an additional 4% equity interest from several minority stockholders of TTI. Accordingly a preliminary estimate of in-process research and development expenses of $585,000 was expensed as incurred. This expense was based upon an estimate of discounted cash flows and identification of core and in-process technologies being acquired. We plan to finalize our purchase accounting in the coming quarter which may result in revisions of the above preliminary amounts.

Interest and Other Income and Expense, Net

     Net interest and other income of $127,000 for the three months ended December 31, 2004 primarily represents interest income of $126,000. Net interest and other income of $227,000 for the six months ended December 31, 2004 primarily represents interest income of $217,000. The increase in interest income was primarily the result of higher average cash levels invested during the three and six months ended December 31, 2004 compared to the three and six months periods for December 31, 2003.

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

Minority Interests in subsidiaries

     Minority interests in subsidiaries decreased to $327,000 for the three months ended December 31, 2004 from $689,000 recorded in the three months ended December 31, 2003. The decrease in minority interest in the three months ended December 31, 2004 was primarily due to a decrease in TTI’s operating income for the three months ended December 31, 2004, partially offset by an increase in our ownership percentage due to treasury stock repurchases in Taiwan. Minority interests in subsidiaries increased to $916,000 for the six months ended December 31, 2004 from $785,000 recorded in the six months ended December 31, 2003. The increase in minority interest in the six months ended December 31, 2004 was primarily due to an increase in TTI’s operating income and the dilution of interests in TTI. During the quarter ended December 31, 2004, the Company acquired an additional 4% equity interests from several minority stockholders of TTI. We currently own approximately 83% equity interests of our TTI subsidiary, as of December 31, 2004.

     Minority interests represents the share of income relating to minority shareholders of our consolidated subsidiaries. As noted above, we are proposing to acquire substantially all the minority interests in TTI.

Provision for Income Taxes

     A benefit for income taxes of $102,000 in the three months ended December 31, 2004 and a provision for income taxes of $516,000 for the six months ended December 31, 2004 was primarily the result of a change in our effective tax rate as applied to our income before taxes. The rate changes were primarily due to a change in projected pre-tax income as well as a change in projected income allocated to the various quarters. A provision for income taxes of $105,000 was recorded for the three months ended December 31, 2003 and $2,275,000 was recorded in the six months ended December 31, 2003 of which $2,170,000 related to income taxes on investments.

Investment in UMC and Other Investments

     As of December 31, 2004, the Company owned approximately 75.1 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 10 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.

During the quarter ended December 31, 2004, we recognized net gain on investments totaling $331,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)
Venture capital fund mark to market	(70,000)

Total	$331,000

     As of December 31, 2003, the Company owned approximately 76.8 million shares of United Microelectronics Corporation (UMC), which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 10 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment.

During the six months ended December 31, 2003, we recognized net gain on investments totaling $7.1 million as follows:

Gain on sale of graphics division and interests in XGI	$6,627,000
Gain on sale of 7% interest in TTI	1,027,000
Software development company write-off	(177,000)
Optical applications company write-off	(272,000)
System design software company	(104,000)
Communications company	109,000
Venture capital funds mark to market	(90,000)

Total	$7,120,000

Liquidity and Capital Resources

     As of December 31, 2004, our principal sources of liquidity included cash and cash equivalents of $34.6 million, which increased from $32.5 million at June 30, 2004. During the six months ended December 31, 2004, $7.2 million of cash was provided by operations, compared to the six months ended December 31, 2003, during which $4.1 million of cash was provided by operations. Cash provided by operations in the six months ended December 31, 2004 was primarily due to increased operating income and an increase in accounts payable of $3.3 million, offset by an increase in prepaid expenses and other assets of $1.1 million. During the six months ended December 31, 2003, $4.1 million of cash was provided by operations. Cash provided by operations in the six months ended December 31, 2003 was primarily due to operating income, a decrease in accounts receivable and an increase in income taxes payable partially offset by a decrease in accounts payable.

     Prepaid expenses increased $1.1 million during the six months ended December 31, 2004 primarily due to the prepayment of software license fees. Accounts payable increased $3.3 million during the six months ended December 31, 2004 due primarily to increased research and development expenditures.

     During the six months ended December 31, 2004 $6.1million was used in investing activities of which $877,000 was primarily provided by the proceeds from the sale of TTI stock, $690,000 was provided by the exercise of TTI employee stock options and $22,000 of cash provided by the sale of a long-term investment, offset by $1.0 million was used in the purchase of investments, $5.2 million was used in the purchase of our TTI subsidiary’s stock, $1.1 million of cash used primarily in the purchase of engineering software license fees and $272,000 of cash used in the purchase of property plant and equipment. During the six months ended December 31, 2003, $12.4 million of net cash was provided by investing activities which was comprised of the net proceeds of $8.4 million from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, the sale of approximately 6.8% equity interest in our TTI subsidiary of $2.8 million, and $1.5 million from the disposal of short-term investments, partially offset by the purchase of investments of $90,000 and $190,000 of cash used in the purchase of property and equipment.

     During the six months ended December 31, 2004, $952,000 of net cash was provided by financing activities which relates to the exercise of employee stock options in TMI. During the six months ended December 31, 2003, $4.6 million of net cash was provided by financing activities which was the result of the exercising of employee stock options.

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

Contractual Obligations

     As of December 31, 2004, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China and two premises in Taiwan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of December 31, 2004 (in millions):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	4.2	1.2	3.0	–	–

Purchase Obligations	2.3	2.3	–	–	–

Total	6.5	3.5	3.0	–	–

     The acquisition of the minority interest in our TTI subsidiary is estimated to require approximately $8.4 million of cash in total, of which approximately $6.0 million has already been invested through treasury stock repurchases by TTI in December 2004 and January 2005, leaving approximately $2.4 million to be paid in cash during the remaining fiscal year assuming stockholder approval is obtained.

     We believe our current resources are sufficient to meet our needs for at least the next twelve months and for the foreseeable future. However, we regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, so our current capital structure and therefore our outlook on liquidity could change. On a longer-term basis we are focused on managing for positive and growing cash flow from operations. The business is largely engineering focused and as such, does not require long term capital commitments other than for office and lab space. Additional liquidity will be provided from the eventual disposition of the UMC stock which we intend to eventually sell and reinvest into more traditional liquid short term secure fixed income type instruments. We also believe that as long as we continue to grow and prosper that additional funds could also be raised in the future through an equity offering. This is dependent on our future performance as well as the availability of favorable capital markets.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Our Results

While we recognized operating income in the six months ended December 31, 2004, we have incurred operating losses in recent history.

     We recognized income from operations of $1.7 million in the six months ended December 31, 2004. However, we did incur losses for several quarters prior to our reorganization completed in August 2003.

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

     The digitally processed television industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digitally processed television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

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

     On January 11, 2005, we entered into definitive agreements with investment related affiliates of UMC providing for the acquisition from the UMC affiliates of 2,200,000 shares of the common stock of TTI for approximately $2.2 million in cash (at the current exchange rate between the U.S. Dollar and the New Taiwanese Dollar), and 136,000 shares of our Common Stock, in aggregate.

     The completion of these transactions is subject to certain conditions, including the approval of our stockholders. The shares of our stock will be issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, and such shares will be restricted. UMC has agreed to a 120 day lock up period, beginning on the date of completion of these transactions, during which period it will not sell, hedge or otherwise transfer any interest in our shares. After the expiration of the lock up period, UMC may request that the shares be registered for resale on Form S-3, at UMC’s sole expense and other TTI minority shareholders may include Trident shares in such registration.

     We have entered into agreements with additional holders of TTI common stock and intend to assume outstanding TTI stock options. In aggregate, the acquisitions of all the minority interest will require an estimated $8.4 million of cash in total, of which approximately $6.0 million has already been invested through treasury stock repurchases by TTI, $5.2 million in December 2004 and $0.8 million in January 2005. In addition we anticipate issuing approximately 1,735,000 shares of Trident common stock and options to acquire up to 2,930,400 shares of Trident common stocks, substantially all of which would be unvested.

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

     Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. Although we have experienced such errors in the past, significant errors have generally been detected relatively early in a product’s life cycle and therefore the costs associated with such errors have been immaterial. We cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

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

     Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. See Part II, Item 1 (“Legal Proceedings”). In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop sales our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.

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

     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R. This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     It will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 6 of the notes to unaudited condensed consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2004, approximately $34.6 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than twelve months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2004, we had available-for-sale equity investments with a fair market value of $48.5 million all relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the six months ended December 31, 2004, we recognized an impairment loss of approximately $385,000 on our investments in private companies that we concluded was other-than-temporary. As of December 31, 2004, the balance of our long-term equity investments in non-public companies was approximately $3.3 million.

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

  (b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 9, 2005, on its behalf by the undersigned thereunto duly authorized.

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