Form 10-K/A
period 2004-06-30
TRIDENT MICROSYSTEMS INC
filed 2005-02-24
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRIDENT MICROSYSTEMS, INC.
FORM 10-K/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED JUNE 30, 2004
INDEX

		Page
Part III
Item 11.	Executive Compensation	3
Part IV
Item 15.	Exhibits and Financial Statement Schedules	8
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     Trident Microsystems, Inc. (“TMI” or the “Company”) hereby amends Item 11 of Part III of its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2004, to read in its entirety as provided below. The purpose of this amendment is to revise the potential realizable value figures in the table of TTI options granted during the last fiscal year to correct calculation errors.

PART III

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

Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation
						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options (#)
Frank C. Lin	2004	$505,523	$186,821	$319,425	(1)	0 (5)
President and Chief	2003	$505,523	$228,787	$0		80,000
Executive Officer	2002	$505,523	$0	$25,962	(2)	100,000
Jung-Herng Chang	2004	$272,200	$58,789	$55,675	(3)	0 (5)
President, Digital Media	2003	$272,200	$47,399	$0		30,000
Business Unit	2002	$272,200	$0	$2,025	(4)	50,000
Peter Jen Sr. Vice President, Asia	2004	$268,840	$48,224	$68,705	(3)	0 (5)
Operations and Chief	2003	$268,840	$45,853	$0		30,000
Accounting Officer	2002	$268,964	$0	$6,246	(4)	50,000

(1)	Includes $128,320.16 accrued vacation payout. Also includes $191,104.94 overseas housing (rental fee) and hardship allowance.

(2)	Includes $7,290.92 accrued vacation payout for 9-11 donation. Also includes $18,670.95 loan interest reduction due to an amendment of loan agreement, in which interest rate was retroactively changed, effective January 1, 2001, to the monthly Applicable Federal Rates, as published by revenue rulings of the U.S. Internal Revenue Service.

(3)	Accrued vacation payout.

(4)	Reflects accrued vacation payout for 9-11 donation.

(5)	No options to purchase shares of the Company’s stock were granted in fiscal year 2004. However, options to purchase shares of the common stock of the Company’s Taiwanese subsidiary, TTI, were granted in fiscal year 2004. See “TTI STOCK OPTIONS GRANTED DURING LAST FISCAL YEAR”.

TMI Stock Options Granted During Last Fiscal Year

     The following table provides the specified information concerning grants of options to purchase the Company’s Common Stock made during the fiscal year ended June 30, 2004 to the persons named in the Summary Compensation Table and John Edmunds, who joined the Company in the capacity of Chief Financial Officer on June 14, 2004.

TMI Option Grants In Last Fiscal Year

					Potential Realizable Value at
					Assumed Annual Rates of Stock
					Price Appreciation
	Individual Grants				for Option Term(3)
	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise
	Options	Employees	or Base
	Granted	in Fiscal	Price	Expiration
Name	(#)(1)	Year	($/Sh)(2)	Date	5% ($)	10% ($)
Frank C. Lin	0	0%	$0.00	N/A	$0.00	$0.00
Jung-Herng Chang	0	0%	$0.00	N/A	$0.00	$0.00
John Edmunds	150,000	42.9%	$13.77	6/14/14	$1,298,982	$3,291,875
Peter Jen	0	0%	$0.00	N/A	$0.00	$0.00

(1)	The option listed was granted on June 14, 2004 under the 2002 Stock Option Plan (the “Option Plan”) and vests as to one-fourth of the shares subject to the option on each anniversary of the date of grant. The Option Plan permits the grant of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended (the “Code”), and nonstatutory stock options. 29,000 shares underlying the option granted to John Edmunds in the above table were under an incentive stock option and 121,000 shares were under a nonstatutory stock options. Under the Option Plan, the Compensation Committee retains discretion to modify the terms, including the exercise price of outstanding options. See “CHANGE IN CONTROL ARRANGEMENTS.”

(2)	All options were granted with exercise prices at or above the market value of a share of our common stock on the date of grant.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option-holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

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

TTI Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual
					Rates of Stock Price Appreciation for option
	Individual Grants				Term (3)
	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise
	Options	Employees	or Base			Base	Base
	Granted	in Fiscal	Price	Expiration		Appreciation	Appreciation
Name	(#)(1)	Year	($/Sh)(2)	Date	0% ($)	5% ($)	10% ($)
Frank C. Lin	2,720,000	19.2%	$0.30	August 2013	$642,570	$1,551,816	$2,946,776
Jung-Hern Chang	1,900,000	13.4%	$0.30	August 2013	$448,854	$1,083,989	$2,058,410
John Edmunds	130,000	0.9%	$0.30	July 2008	$242,925	$304,974	$376,914
Peter Jen	130,000	0.9%	$0.30	August 2013	$30,711	$74,166	$140,839

(1)	The share numbers represent shares of the common stock of TTI. As of June 30, 2004, there were outstanding 65.0 million shares of TTI common stock, and options to purchase a further 14.2 million shares of TTI common stock, none of which were exercisable as of that date. See “TRIDENT TECHNOLOGIES, INC. (TTI)” in Item 1 of Part I, as amended, above. Each option grant listed was granted under the TTI 2003 stock option plan (the “TTI Plan”) and vests 35% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant.

(2)	All TTI options were granted at an exercise price of NT$ 10, or approximately $0.30 based upon an exchange rate of NT$ 33.864 per $1 on October 15, 2004. As is the practice in Taiwan, the exercise price of these options is initially fixed at the inception of the plan for a given pool of options, and then options are granted at that price until the pool is depleted. The initial fixed exercise price of NT$ 10 for TTI’s initial 16.2 million share pool was customary for an emerging company in Taiwan, and is equivalent to the par value of the stock. As stock options are granted, this fixed exercise price may be well below the fair market value of the stock at the time of grant. Consistent with generally accepted accounting principles, the Company measures the intrinsic value of these stock options and records deferred compensation at the time of grant to be amortized to expense over the vesting period of the option. See Note 8, Stock Options in TTI in the Notes to Consolidated Financial Statements filed as part of the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 13, 2004. However, given the fact that TTI is not a widely traded public company, in Taiwan or elsewhere, the fair market value of TTI common stock is difficult to ascertain precisely as of any given date.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the further development of a liquid market for TTI common stock or other transactions involving TTI common stock, the future performance of the TTI common stock, overall market conditions and the option-holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. The 0% column represents the difference between the exercise price and fair value on the date of grant.

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

Aggregate TMI Option Exercises in Last Fiscal Year And Fiscal Year-End Values
			Number of Securities Underlying
			Unexercised Options at FY-		Value of Unexercised In-the-Money
			End(1)		Options at FY-End(2)
	Shares
	Acquired
	On
	Exercise	Value
Name	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank Lin	0	$0	1,027,500	60,000	$6,416,361	$415,002
Jung-Herng Chang	125,000	$1,721,515	437,500	22,500	$2,676,178	$155,626
John Edmunds	0	$0	0	150,000	$0	$0
Peter Jen	97,500	$1,220,242	412,500	22,500	$2,552,554	$155,626

(1)	The options of Frank Lin, Jung-Herng Chang and Peter Jen were granted under the 1992 Stock Option Plan and the options of John Edmunds were granted under the 2002 Stock Option Plan.

(2)	The value of the unexercised in-the-money options is based on the closing price of the Company’s Common Stock on June 30, 2004 ($11.37 per share), as reported by the Nasdaq National Market, and is net of the exercise price of such options.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company’s Board of Directors was composed of two independent, non-employee directors of the Company, John Luke and Yasushi Chikagami during the first nine months of fiscal 2004. On April 21, 2004, Glen Antle, an independent, non-employee director of the Company, was appointed to the Compensation Committee, joining Messrs Luke and Chikagami. No member of the Compensation Committee is a former employee of the Company, and no member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

TRIDENT MICROSYSTEMS, INC.
Dated: February 24, 2005	/s/ John S. Edmunds
John S. Edmunds
Chief Financial Officer

Index to Exhibits

Exhibit	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

*	Filed herewith.