Form 10-Q
period 2005-03-31
TRIDENT MICROSYSTEMS INC
filed 2005-05-10
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

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

Yes ☑                             No ☐

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at March 31, 2005 was 25,307,113.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$32,971	$32,488
Short-term investment - UMC	45,454	51,843
Accounts receivable, net	3,959	2,436
Inventories	2,838	2,737
Prepaid expenses and other current assets	2,401	1,087

Total current assets	87,623	90,591

Property and equipment, net	1,990	2,372
Long-term investments - other	3,200	2,720
Other assets	1,562	573
Intangible assets	26,029	—

Total assets	$120,404	$96,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,583	$3,180
Accrued expenses and other liabilities	8,950	8,287
Deferred income taxes	—	2,694
Income taxes payable	5,187	4,260

Total current liabilities	19,720	18,421
Minority interests in subsidiaries	58	4,023

Total liabilities	19,778	22,444

Stockholders’ equity:
Common stock and additional paid-in capital	123,444	48,453
Deferred stock-based compensation	(43,099)	(2,687)
Retained earnings	20,480	24,159
Accumulated other comprehensive income (loss)	(199)	3,887

Total stockholders’ equity	100,626	73,812

Total liabilities and stockholders’ equity	$120,404	$96,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$16,136	$13,846	$48,125	$39,905

Cost of revenues	7,170	6,014	21,476	18,176

Gross profit	8,966	7,832	26,649	21,729

Research and development expenses	5,481	3,129	15,778	7,876

Sales, general and administrative expenses	2,940	3,522	8,031	10,229

In-process research and development expenses	4,586	—	5,171	—

Income (loss) from operations	(4,041)	1,181	(2,331)	3,624

Gain on investments, net	—	1,941	331	9,061

Interest and other income (expenses), net	209	137	436	(255)

Minority interests in subsidiaries	(263)	(539)	(1,179)	(1,324)

Income (loss) before income taxes	(4,095)	2,720	(2,743)	11,106

Provision for income taxes	420	231	936	2,506

Net income (loss)	$(4,515)	$2,489	$(3,679)	$8,600

Basic net income (loss) per share	$(0.19)	$0.11	$(0.16)	$0.39

Shares used in computing basic per share amounts	23,340	22,715	23,095	22,183

Diluted net income (loss) per share	$(0.19)	$0.10	$(0.16)	$0.35

Shares used in computing diluted per share amounts	23,340	25,275	23,095	24,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,679)	$8,600
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	814	822
Provision for doubtful accounts and sales returns	—	(309)
Gain on investments, net	(331)	(9,061)
Deferred compensation expense	1,757	393
In-process research and development	5,171	—
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	(1,523)	1,526
Inventories	265	(1,073)
Prepaid expenses and other current assets	(1,314)	(506)
Accounts payable	2,118	(3,516)
Accrued expenses and other liabilities	413	261
Income taxes payable	824	2,482
Minority interests in subsidiaries	1,179	1,715

Net cash provided by operating activities	5,694	1,334

Cash flows from investing activities:
Proceeds from disposal of graphics division, investments and minority interests in subsidiaries, net of transaction costs	877	11,177
Proceeds from exercise of options in TTI	690	—
Proceeds from sale of other long-term investments	22	6,913
Purchases of investments	(1,012)	(90)
Purchase of minority interests in subsidiaries	(6,043)	—
Other assets	(989)	(75)
Purchase of property and equipment	(432)	(315)

Net cash (used in) provided by investing activities	(6,887)	17,610

Cash flows from financing activities:
Issuance of common stock	1,676	5,150

Net cash provided by financing activities	1,676	5,150

Net increase in cash and cash equivalents	483	24,094
Cash and cash equivalents at beginning of period	32,488	5,085

Cash and cash equivalents at end of period	$32,971	$29,179

Non-cash transactions:
Common stock issued in exchange of subsidiaries’ common stock	$31,146	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. The Company

     Trident Microsystems, Inc. and its subsidiaries (collectively the “Company”) designs, develops and markets digital media for the masses in the form of integrated circuits (IC) for CRT TVs, CLD TVs, PDP TVs and HDTVs. Trident’s products are sold to a network of, original design manufacturers, OEM’s and system integrators. Our digital media operations are primarily conducted through our majority-owned subsidiary, Trident Technologies, Inc. (“TTI”).

Note 2. Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts; actual results could differ materially from those estimates.

     In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those interim periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends June 30, 2005.

Note 3. Inventories

     Inventories consisted of the following (in thousands) at the following dates:

	March 31, 2005	June 30, 2004
Work in process	$1,006	$1,113
Finished goods	1,832	1,624

	$2,838	$2,737

Note 4. Net income (loss) per share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by 1) adjusting the net income (loss) by any additional potential minority interests which would result from additional dilution from subsidiary stock option exercises and

2) dividing the adjusted net income by the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net income (loss) per share excludes the additional potential minority interests and potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss)	$(4,515)	$2,489	$(3,679)	$8,600

Shares used in computing basic per share amounts	23,340	22,715	23,095	22,183
Dilutive common stock equivalents	—	2,560	—	2,740

Shares used in computing diluted per share amounts	23,340	25,275	23,095	24,923

Basic net income (loss) per share	$(0.19)	$0.11	$(0.16)	$0.39

Diluted net income (loss) per share	$(0.19)	$0.10	$(0.16)	$0.35

Common stock equivalents not included in the calculation because they are antidilutive	2,368	23	2,359	47

Note 5. Stock-based compensation

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

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income and net income per share would have been changed to the pro forma amounts below for the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$(4,515)	$2,489	$(3,679)	$8,600
Stock-based compensation included in reported net income (loss)	820	147	1,757	393
Less: Stock-based compensation expense determined under fair value based method	(1,247)	(628)	(2,871)	(1,704)

Pro forma net income (loss)	$(4,942)	$2,008	$(4,793)	$7,289

As reported:
Basic net income (loss) per share	$(0.19)	$0.11	$(0.16)	$0.39

Diluted net income (loss) per share	$(0.19)	$0.10	$(0.16)	$0.35

Pro forma:
Basic net income (loss) per share	$(0.21)	$0.09	$(0.21)	$0.33

Diluted net income (loss) per share	$(0.21)	$0.08	$(0.21)	$0.29

     The fair value of Trident Microsystems options issued pursuant to our employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123, with the following weighted average assumptions: dividend yield equal to 0.00, volatility of 0.526, average risk-free interest rate of 4.17%, and expected life of 5 years. Since subsidiary level options from Trident Technologies have been associated with a less liquid private equity security from August 2003 through March 31, 2005 we have included the intrinsic value at the various individual grant dates as an approximation of the fair value of these options as part of the Stock based compensation shown above. The Trident Technologies options were assumed and exchanged for Trident Microsystems options on March 31, 2005 and consequently the intrinsic value as of March 31, 2005 was remeasured as of that date. See Note 8 for further discussion of the impact of this remeasurement and the future impact of FAS 123 on the newly exchanged options.

Note 6. Investment in UMC

     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC, and has subsequently received approximately 35.8 million additional shares as a result of stock dividends. The last time the Company sold shares was in the year ended June 30, 2004 when the Company sold 7.2 million shares for cash of $7.4 million, resulting in a gain of $2.7 million. During the quarter ended March 31, 2004 the Company sold 5.3 million shares of its investment in UMC for a net proceeds of $5.4 million resulting in a gain of $1.9 million. As of March 31, 2005, the Company owned approximately 75.1 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of March 31, 2005, the UMC shares are treated as available-for-sale securities and are classified as short-term investments.

     Due to a an approximate 12% decrease (stock dividend adjusted) in UMC’s stock price from July 1, 2004 to March 31, 2005, a decrease in accumulated other comprehensive income of $4.1 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $4.1 million is equal to a $6.8 million decrease in the market value of the Company’s short-term investment in UMC from July 1, 2004 to March 31, 2005, less deferred income taxes of $2.7 million relating to the unrealized gain.

Note 7. Gain (loss) on investments, net

     During the nine months ended March 31, 2005, the Company recognized a net gain on investments totaling $331,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)
Venture capital fund mark to market	(70,000)

Total	$331,000

     During the quarter ended September 30, 2004 the Company sold 330,000 shares of its subsidiary Trident Technology, Inc. (TTI) for cash of $877,000 resulting in a gain of $694,000. Due to a subsequent change in capital financing strategy, the Company reacquired these shares in March of 2005. (see Note 9)

     In March 2000, the Company invested $550,000 in a private company engaged in broadband server technology. In the quarter ended June 30, 2002, the Company determined that the product outlook and future cash position for this company was unfavorable. Therefore, the Company assessed the estimated fair value of the investment held and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $275,000 of the investment was written off against earnings in accordance with APB No. 18. In the quarter ended September 30, 2004, the Company determined that the product outlook and future cash position for this company had deteriorated further, and the remaining $275,000 investment was written off against earnings in accordance with APB No. 18.

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

     From December 1999 to November 2001, the Company invested a total of $3.4 million in several venture capital funds. In the quarter ended March 31, 2005, losses were recorded by the funds. Accordingly, the Company recorded an other-than-temporary impairment of $70,000 based on the latest financial statements of the funds.

     During the nine months ended March 31, 2004, the Company recognized a net gain on investments totaling $9.1 million as follows:

(in thousands)
Gain on sale of UMC stock (Note 6)	$1,941
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,027
Software development company write-off	(177)
Optical applications company write-off	(272)
System design software company	(104)
Communications company	109
Venture capital funds mark to market	(90)

Total	$9,061

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

     The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the third quarter of 2003. Because XGI was a new company that was merging two businesses with an uncertain future and its equity securities are not traded on a quoted exchange, the Company recognized a gain on the above transactions based only on the actual cash received and retained by the Company and no value was attributed to the Company’s remaining 20% equity interest in XGI on the Company’s balance sheet in the quarter of divestiture which was also the same quarter in which portions of the Company’s equity interest were sold for cash. The Company’s approach to valuing its remaining equity interest was based on the Company’s judgment as to the level of impairment of the underlying business and lack of any expected realization or return based on the trend of operating losses. Further, the Company did not have any additional funding commitments or intentions to provide additional funding or investment to XGI implying potential future dilution if additional financing were required. As of March 31, 2005 the Company’s remaining equity interest in XGI is 12%.

     During the quarter ended September 30, 2003, the Company sold approximately 6.8% of its holding in TTI to a venture fund and its affiliates for cash of approximately $2.8 million which resulted in a gain of approximately $1.0 million. The venture fund is an affiliate of UMC, a key business partner of the Company, and formerly the largest independent shareholder of TTI.

Note 8. Purchase of minority interest in subsidiaries

     In the nine months ended March 31, 2005, in a series of steps the Company acquired approximately 20% of the equity interests in TTI from minority shareholders of TTI for approximately $6.0 million in cash and the issuance of approximately 1.9 million Trident Microsystems, Inc. shares. The average value of the share consideration $16.78 per share was based upon the average of the closing market prices of the Company’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition step. The acquisition transactions were completed as of March 31, 2005.

     These transactions were accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The total purchase price was allocated to net tangible assets acquired, in-process research and development and the tangible and identifiable intangible assets assumed on the basis of their fair values on the date of acquisition. The following tables summarize the components of the estimated total purchase price and the allocation (in thousands,):

Fair value of Trident Microsystems, Inc. common stock	$31,146
Cash	6,043
Transaction costs	500

Total purchase price	$37,689

Purchase price allocation:
Net tangible assets acquired	$6,123
In-process research and development	5,171
Inventory write-up	366
Customer relationship	2,138
Core and developed technology	23,891

Total purchase price	$37,689

As of March 31, 2005, the Company holds 99.8% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV” ™) and High Definition Television (HDTV ™), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV™ and HDTV™ products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV™ and HDTV™ products technology are under development and require additional software and hardware development. We determined the value of IPR&D using a valuation analysis from an independent appraiser and by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 23%. In calculating the value of the IPR&D, the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology.

All of our acquired identifiable intangible assets, including the core and developed technology acquired including DPTV and HDTV product technologies and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. No intangible assets amortization was recorded as of March 31, 2005. Amortization in any period will depend upon factors that have not been fully determined, however, the estimated amortization expense in the next 5 years and thereafter is as follows:

For the year ending:
(in thousands)
June 30, 2005	$1,204
June 30, 2006	5,470
June 30, 2007	6,398
June 30, 2008	5,650
June 30, 2009	3,627
Thereafter	3,680

Total	$26,029

The options held by TTI option holders were assumed as a part of the acquisition, and as a result, non-qualified options to purchase approximately 2.8 million Company common shares were issued at an exercise price of $ 1.57 per share , and with the same term and vesting provisions as the TTI options (a total term of ten years from the date of the original grant by TTI). The incremental intrinsic value of the unvested options, totaling approximately $31.7 million, has been recorded as additional deferred stock compensation and brought the total deferred compensation balance to $ 43.1 million all stemming from what were all originally TTI option grants. These will be amortized over the remaining vesting period on a straight-line basis. No amortization was recorded as of March 31, 2005. Amortization in any period will depend upon factors that have not been fully determined, however, on a preliminary basis, the estimated amortization expense in the next 3 years and thereafter is as follows:

For the year ending:
June 30, 2005	$7,707
June 30, 2006	16,205
June 30, 2007	12,977
June 30, 2008	6,210

Total	$43,099

The fair value of the 2.8 million Trident Microsystems options issued pursuant to the exchange with the TTI option holders described above was calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123, with the following weighted average assumptions: dividend yield equal to 0.00%, volatility of 0.526, average risk-free interest rate of 4.17%, and expected life of 5 years. This was determined to be approximately $805,000 or 1.9% higher than the accumulated intrinsic value measurement at March 31, 2005.

The following table represents unaudited pro forma financial information for the three and nine months ended March 31, 2005 and 2004 had the Company completed the acquisition of minority interests as of July 1, 2003. The pro forma results include the effects of the amortization of identifiable intangible assets and deferred stock-based compensation. The pro forma results exclude the in-process research and development charges of $ 4.6 million and $5.2 million for the three and nine months ended March 31, 2005, respectively. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	For the Three Months Ended:		For the Nine Months Ended:
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
(In thousands except per share amounts, unaudited)
Revenue	$16,136	$13,846	$48,125	$39,905

Pro forma net loss	$(3,589)	$(823)	$(9,131)	$(8,466)

Pro forma net loss per share basic and fully diluted	$(0.14)	$(0.03)	$(0.37)	$(0.35)

Shares used in calculating basic and fully diluted amounts	25,196	24,571	24,951	24,039

Note 9. Comprehensive Loss

     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of March 31, 2005 and June 30, 2004 related to unrealized loss and unrealized gain, net of tax, on the Company’s investment in UMC.

Note 10. Segment information and concentration of credit risk.

The Company operates in only one reportable segment: digital media.
The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Nine months ended March 31,
2005	$524	$3,994	$13,948	$23,523	$5,477	$659	$48,125

2004	$181	$5,872	$1,130	$25,843	$6,411	$468	$39,905

Long-lived assets:
As of March 31, 2005	$223	$271	$—	$1,496	$—	$—	$1,990

As of June 30, 2004	$285	$419	$—	$1,668	$—	$—	$2,372

Revenues are attributed to countries based on delivery locations of the Company’s product to the customer. Long-lived assets comprise property and equipment.

Five customers accounted for 41%, 13%, 12%, 12% and 10% of accounts receivables as of March 31, 2005. Two customers accounted for 55% and 14% of accounts receivables as of March 31, 2004. Our top four customers accounted for 61% and 56% of our total revenue for the three months ended March 31, 2005 and nine months March 31, 2005, respectively.

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

     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R. This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. On April 14, 2005 the SEC approved a new rule such that this Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will be required to adopt this new statement in the fiscal year ending June 30, 2006 and is currently evaluating the effect of adopting SFAS No. 123R on its results of operations.

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

     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

Overview of Business

     We design, develop and market integrated circuits for digital media applications, such as High Definition Television (HDTV) and flat panel digital televisions. Our system-on-chip semiconductors provide the pivotal engine for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics utilize our technology to enhance image quality and ease of use of their products, including original design manufacturers who sell under their own brand names, and large OEMs who design and or manufacture for others. Our goal is to provide to our customers the best image quality enhanced digital media integrated circuits at competitive prices .

     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top four customers accounted for 60% and 56% of our total revenue for the three months ended March 31, 2005 and nine months ended March 31, 2005, respectively. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.

     Many of our customers sell their end products consisting of digitally enhanced televisions, in Asian, U.S. and European markets so the health of these economies and consumer spending trends are indirectly important to our business. These consumer markets are generally seasonal. For instance, signs of credit tightening in China, or inflation in the US may impact our customers’ sales and therefore indirectly affect our business. The bases for our comment are anecdotal and cannot be easily quantified however these are factors we continue to monitor. These risks to our customers’ business also create risks for us; in particular we attempt to minimize our exposure to credit risk created by this pressure on our customers by generally requiring cash payment terms in certain geographic markets like China and Taiwan. In addition, we also maintain inventories as close to a “just-in-time” level as possible unless because of capacity constraints or a perceived near term upside in market demand we consciously choose to build inventory. In general we also try to maximize our payment terms with suppliers.

     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as a headquarters office for our 99.8% owned subsidiary, Trident Technology, Inc. (TTI), which operates in Taipei, Taiwan, and Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), which operates in Shanghai, China. In general our executives are focused on revenue growth and developing new ICs that garner as many high volume future design wins with customers as possible to continue to fuel that revenue growth. We believe we are operating in what could be a high growth market over the next 5 years and that success in this market will be determined by the ability of a company to seize a “first mover” advantage early in the market’s growth cycle and to continuously deliver new, innovative products that will hold and grow market share. We also focus on trends in average selling price erosion as well as gross margin, operating income and cash flow from operations. However, this market is also characterized by continual erosion in average selling prices and downward pressure on gross margin, both of which can adversely impact operating income and cash flow from operations. Accordingly, these are relative trends that we continue to focus on while working to lower product costs and develop new products with greater dollar value content per part, as well as developing pricing strategies that enable us to expand our market share.

     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries.

Recent Developments

     At the annual meeting of stockholders held on March 24, 2005, the shareholders of the Company approved the acquisition of the minority interest of Trident’s Digital Television subsidiary — Trident Technologies Inc (“TTI”), with 72% of all outstanding shares voting in favor of the proposal, less than 1% voting against and 23% either abstaining or not voting. We completed the transaction on March 31, 2005 by issuing approximately 1.9 million Trident Microsystems shares of common stock and assuming outstanding options to purchase TTI shares which became exercisable for approximately 2.8 million shares of Trident Microsystems common stock. In addition, we used approximately $6 million in cash to fund TTI’s treasury stock purchases, approximately $5.2 million in December 2004, with the balance invested in January 2005. On a GAAP basis, our results in future quarters will be affected by amortization of expenses discussed in Note 8 of the notes to our condensed consolidated financial statements, which will increase product costs and all categories of operating expenses with non-cash amortization of acquired technologies, customer relationships and deferred compensation.

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

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are generally deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 45% and 35% of revenues in the three and nine months ended March 31, 2005 were recognized upon sales through distributors. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

     We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and comply with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of our stock on the date of grant and the amount an employee must pay to acquire the stock. In the case of establishing the fair market value of non-public stock in our majority owned subsidiary TTI, we have relied in part on valuations implied from fairness opinions received in connection with TTI related transactions on Investment Banking valuations at different points in time, the prices of occasional 3rd party transactions in TTI stock and interpolations between these data points to estimate fair market value of the non public stock at the date of grant of any options in these securities to employees. The Company has made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions and third party valuations have in part relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflect the relative high volatility of these securities. In general management believes there is also a high correlation between the value of TTI common stock and the US market based characteristics such as volatility of the TMI or parent company stock. This correlation has also been factored into the valuation of TTI stock for the purposes of measuring compensation expense. As these characteristics and factors can vary over time, we use an average over a period of time to minimize potential distortion of the measurement at any one point in time. As of March 31, 2005, our board of directors approved the exchange of TTI options for TMI options on a ratio of 5:1 respectively as approved by the shareholders at the annual meeting held March 24, 2005.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We provide for the estimated cost of product warranties at the time revenue is recognized based on historical trends. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     We currently evaluate our long-lived assets, including property and equipment, intangibles and other long-lived assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. Factors considered important that could result in an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in our stock price for a sustained period of time.

     We hold minority interests in companies having operations or technology in areas generally within our strategic focus, three of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time. We assess the technological feasibility of in-process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses we allocate a portion of the purchase price to in-process R&D, which is immediately expensed in the period the acquisition is completed. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, we will hire an external appraiser to assist with the assumptions and models used in this type of analysis.

     We assess the carrying value of our long-lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to long lived assets, factors, which could trigger an impairment review, include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

Results of Operations

     The following table sets forth the results of operations expressed as percentages of revenues for the three and nine months ended March 31, 2005 and 2004:

     The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.4	43.4	44.6	45.5

Gross margin	55.6	56.6	55.4	54.5
Research and development expenses	34.0	22.6	32.8	19.7
Sales, general and administrative expenses	18.2	25.4	16.7	25.6
In-process research and development expenses	28.4	—	10.7	—

Income (loss) from operations	(25.0)	8.6	(4.8)	9.2
Gain on investments, net	—	14.0	0.7	22.7
Interest and other income (expenses), net	1.3	1.0	0.9	(0.6)
Minority interests in subsidiaries	(1.7)	(3.9)	(2.5)	(3.4)

Income (loss) before income taxes	(25.4)	19.7	(5.7)	27.9
Provision for income taxes	2.6	1.7	1.9	6.3

Net income (loss)	(28.0)%	18.0%	(7.6)%	21.6%

	Three months ended March 31,			Nine months ended March 31,
	2005	2004	% change	2005	2004	% change
Revenues	$16,136	$13,846	17%	$48,125	$39,905	21%

Cost of revenues	7,170	6,014	19%	21,476	18,176	18%

Gross profit	8,966	7,832	14%	26,649	21,729	23%

Research and development expenses	5,481	3,129	75%	15,778	7,876	100%

Sales, general and administrative expenses	2,940	3,522	(17)%	8,031	10,229	(21)%

In-process research and development expenses	4,586	—	100%	5,171	—	100%

Income (loss) from operations	$(4,041)	$1,181	(442)%	$(2,331)	$3,624	(164)%

Revenues

     Revenues for the three months ended March 31, 2005 increased 17% to $16.1 million from $13.8 million for the three months ended March 31, 2004. Revenue from Digital CRT – television primarily in China — was $ 5.5 million in the three months ended 2005 versus $7.4 million in 2004, and revenue from flat panel televisions was $10.4 million in 2005 versus $4.8 million in 2004. The increase in revenues from flat panel televisions was primarily attributed to a broader deployment and ramp in production of our Super Video Processor (SVP) EX product in two of our large existing OEM customers. The weaker sales in the Digital CRT market were primarily due to a change in mix of sales of product away from a more expensive 3D product toward higher volumes of a less expensive 2D product. To a lesser degree, revenues in the three months ended March 31, 2005 were also adversely affected by an inventory build up at customers as a result of sluggish Chinese New Year sales. In addition, some customers are also in the midst of transitioning sales away from earlier generations of our product and consuming inventories of newer generations of similar product. We believe that digital CRT revenues will grow again on a year over year basis in the second half of this calendar year.

     Revenues for the nine months ended March 31, 2005 increased 21% to $48.1 million from the $39.9 million reported in the nine months ended March 31, 2004. Revenue from sales of Digital CRT increased to $23.6 million from $23.3 million for the nine month period ended March 31, 2005 compared to the nine month period ended March 31, 2004. In Flat Panel televisions, revenue increased to $ 23.1 million for the nine months ended March 31, 2005, as compared to $ 12.2 million reported for the same period in 2004. The increase in revenues from digitally processed television products in the nine months ended March 31, 2005 over the prior period was primarily attributed to continued success of our Super Video Processor (SVP) products in the LCD television markets.

     The volume of digital media chip units sold by us increased by more than 27% in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 8% over the same time period. In the face of what is typically a seasonally slower first half of the calendar year for consumer electronics, we are ramping our new SVP-EX, in many new models with LCD-TV manufacturers which leads us to anticipate sequential growth in the June quarter as well as during the typically seasonally stronger second half of the calendar year.

     Sales to customers in Asia, primarily Japan, China and Korea, accounted for 36%, 34%, and 22%, respectively, of our revenues in the three months ended March 31, 2005. Revenues from Asian customers, primarily in China and Taiwan accounted for 73%, and 13%, respectively, of our total revenues in the three months ended March 31, 2004. Sales to customers in Asia, primarily China, Japan and Korea, accounted for 49%, 29% and 11%, respectively, of our revenues in the nine months ended March 31, 2005. Revenues from Asian customers, primarily in China and Taiwan accounted for 77% and 15%, respectively, of our total revenues in the nine months ended March 31, 2004. We expect customers located in Asia will continue to account for a significant portion of our revenues in future periods.

     In the three months ended March 31, 2005, sales to three customers, Midoriya (a distributor for Sony), Samsung and TCL Electronics (a television manufacturer located in China), accounted for 29%, 12%, and 11% of revenues, respectively. In the three months ended March 31, 2004, revenues from four customers, Skyworth, Samsung, Konka and Chang Hong, accounted for 19%, 19%, 16%, and 11% of total revenues, respectively. Skyworth, Konka and Chang Hong are television original equipment manufacturers located in China. In the nine months ended March 31, 2005, sales to four customers, Midoriya, Skyworth, Innotech and TCL Electronics accounted for 19%, 17%, 10% and 10% of revenues, respectively. In the nine months ended March 31, 2004, sales to three customers, Skyworth, Samsung and Konka accounted for 22%, 19% and 17% of revenues, respectively. Approximately 45% and 35% of our sales in the three and nine months ended March 31, 2005 were to distributors, respectively. Distributors are used primarily as a conduit to large OEM’s in order to obtain better credit terms and importation as well as to render local support. Revenues are generally recognized on a sell through basis.

Gross Profit

     Gross profit increased to $9.0 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004. Gross profit increased to $26.7 million for the nine months ended March 31, 2005 from $21.7 million for the nine months ended March 31, 2004. The gross profit increase for the three and nine months ended March 31, 2005 was due primarily to an increase in volume of DPTV product sales primarily due to broader deployment in large accounts of our new products, including the SVP-EX in large accounts. Gross margin as a percentage of revenues for the three months ended March 31, 2005 and 2004 remained essentially flat at 56% versus 57%, respectively. The gross margin as a percentage of revenues for the nine months ended March 31, 2005 was essentially unchanged at 55% of revenues from 54% for the nine months ended March 31, 2004. The slight increase in gross margin as a percentage of revenues was primarily attributable to yield improvements and lower costs achieved at the foundry.

     We believe that the prices of high-technology products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of newer higher-performance products which may have additional functionality and which are planned to have higher margins. Our strategy is to maintain and improve gross margins by (1) developing new and more advanced products that have higher margins, (2) reducing manufacturing costs by improving production yield and (3) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.

Research and Development expenses

     Research and development expenses for the three months ended March 31, 2005 increased to $5.5 million from $3.1 million for the three months ended March 31, 2004. As a percentage of revenues, research and development expenses increased to 34% for the three months ended March 31, 2005, from 23% for the three months ended March 31, 2004. Research and development expenses for the nine months ended March 31, 2005 increased to $15.8 million from $7.9 million for the nine months ended March 31, 2004. As a percentage of net sales, research and development expenses increased to 33% for the nine months ended March 31, 2005, from 20% for the nine months ended March 31, 2004. The increase in research and development expenses, both in actual dollars and as a percentage of revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was primarily the result of additional personnel of $1.3 million, a reclassification of $0.6 million from sales support and marketing expense, and facilities expenditures of $0.3 million. The increase in research and development expenses, both in actual dollars and as a percentage of revenues for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004, was primarily the result of additional personnel (approximately $2.7 million), reclassification of sales and marketing personnel expenses of $ 1.4 million, facilities (approximately $1.1 million), and tape out related expenditures (approximately $2.7 million).

     We are currently planning to continue developing the next generation DPTV™ products as well as other advanced products for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe, which could cause our research and development expense to continue to increase. However, there can be no assurance that these products will be quickly or widely accepted by consumers in the market place, or that the new products will be developed and shipped in a timely manner.

Sales, General and Administrative expenses

     Sales, general and administrative expenses decreased to $2.9 million in the three months ended March 31, 2005 from $3.5 million in the three months ended March 31, 2004. Sales, general and administrative expenses decreased as a percentage of revenues to 18% in the three months ended March 31, 2005 from 25% in the three months ended March 31, 2004. Sales, general and administrative expenses decreased to $8.0 million in the nine months ended March 31, 2005 from $10.2 million in the nine months ended March 31, 2004. Sales, general and administrative expenses decreased as a percentage of revenues to 17% in the nine months ended March 31, 2005 from 26% in the nine months ended March 31, 2004. The decrease in sales, general and administrative expenditures in actual dollars and as a percentage of revenues for the three months ended March 31, 2005 was primarily due to a reclassification of technical support to research and development of approximately $0.6 million. The decrease in sales, general and administrative expenditures in actual dollars and as a percentage of revenues for the nine months ended March 31, 2005 was primarily due to a reclassification of technical support to research and development of approximately $1.4 million and a one time reversal of approximately $0.8 million in legal fees accrued for Neomagic’s claims against us, which were finally settled in August 2004.

In-process research and development expenses

     In connection with our acquisition of the minority interest in the equity interests in TTI, we allocated approximately $5.2 million of the purchase price to in-process research and development which had not yet reached technological feasibility and had no alternative future use. The amounts allocated to the acquired IPR&D were immediately expensed in the period that the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The calculation of the amount allocated to acquired IPR&D was determined using management’s estimates after consultation with an independent appraiser and was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.

We expect that the in-process technologies will be successfully completed by the December quarter of calendar 2005 with approximately $11.3 million in remaining costs. At the time of acquisition, Trident had four material development projects in process as follows:

•	LX/PX/CX – next generation DPTV ™ video processing products.

•	TAFE – Trident Analog Front End (companion chip to HiDTV ™ deployment)

•	HiDTV Pro – 2nd generation Integrated Video Processing and HD MPEG 2 Decode .

•	HiDTV™ – 1st Generation Integrated Video Processing and HD MPEG 2 Decode

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 23%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for the incremental core technologies developed are expected to commence in the second quarter of Fiscal 2006 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

As of March 31, 2005, we have not yet incurred any of the estimated $11.3 million in remaining costs to complete the development of the in-process projects. As of March 31, 2005, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

Interest and Other Income and Expense, Net

     Net interest and other income of $209,000 for the three months ended March 31, 2005 primarily represents interest income of $144,000. Net interest and other income of $436,000 for the nine months ended March 31, 2005 primarily represents interest income of $361,000. The increase in interest income was primarily the result of higher average cash levels invested during the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004. Net interest and other income of $137,000 for the three months ended March 31, 2004 represents interest income of $41,000 and other income of $142,000 partially offset by other expenses of $46,000. Net interest and other expense of $255,000 for the nine months ended March 31, 2004 primarily represents interest income of $87,000 and net other expense of $344,000, which mainly related to currency translation losses and investment expenses.

Minority Interests in subsidiaries

     Minority interests in subsidiaries decreased to $263,000 for the three months ended March 31, 2005 from $539,000 for the three months ended March 31, 2004. The decrease in minority interest in the three months ended March 31, 2005 was primarily due to a decrease in TTI’s operating income for the three months ended March 31, 2005, partially offset by an increase in our ownership percentage due to treasury stock repurchases in Taiwan. Minority interests in subsidiaries decreased to $1.2 million for the nine months ended March 31, 2005 from $1.3 million for the nine months ended March 31, 2004. The decrease in minority interest in the nine months ended March 31, 2005 was primarily due to a decrease in TTI’s operating income and the dilution of interests in TTI. During the nine months ended March 31, 2005, we acquired the minority interest in our TTI subsidiary. We own approximately 99.8% of the equity interests of our TTI subsidiary, as of March 31, 2005.

     Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. The minority interests have been acquired and no significant minority interest charge will be incurred in future periods.

Provision for Income Taxes

     A provision for income taxes of $420,000 in the three months ended March 31, 2005 and a provision for income taxes of $936,000 for the nine months ended March 31, 2005 was primarily the result of foreign income taxes related to our Taiwan operations. A provision for income taxes of $231,000 was recorded for the three months ended March 31, 2004 and $2,506,000 was recorded in the nine months ended March 31, 2004 of which $2,170,000 related to income taxes on investments.

Investment in UMC and Other Investments

     As of March 31, 2005, we owned approximately 75.1 million shares of United Microelectronics Corporation (UMC) which represented approximately 0.5% of the outstanding stock of UMC at such time. We have sold in the past and may sell additional UMC shares in the near future if we determine that it is in the best interests of our stockholders to do so.

     During the nine months ended March 31, 2005, we recognized net gain on investments totaling $331,000 primarily due to a gain on the sale of TTI stock, offset by write offs we incurred with respect to other investments. During the nine months ended March 31, 2004, we recognized net gain on investments totaling $9.1 million, primarily due to a gain on the sale of our graphics division to XGI, as well as gains on sales of UMC stock and an interest in TTI, offset in part by write offs we incurred on several investments.

See Part I, Item 1, Notes 6 and 9 above (“Investment in UMC”) and “Comprehensive Loss,” respectively) for a discussion of this investment and related losses.

Liquidity and Capital Resources

     As of March 31, 2005, our principal sources of liquidity included cash and cash equivalents of $33.0 million, which increased from $32.5 million at June 30, 2004. During the nine months ended March 31, 2005, $5.7 million of cash was provided by operations, compared to $1.3 million provided by operations in the nine months ended March 31, 2004. Cash provided by operations in the nine months ended March 31, 2005 was primarily due to operating loss adjusted for increases in non-cash items, primarily amortization of deferred compensation expense and in-process research and development. In addition, cash provided by operations increased as a result of an increase in accounts payable of $2.1 million and minority interest in subsidiaries of $1.2 million, offset by an increase in prepaid expenses and other assets of $1.3 million. Cash provided by operations in the nine months ended March 31, 2004 was primarily due to operating income, a decrease in accounts receivable and an increase in income taxes payable, partially offset by an increase in inventories and a decrease in accounts payable.

     Prepaid expenses increased $1.3 million during the nine months ended March 31, 2005 primarily due to the prepayment of software license fees. Accounts payable increased $2.1 million during the nine months ended March 31, 2005 due primarily to increased volume of business and timing of payments.

     During the nine months ended March 31, 2005, $6.9 million was used in investing activities offset by $877,000 provided by the proceeds from the sale of TTI stock, $690,000 was provided by the exercise of TTI employee stock options and $22,000 was provided by the sale of a long-term investment. Cash of $1.0 million was used in the purchase of investments, $6.0 million used in the purchase of a portion of our TTI subsidiary’s stock, $1.0 million used primarily in the purchase of engineering software license fees and $432,000 used in the purchase of property plant and equipment.

     During the nine months ended March 31, 2004, $18.0 million of net cash was provided by investing activities. This was comprised of (i) of $8.4 million from the net proceeds from the transfer of our Graphics Division to XGI and the sale of one-third of our interest in XGI, (ii) $2.8 million from the sale of approximately 6.8% of our equity interest in our TTI subsidiary, (iii) $5.4 million from the sale of 5.3 million shares of UMC, and (iv) $1.5 million from the disposal of short-term investments, partially offset by the purchase of investments of $90,000 and $315,000 of cash was used in the purchase of property plant and equipment.

     During the nine months ended March 31, 2005, $1.7 million of net cash was provided by financing activities from the exercise of employee stock options in TMI. During the nine months ended March 31, 2004, $5.2 million of net cash was provided by financing activities which was the result of the exercising of employee stock options.

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

Contractual Obligations

     As of March 31, 2005, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China and two premises in Taiwan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of March 31, 2005 (in millions):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years

Operating Leases	3.6	2.3	1.3	—	—

Purchase Obligations	3.4	3.4	—	—	—

Total	7.0	5.7	1.3	—	—

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

     The digital television industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital television business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

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

We incurred an operating loss in the nine months ended March 31, 2005 and may not achieve or maintain profitability.

     Our shift to digital television products has significantly improved our customer base, products and marketing over the last two years. However, there is no guarantee that our efforts will continue to be successful.

     We recognized a loss from operations of $2.3 million in the nine months ended March 31, 2005. This loss was primarily the result of charges incurred from our acquisition of our minority interest in TTI in the three months ended March 31, 2005. We will incur charges in future quarters as a result of the acquisition and those charges will affect our profitability.

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

     On March 31, 2005, the company completed its acquisition of the minority interest in its subsidiary TTI by issuing approximately 1.9 million Trident Microsystems common shares and assuming outstanding options to purchase TTI shares which became exercisable for approximately 2.8 million shares of Trident Microsystems common stock. In addition, we used approximately $6 million in cash for TTI treasury stock purchases, approximately $5.2 million in December 2004, with the remainder used in January 2005. On a GAAP basis, our results in future quarters will be affected by amortization of expenses discussed in Note 8 of the notes to our condensed consolidated financial statements, which will increase product costs and all categories of operating expenses with non cash based amortization of acquired technologies, customer relationships and deferred compensation.

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

We currently rely on certain international customers for a substantial portion of our revenue and are subject to risks inherent in conducting business outside of the United States.

     As a result of our focus on Digital Media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, Korea and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:

•	exchange rate variations;

•	difficulties in collecting accounts receivable;

•	difficulties in managing distributors or representatives;

•	political and economic instability, civil unrest, war or terrorist activities that impact international commerce;

•	potential adverse tax consequences;

•	difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States; and

•	unexpected changes in regulatory requirements.

     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Intense competition exists in the market for digital media products.

     We plan to continue developing the next generation of DPTV™, and HiDTV™, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are Captive solutions from large TV OEM’s as well as merchant solutions from Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc. ATI Technologies Inc., Zoran Corporation, ST Microelectronics, Morningstar, HuyuaMicro and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV™ and HiDTV™ market even though competitors are substantially more experienced than we are in this market.

     The level and intensity of competition has increased over the past year and we expect competition to continue to increase in the future. Competitive pressures caused by the current economic conditions have resulted in reductions in average selling prices of our products, and continued or increased competition could reduce our market share, require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins.

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

     We currently rely on one third-party foundry to manufacture our products either in finished form or wafer form. Generally, foundries are not obligated to manufacture our products on a long-term fixed price base. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, we may not have alternative sources of supply to manufacture such components.

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

     Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.

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

     As a result of our recent reorganization of our operations and as we go forward into fiscal year 2005, our principle design, development and marketing effort will focus primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.

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

     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R. This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and will be effective for us beginning with the quarter ending September 30, 2005.

     It will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 5 of the notes to unaudited condensed consolidated financial statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees, affect our ability to retain existing employees and attract qualified employees, increase the cash compensation we might have to pay to employees, and could result in a competitive disadvantage to us in the employee marketplace.

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

Investor Confidence and Share Value May Be Adversely Impacted if We or Our Independent Registered Public Accountants Are Unable to Favorably Assess the Effectiveness of Our Internal Control Over Financial Reporting As of the End of Fiscal Year 2005 as Required by Section 404 of the Sarbanes-Oxley Act of 2002.

     An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending June 30, 2005. The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation. Although we are diligently reviewing, documenting and testing our internal control over financial reporting, we may encounter problems or delays in completing the implementation of any changes necessary to receive a favorable assessment of our internal control over financial reporting under the new standards. If we cannot complete our internal processes, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2005, approximately $33.0 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Investment risk

     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2005, we had available-for-sale equity investments with a fair market value of $45.5 million all relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the nine months ended March 31, 2005, we recognized an impairment loss of approximately $385,000 on our investments in private companies that we concluded was other-than-temporary. As of March 31, 2005 the balance of our long-term equity investments in non-public companies was approximately $3.2 million.

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

  (b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

     Not applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     Upon the closing of the acquisition of the minority interest in TTI, the Company issued an aggregate of 1,856,089 shares of its Common Stock. The aggregate consideration the Company received for these shares was 10,192,500 shares of the Common Stock of TTI. These shares of the Company’s Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act. The persons to whom the shares were issued are not resident in the U.S. and/or are accredited investors, as defined in Rule 501 under the Act.

Item 3: Defaults upon Senior Securities

     Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

     At Trident Microsystems’ Annual Stockholders’ meeting held on March 24, 2005, the following proposals were adopted by the margins indicated:

       Proposal 1 — To approver the acquisition by Trident of the minority interest in its Taiwanese subsidiary, Trident Technologies Inc.

For	16,773,371
Against	60,999
Abstain	38,439
Broker non-vote	5,293,814

Proposal 2 — To elect the following two (2) persons as Class III directors to hold office for a three-year term and until their respective successors are elected and qualified:

	For	Withheld
Frank C. Lin	21,844,137	322,486
Glen M. Antle	21,677,218	489,405

Proposal 3 — To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005.

For	21,084,959
Against	1,043,479
Abstain	38,185
Broker non-vote	0

The foregoing matters are described in further detail in our definitive proxy statement dated February 28, 2005 for the Annual Meeting of Stockholders held on March 24, 2005.

Item 5: Other Information

     Not applicable

Item 6: Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.8	Amended and Restated Share Purchase Agreement between Trident Microsystems (Far East) Ltd. and Fortune Venture Capital Corporation. (2)

2.9	Amended and Restated TMI Share Purchase Agreement between Fortune Venture Capital Corporation and Trident Microsystems, Inc. (2)

2.10	Share Purchase Agreement by and between Trident Microsystems (Far East) Ltd. and Hsun Chieh Investment Corp. Ltd., as amended. (2)

2.11	TMI Share Purchase Agreement between Hsun Chieh Investment Corp. Ltd. and Trident Microsystems, Inc., as amended. (2)

3.1	Restated Certificate of Incorporation.(3)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(7)

3.3	Amended and Restated Bylaws.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(4)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(8)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(8)

32.1	Section 1350 Certification of Chief Executive Officer(8)

32.2	Section 1350 Certification of Chief Financial Officer(8)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from the Company’s Form 8-K dated April 6, 2005

(3)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(5)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(7)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2005, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.

(Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ John S. Edmunds

John S. Edmunds
Chief Financial Officer

     Index to Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.8	Amended and Restated Share Purchase Agreement between Trident Microsystems (Far East) Ltd. and Fortune Venture Capital Corporation. (2)

2.9	Amended and Restated TMI Share Purchase Agreement between Fortune Venture Capital Corporation and Trident Microsystems, Inc. (2)

2.10	Share Purchase Agreement by and between Trident Microsystems (Far East) Ltd. and Hsun Chieh Investment Corp. Ltd., as amended. (2)

2.11	TMI Share Purchase Agreement between Hsun Chieh Investment Corp. Ltd. and Trident Microsystems, Inc., as amended. (2)

3.1	Restated Certificate of Incorporation.(3)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(7)

3.3	Amended and Restated Bylaws.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(4)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(8)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(8)

32.1	Section 1350 Certification of Chief Executive Officer(8)

32.2	Section 1350 Certification of Chief Financial Officer(8)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from the Company’s Form 8-K dated April 6, 2005

(3)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(5)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(7)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(8)	Filed herewith.