Form 10-K
period 2005-06-30
TRIDENT MICROSYSTEMS INC
filed 2005-09-13
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005	Commission file number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification No.)

1090 East Arques Avenue Sunnyvale, California (Address of principal executive offices)	94085 (Zip code)
Registrant’s telephone number, including area code: (408) 991-8800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on December 31, 2004 ($16.72 per share), as reported on the NASDAQ National Market was approximately $229,720,678. Shares of Common Stock held by executive officers and directors and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of the registrant’s $0.001 par value Common Stock outstanding on July 31, 2005, was 26,032,112.
     Part III incorporates by reference from the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

PART I
Item 1. Business
     We are a designer, developer and marketer of integrated circuits (ICs) for digital media applications, such as digital television, LCD TV and digital set-top boxes (STB). Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer (PC) market, and since 1999 for digitally processed televisions (DPTV) for the consumer television market. In June 2003 we announced a restructuring of our business to divest our legacy graphics business and in a separate transaction merged our Digital Media division (DM) with Trident Technologies Inc (TTI) – a Taiwanese company that is now a 99.93% owned subsidiary, in order to strengthen and extend our digital TV business. TTI had previously been operating primarily as a Taiwan based semiconductor design house which had developed various video processing technology useful for digital media applications.
     Since our restructuring in the fall of 2003, we have focused our business primarily on the rapidly growing DPTV market and related areas, operated primarily through our majority-owned subsidiary, Trident Technologies, Inc. (TTI). Through our subsidiary Trident Multimedia Technologies (Shanghai) Co., Ltd (TMT), located in China, we focus on our very large scale integration (VLSI) operations.
     We have been investing in and experiencing success in the digital television market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is on the verge of a further, significant growth phase. To date we have invested in developing strong relationships with Tier I original equipment manufacturers (OEMs) in the consumer electronics area, such as Samsung, Philips, Toshiba, Sony, and Sharp as well as others. We are also focused on developing strong relationships with fast growing Chinese manufacturers such as Skyworth, TCL, Konka, Changhong, Xoceco and Hisense. We believe that over time more of the high volume digital television business will migrate to the Taiwanese and Chinese manufacturers; accordingly, we believe that it is important to have strong relationships among customers operating at both ends of the market. We have also invested in integrating key technologies and providing integrated system-on-chip (SOC) advantages to our customers as well as innovation in video quality. We believe our early entrance and success in this area of the market, our many years of experience in enhancing digital image quality, together with our growing reputation and success with top tier world class TV manufacturers, will provide a strategic advantage for us in this emerging SOC market.
     Trident’s market strategy relies on leveraging television display controller design wins to further supply digital decoding and other value-added portions of television systems to leading consumer electronics OEMs. Trident believes that creating an integrated video decoder and processor that achieves superior image quality attractive to the world’s leading television OEMs requires both mixed signal semiconductor and television system knowledge as well as the ability to work with customers who are experts in these areas in a heuristic learning process through many design cycles.
     Executing this strategy requires that Trident be an early mover with new technology, achieving outstanding execution of complex system-on-chip designs. Trident has established it’s position as an early mover through the industry’s first integration of multi-standard video decoding and comb filtering with advanced video processing with the introduction of the DPTV-DX chip in 2001. Trident again demonstrated its ability to lead with new technology with the introduction of the industry’s first integrated 10-bit ADC in the DPTV 3D Pro in 2002. In 2005 we introduced advanced video processing integrated with ATSC/DVB decoding and HDMI integrated with 10-bit 3D multi-standard video decoding. Achieving such industry firsts demonstrates the Company’s ability to timely execute highly complex chip designs which add significant additional features and performance.
     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including Trident Technologies, Inc. (TTI) which was approximately 99.93% owned as of June 30, 2005.

Markets and Applications
     As we go forward into fiscal year 2006, we will focus our principal design, development and marketing efforts on our Digital Media products. Our Digital Media Division accounted for 98% and 95% of total revenues for fiscal years ended June 30, 2005 and 2004, respectively. We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital STB for the worldwide digital television market. The DPTV™ family’s high levels of functional integration and video quality enable our customers to have tremendous flexibility and cost advantages in their advanced TV designs. The DPTV video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV™ family applies the same concept of functional integration and video quality excellence to standard and high-definition digital broadcast signals. We expect that the worldwide television market will eventually be dominated by digitally broadcast content; therefore, we believe that our future success depends on our ability to integrate additional technologies and have our products support that market volume opportunity on an ongoing basis. However, we anticipate that the digital television market will generate substantially all of our revenues in the near term.
     The following table describes our product families and markets:

Product Family	Description	Markets
DPTV	Integrated multi-standard video decoding, format conversion, and image enhancement processors	Advanced TV including CRT, plasma, LCD, rear-projection and front-projection display types, AV Notebook PC, Multi-function LCD Monitors.
HiDTV	Integrated ATSC/DVB (MPEG2) decoding, format conversion, and image enhancement processors	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.
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
     DCReTM. DCRe, Digital Cinema Reality Engine, is Trident’s proprietary technology to address the need for today’s high-end multimedia digital television application requirement. It embodies Trident’s DPTV design vision in offering a highly integrated and common-chassis multimedia digital television design platform that is both a high quality television set as well as a multimedia display terminal for PC graphics. This design platform is able to receive and decode the conventional NTSC/PAL/SECAM broadcasting signals, to display PC VGA inputs and to receive high definition component inputs from the digital set-top box.
     SVPTMPX. The SVPTMPX video processor is a highly integrated system-on-a-chip device, targeting the converging HDTV-ready and PC-ready LCD TV, PDP TV, and DLP TV applications where high-precision processing of video and data are the requirements. SVPTMPX contains 6th generation dual-purposed triple 10-bit high-precision and high-speed video ADCs for both PC and video inputs, the high-performance multi-format 3D digital comb video decoder that supports NTSC, PAL and SECAM, a HDTV sync separator, motion adaptive de-interlacing engine, and the video format conversion engine, supporting multi-window display in many different output modes. Trident’s DCRETM engine—digital cinema reality engine, is integrated inside the SVPTMPX to provide the most natural cinema-realistic images. The DCRETM technology integrates advanced 3D-comb video decoding, advanced motion adaptive de-interlacing, object-based digital noise reduction, advanced 6th generation scaler, film mode support, average picture level (APL), edge smoothing and dynamic sharpness enhancement. Trident’s patented Unified Memory Architecture (UMA) allows frame rate conversion, 3D comb video decoding, and video enhancement processing to share the same frame buffer memory that is made up of high-speed and cost-effective PC graphic memory. All these advanced digital processing techniques combined with a true 10-bit video data processing for the most optimal video fidelity to provide the most natural and cinema quality video images. Designed for maximum system design flexibility, SVPTMPX integrates all video interfaces to support converging digital video, analog video, and PC data applications. The users of Trident’s single chip SVPTMPX video processor(s) will benefit from many features while maintaining a price competitive advantage over the existing solution(s).
     SVP-LX™. The SVP-LX™ is Trident’s sixth-generation all-in-one video processor. Extending DCRe™ technology to twelve-bit processing, the SVP-LX ™ targets large-size high-definition (1920x1080p resolution) displays. The SVP-LX ™ includes significant improvements in video decoding, video processing, display interface, and specific European-market functionality such as SCART. It is the ideal product for high-end LCD, PDP, and DLP TVs for 2006.
     SVP-EX. The SVP-EX is Trident’s fifth-generation all-in-one video processor product family. It features the industry’s first Truevideo™ 10-bit video processing technology that is optimized for 1080i HDTV component input. Embedded with a DCRe™ engine, the SVP-EX video processor deliverers the highest quality digital video images. The DCRe™ technology integrates an advanced 3D-comb video decoder, advance motion adaptive de-interlacing engine for up to 1080i input, object-based digital noise reduction, cubic-4 image scaling, film mode support, average picture level (APL) feedback to increase the TV set dynamic range, edge smoothing, and dynamic sharpness enhancement. The SVP-EX video processor is equipped with numerous outputs including a 24-bit TTL, DAC, and LVDs interface, making it extremely versatile with Trident proprietary DCReTM technology delivering vivid cinema-realistic motion and still images the new SVP-EX processor family is ideal for high-performance flat-panel LCD, Rear-Projection, Flat CRT and Plasma Display TVs.
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
     TVX2. Trident’s TVX2 is a versatile NTSC/PAL TV encoder chip equipped with an advanced, programmable multi-tap TV de-flicker and UV chroma filter that provides sharp text, superb graphics, and vivid video quality while substantially reducing dot crawl and color bleeding for computer images displaying on TV. TVX2 enables entertainment PC applications such as 3D gaming, web TV, and video conferencing to be displayed on television.

     PANELPRO™-MM. The PanelPro™-MM is an advanced high-quality controller chip, that is designed with an external CPU for maximum system design flexibility. Users of Trident’s single chip PanelPro™-MM Video Processor benefit from a feature rich device that is competitively priced compared to other existing solutions. The PanelPro™-MM integrates clamping, pre-amp, ADC, sync separator, scaling engine, and external SDRAM/SGRAM interfaces to deliver a high quality, high integration controller for the mainstream LCD monitors with dual (VGA analog and digital) interfaces plus video inputs up to D4. The chip handles dual 24-bit digital RGB port, SYNC input, and separated 8-bit /16-bit digital port for video decoder connection. The SYNC input interfaces directly with any VGA/SVGA/XGA/UXGA graphics board or any other compatible source. The PanelPro™-MM accepts video signals from both 8/16-bit YUV CCIR601 or 8-bit CCIR656 formats from a video decoder and receives digital signals from an external DVI transmitter. It delivers 48-bit digital data and all essential control signals for driving an 8-bit or 6-bit TFT LCD panel. Frame rate conversion is also supported with external SDRAM / SGRAM.
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
     DPTV™MV. DPTVTMMV is a derivative of DPTV3DP. It has all the features of DPTV-3D, except that DPTV™MV’s integrative video decoder is a 2D comb filter video decoder. The DPTV™MV is the main component in the premier TV chipset solution on the market. Designed for maximum system design flexibility, users of Trident’s single chip DPTV™ video processors will benefit from one of the most feature rich devices available while maintaining a price competitive advantage over the existing solution(s). The DPTV™-MV converts today’s analog TV into an advanced progressive TV quality. Decoded HDTV digital video streams can be formatted to different output display modes by DPTV.
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

Products in Development:
Trident’s product development strategy is to continually provide the most integrated video processor solution to the market. Trident is the world’s first company to integrate high precision ADC, advanced 3D comb filter video decoder, de-interlacer, and scaler into a single chip. We continue to plan introductions of next generation DPTV chips in the current fiscal year. Currently, we are working with Silicon Image, Inc. on a joint product development to accelerate the adoption of the emerging industry-standard High-Definition Multimedia Interface™ (HDMI™) to the mainstream digital TV segments. We will also use the HDMI licensed technology from Silicon Image for future product integration into the DPTVTM and the HiDTVTM product families, In addition, we are currently working on the second-generation, system-on-chip digital TV SOC chip for the design of High Definition Digital TV systems. The processor design integrates a majority of key functions including HD MPEG2 decode needed to support both digital and analog TV broadcasting with minimum external components.
Trident and TrueVideo are registered trademarks HiDTV™, DCRe™, SVP™PX, SVP-LX™, PanelTV™SVP, DPTV™ SVP, PANELPRO-MM™, PANELTV™3DPRO, DPTV™3DPRO, DPTV™MV and DPTV™3D and are trademarks of the Company as of June 30, 2005. Other trademarks used in this report are the property of their respective owners
Graphics Products:
     As a result of the sale of the assets of our Graphics Division, we no longer produce graphics chips for the PC market. Graphics chips accounted for the majority of our revenue in fiscal 2003 and all prior periods.
Sales, Marketing and Distribution
     We sell our products through direct sales efforts, independent sales representatives and distributors. Our digitally processed television products are marketed primarily from our offices in Taipei, Taiwan; Shanghai, China; and Sunnyvale, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support our direct customers.
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
     Our digitally processed television customers include leading manufacturers of TVs in China, Taiwan, Japan and Korea. We service these customers primarily through our offices in the United States, Taiwan and China. As digital television is rapidly developing in the United States, Europe, Japan, Korea, China and elsewhere, we expect that leadership in the television industry will also rapidly change, and our objective is to become a supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV is dominant in those markets.
     During fiscal year 2005, we generated nearly all of our revenues from Asia. A small number of customers frequently account for a majority of our sales in any quarter. Our top three customers accounted for 46% of our total revenue for the fiscal year ended June 30, 2005. However, sales to any particular customer may fluctuate significantly from quarter to quarter. Fluctuations in sales to key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 12 to the Consolidated Financial Statements.

Manufacturing
     We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. Our subsidiary, Trident Technology, Inc. has provided manufacturing operations for our Digital Media Business Unit since our August 2003 restructuring. In fiscal 2005, United Microelectronic Corporation (“UMC”), in which we have historically held an investment valued at $54.6 million as of June 30, 2005, provided substantially all of our foundry requirements.
     We purchase product in wafer form from foundries and contract with third parties to provide chip packaging and testing. In order to manage the production of back-end operations, we have been adding personnel and equipment to this area. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product, and we require the foundry and third party contractors to use those procedures and specifications before shipping finished products. We have experienced few customer returns based on the quality of our products. However, our future return experience may vary because our more advanced, more complex products are more difficult to manufacture and test. In addition, some of our customers may subject those products to more rigid testing standards than in the past.
     Our reliance on third party foundries, UMC in particular, and assembly and testing houses creates several risks for us, including the risk that we may in the future be unable to obtain adequate capacity, and may face interruptions in access to or unavailability of certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. We often conduct business with foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms rather than pursuant to established supply contracts, and therefore such foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.
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
Research and Development
     We have spent approximately $26.1 million, $11.5 million and $21.6 million on Company sponsored research and development activities during fiscal 2005, 2004 and 2003, respectively, representing 38%, 22% and 41% of revenues, respectively. The increase in research and development expenses, both in actual dollars and as a percentage of revenues for fiscal 2005 compared to fiscal 2004 was primarily the result of additional personnel (approximately $2.6 million), facilities expenses (approximately $2.0 million), expenditures relating to the release of design data bases to foundry (approximately $3.1 million) and deferred compensation expense related to the acquisition of our minority interest in TTI of $5.5 million. We have conducted substantially all of our product development in-house and, as of June 30, 2005, our staff of research and development personnel equaled 189.

Competition
     The markets in which we compete are highly competitive and we expect competition to continue to increase. The principal factors upon which competitors compete in our markets include, but are not limited to price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. In the digital television market our principal competitors are Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., ATI Technologies Inc., Zoran Corporation, ST Microelectronics, and Media Tek, Ltd. Other smaller competitors supplying LCDTV chip sets may arise in the future. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.
     We plan to continue developing the next generation DPTV™ product as well as other advanced products for digitally processed television and digital set top boxes for the digitally processed television market worldwide. We believe the market for digital television will be competitive, and will require substantial research and development, and sales and marketing efforts to stay competitive. Therefore we expect to devote significant resources to the DPTV™ market even though many competitors are substantially more experienced than we are in this market.
International Operations
     During fiscal years 2005 and 2004, practically all of our Digital Media sales occurred in Asia. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of revenues. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase the sales price in local currencies of our products in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations.
     In addition to DPTV operations in TTI, we are also focused on the operations of our subsidiary in China, Trident Multimedia Technologies (Shanghai) Co., Ltd (“TMT”). Over the past few years, Trident has established a strong and powerful VLSI design team in TMT. Our strategy is for the VLSI team to provide integrated design services to TTI and third parties, and to utilize Trident’s existing graphics and digital media intellectual property to develop new products. We believe that by restructuring our operations and combining the technical strength of Trident and it’s subsidiaries we will continue to emerge as a leading player in the semiconductor industry
Intellectual Property
     We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained 4 digital video processing technology patents from April 2003 to February 2005 and we have various other patent applications pending. However, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us. While we will maintain certain rights and obligations with respect to our graphics technology, substantially all such rights for the PC graphics field were transferred as part of a transaction with XGI in July 2003 in which we transferred our graphics assets in exchange for an equity interest in XGI .
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
     We may in the future initiate claims or proceedings against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.
Backlog
     Our business is generally characterized by 6-8 weeks of backlog at any given time. We are also organized and make some level of investment in inventory to be able to respond to short lead time orders and quick delivery schedules. As a result, we operate with a modest amount of backlog for any given quarter. Additionally, purchase orders may be cancelable without significant penalty or subject to price renegotiations, changes in unit quantities or delivery schedules to reflect changes in customers’ requirements or manufacturing availability. Further, a substantial portion of our customers are required to post a letter of credit or pay for the goods in advance of shipment, so that if the customer does not provide this type of security on a timely basis the backlog may be rescheduled or simply never materialize. Consequently, we do not believe that backlog is a reliable indicator of future sales.
Segments
     We operate in one reportable segment: digital media. For fiscal years ended June 30, 2005, 2004 and 2003, the digital media segment accounted for $67.6 million, $50.1 million and $25.9 million in revenues, respectively. As a percentage of revenues for fiscal years ended June 30, 2005, 2004 and 2003, the digital media segment accounted for 98%, 95% and 49%, respectively. The digital media segment had operating income of $3.7 million and $10.6 million for the fiscal years ended June 30, 2005 and June 30, 2004, respectively.
Employees
     As of June 30, 2005, we had 344 full time employees, including 189 in research and development, 39 in product testing, quality assurance and operations, 80 in marketing and sales and 36 in finance, human resources, and administration. As of June 30, 2005, we had 51 employees in the United States, 211 in Shanghai, China, 68 in Taiwan, 12 in Hong Kong and 2 in Japan. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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
Item 2. Properties
     We lease a building of approximately 34,000 square feet on 1090 East Arques Avenue in Sunnyvale, California, pursuant to a lease which expires in June 2006. This building is used as our headquarters and includes development, marketing and sales, and administrative offices. Our other leases include a 7,000 square-foot office in Hong Kong, China, for the Hong Kong branch office of our Trident Far East subsidiary, a sales office located in Taipei, Taiwan totaling 9,000 square-feet, a 5,000 square-foot research and development facility in Hsinchu, Taiwan, a 7,000 square-foot sales office in Shenzhen, China; a 44,000 square-foot research and development facility in Shanghai, China, a 1,000 square-foot sales office in Beijing, China and a sales office in Tokyo, Japan totaling 2,000 square feet.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None.

Executive Officers of the Registrant
     As of June 30, 2005, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position	Employed Since
Frank C. Lin	60	President, Chief Executive Officer and Chairman of the Board	1987

Jung-Herng Chang, Ph.D.	49	President TTI (primary operating subsidiary)	1992

John Edmunds	48	Chief Financial Officer	2004

Peter Jen	59	Senior Vice President,	1988
		Asia Operations and Chief Accounting Officer
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

Year Ended June 30,	High	Low
2004
First Quarter	9.68	5.20
Second Quarter	19.00	8.60
Third Quarter	21.25	11.68
Fourth Quarter	17.35	10.36

2005
First Quarter	15.08	9.58
Second Quarter	17.19	10.07
Third Quarter	19.00	14.56
Fourth Quarter	23.35	15.79
     As of June 30, 2005, there were approximately 112 registered holders of record of the Company’s common stock.
     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.
     The Company did not make any repurchases of its common stock during fiscal 2005.

Item 6. Selected and Supplementary Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related footnotes thereto and Management Discussion and Analysis of Financial Condition and results of operations included in this Form 10-K.
TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended June 30,
(in thousands, except per share data)	2005	2004	2003 (2)	2002 (2)	2001 (2)
		Restated (1)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$69,011	$52,551	$52,752	$105,766	$128,226
Income (loss) from operations	(8,901)	4,434	(18,454)	(13,006)	2,394
Net income (loss)	(10,534)	10,378	(24,764)	(35,651)	(43,640)
Basic net income (loss) per share	(0.44)	0.46	(1.21)	(1.77)	(2.22)
Diluted net income (loss) per share	(0.44)	0.41	(1.21)	(1.77)	(2.22)

	June 30,
(in thousands, except per share data)	2005	2004	2003	2002	2001
		Restated (1)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$92,153	$84,331	$49,867	$84,018	$79,385
Working capital	78,084	72,960	41,171	73,802	79,191
Total assets	134,884	96,256	70,123	118,524	147,419
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity	109,435	74,602	52,160	90,656	105,366

(1) For additional information regarding the restatement, see Note 2 to the Consolidated Financial Statements. See the following table regarding the restatement of June 30, 2004 financial information.

	As of June 30, 2004
	As Reported	As Restated
Changes to Consolidated Balance Sheet
Accrued Expenses	$8,287	$7,497
Retained Earnings	$24,159	$24,949

Changes to Consolidated Results of Operations	Year Ended June 30, 2004
	As Reported	As Restated
Gain on investments, net	$9,794	$10,584
Net Income	$9,588	$10,378
Basic net income per share	$0.43	$0.46
Diluted net income per share	$0.38	$0.41
(2) The statements of operations for the years ended June 30, 2001, 2002 and 2003 included the graphics division, which was transferred to XGI in July 2003. For additional information regarding the transfer, see Note 12 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements include our expectations and beliefs concerning:
•	our prospects for success in the digital television market and its effect on our future financial results,

•	the effects of our restructuring on our business and future financial results,

•	future prospects for the digital television industry in general,

•	allocation of resources and control of expenses related to the digital television market, new products and internal business strategies,

•	our plans and timeline for future product development in the digital television market,

•	future gross margin levels and our strategy to maintain and improve gross margins,

•	demand for and trends in revenue for our products,

•	trends in average selling prices,

•	expectations regarding the percentage of international sales,

•	the sufficiency of our financial resources over the next twelve months,

•	denomination of our international revenues and exposure to interest rate risk,

•	the adequacy of our internal controls over financial reporting,

•	future investments and/or acquisitions.
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
Restatement of 2004 results
In connection with the acquisition of the minority interest of TTI during fiscal 2005, we discovered that we had previously understated the gain on the original sale of TTI securities to a third party by approximately $0.8 million in the first quarter of fiscal 2004 which ended September 30, 2003. This error related to the incorrect determination of the net carrying value of our investment in TTI at the time of disposal and the corresponding impact on the gain from the disposal. As a result, the consolidated financial statements for the year ended June 30, 2004 have been restated, as further described in Note 2 to the consolidated financial statements included herein. In addition, the results of operations for the year ended June 30, 2004 discussed within Item 7 of this Form 10-K have been updated to reflect the restatement.
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
     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top three customers accounted for 46% of our total revenue for the fiscal year ended June 30, 2005. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.

     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 99.93% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), located in Shanghai, China. Our net income is determined after taking a charge for the share of income relating to the minority interest in TTI.
     Through the first quarter of fiscal 2005, we took various steps to prepare for an offering of shares in our consolidated subsidiary, TTI, in the Taiwanese stock market. We believed that such an offering would be in the interests of Trident's shareholders for a number of reasons. While no decision had been made to proceed with an offering, as part of the process in Taiwan to prepare for a potential offering, we sold 330,000 shares of TTI for a gain of $694,000 in the first quarter of fiscal 2005.
     During the first quarter of fiscal 2005 we disclosed the increased likelihood of a public offering by TTI. Shareholders and analysts raised a number of concerns about the potential transaction including dilution of earnings that might result from such an offering. In response to these concerns, Trident management developed a new strategy to instead acquire the minority interest in TTI. Under a plan of acquisition approved by our Board of Directors and stockholders, we acquired substantially all of the TTI minority interests in exchange for Trident common stock at the rate of one (1) share of Trident common stock for five (5) shares of TTI stock and assumed all outstanding TTI stock options at the same exchange ratio. During this period we also acquired certain of the TTI minority interests for cash. In total, during fiscal 2005, 1.9 million shares of TMI common stock, $6.1 million of cash and options to acquire 2.8 million shares of Trident common stock were exchanged for the minority interest in TTI.
     References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TTI which is 99.93% owned by TMI as of June 30, 2005, and was 83% owned by TMI as of June 30, 2004.

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
Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 38% and 10% of revenues in the years ended June 30, 2005 and 2004, respectively, were recognized upon sales through distributors. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and comply with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is generally recognized based on the difference, if any, between the quoted market price of our stock on the date of grant and the amount an employee must pay to acquire the stock. Before the acquisition of the minority interest in our TTI subsidiary, we established the fair market value of non-public stock in our then majority owned TTI subsidiary. We relied in part on valuations implied from fairness opinions received in connection with TTI related transactions on Investment Banking valuations at different points in time, the prices of occasional 3rd party transactions in TTI stock and interpolations between these data points to estimate fair market value of the non public stock at the date of grant of any options in these securities to employees. We made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions and third party valuations were in part relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflect the relative high volatility of these securities. In general management believes that there is also a high correlation between the value of TTI common stock and the US market based characteristics such as volatility of the TMI or parent company stock. This correlation was also factored into the valuation of TTI stock for the purposes of measuring compensation expense. As these characteristics and factors can vary over time, we used an average over a period of time to minimize potential distortion of the measurement at any one point in time. As of March 31, 2005, our board of directors approved the exchange of TTI options for TMI options on a ratio of 5:1 respectively as approved by the shareholders at the annual meeting held March 24, 2005.
Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Product warranty. We provide for the estimated cost of product warranties at the time revenue is recognized based on historical trends. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
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
Valuation of long-lived assets and intangible assets. We currently evaluate our long-lived assets, including property and equipment, intangibles and other long-lived assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. Factors considered important that could result in an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and/or a significant decline in our stock price for a sustained period of time.
     We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time. We assess the technological feasibility of in-process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses we allocate a portion of the purchase price to in-process R&D, which is immediately expensed in the period the acquisition is completed. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, we will engage an external appraiser to assist with the assumptions and models used in this type of analysis.
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
Valuation of equity investments. We hold minority interests in companies having operations or technology in areas generally within our strategic focus, one of which is publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $30.3 million as of June 30, 2005 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
Litigation and other contingencies. We account for litigation and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.

Results of Operations
     The following table sets forth the percentages that consolidated statement of operations items are to revenues for the years ended June 30, 2005, 2004 and 2003:

	Year ended June 30,
	2005	2004	2003
		Restated
Revenues	100%	100%	100%
Cost of revenues	45	45	72
Cost of revenues — amortization of intangible assets	2	–	–

Gross margin	53	55	28
Research and development expenses	38	22	41
Selling, general and administrative expenses	21	25	22
In-process research and development	7	–	–

Income (loss) from operations	(13)	8	(35)
Gain (loss) on investments, net	1	20	(9)
Interest and other income(expense), net	1	–	(1)
Minority interests in subsidiaries	(2)	(3)	–

Gain (loss) before income taxes	(13)	25	(45)
Provision for income taxes	2	5	2

Net income (loss)	(15)	20	(47)

The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Year Ended June 30,			Year Ended June 30,
	2005	2004	% change	2004	2003	% change
Revenues	$69,011	$52,551	31.3%	$52,551	$52,752	(0.4)%

Cost of revenues	$31,029	$23,674	31.1%	$23,674	$37,720	(37.2)%

Cost of revenues — amortization of intangibles	1,121	—	100%	—	—	—

Gross profit	36,861	28,877	27.6%	28,877	15,032	92.1%

Research and development expenses	26,088	11,475	127.3%	11,475	21,600	(46.9)%

Sales, general and administrative expenses	14,469	12,968	11.6%	12,968	11,886	9.1%

Amortization of intangibles	34	–	100.0%	–	–	–

In-process research and development	5,171	–	100.0%	–	–	–

Income (loss) from operations	$(8,901)	$4,434	(300.7)%	$4,434	$(18,454)	124.0%

Revenues
     Total revenues in fiscal 2005 increased to $69.0 million from $52.6 million reported in fiscal 2004. Sales of digital media products represented approximately $67.6 million or 98% of total revenues in fiscal 2005 as compared to approximately $50.1 million or 95% in fiscal 2004. The increase in sales of digitally processed television products in fiscal 2005 was primarily due to continued success of our SVP and MV products largely in the Digital Process Television markets. The volume of Digital media units sold increased by more than 45%, however the average selling price declined by approximately 4%.

     Total revenues in fiscal 2004 were $52.6 million, which is slightly lower than the $52.8 million reported in fiscal 2003. Sales of digital media products represented approximately $50.1 million or 95% of total revenues in fiscal 2004 as compared to approximately $25.9 million or 49% in fiscal 2003. The increase in sales of digitally processed television products in fiscal 2004 was primarily attributed to continued success of the 3D and MV products largely in Digital CRT markets as well as a favorable reception from new customers for our SVP and LCD panel based products. In fiscal 2004 the volume of Digital media units increased by more than 120%, however as is typical in Consumer Electronics markets, the average selling price eroded by an amount in the range of 10-15%. The aggregate average selling price in fiscal 2004 was in a range of $ 15 -$ 20 per unit. No revenue was recorded for graphics products in the year ended June 30, 2004 as a result of the transfer of the graphics division to XGI in July 2003.
     Sales to Asian customers, primarily in China, Japan, Korea and Taiwan accounted for 97% of our revenues in fiscal 2005. Sales to Asian customers, primarily in China, Korea and Taiwan accounted for 91% of our revenues in fiscal 2004. Sales to Asian customers, primarily in Japan, Taiwan and China accounted for 98% of revenues in fiscal 2003. In the year ended June 30, 2005, three customers Sony, Skyworth and Samsung each accounted for more than 10% of total revenues. In the year ended June 30, 2004, three customers Skyworth, Konka and Samsung each accounted for more than 10% of total revenues. In the year ended June 30, 2003, two customers Toshiba and Skyworth each accounted for more than 10% of total revenues. Substantially all of our sales transactions were denominated in U.S. dollars during all periods. Approximately 38% of sales in fiscal 2005 went through distributors, compared to approximately 10% of sales in fiscal 2004.
Gross Margin
     Gross margin as a percentage of total revenues decreased to 53% in fiscal 2005 from 55% in fiscal 2004. Gross margin as a percentage of total revenues increased to 55% in fiscal 2004 from 28% in fiscal 2003. The decrease in gross margin in fiscal 2005 was primarily due to the inclusion of the amortization of intangible assets in cost of sales as result of the acquisition of the minority interest in our TTI subsidiary without which gross margin would have remained essentially unchanged. The increase in fiscal year 2004 compared to fiscal year 2003 was primarily due to a relative increase in sales of digital media products which have higher margins than PC graphics products. Our strategy is to maintain or improve gross margins by (1) developing new products that have higher margins, and (2) reducing manufacturing costs by improving production yield and utilizing newer process technology. However, there is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs.
Research and Development
     Research and development expenses increased to $26.1 million in fiscal 2005 from $11.5 million in fiscal 2004, and from $21.6 million in fiscal 2003. Research and development expenses as a percentage of total revenues were 38%, 22% and 41% in fiscal 2005, 2004 and 2003, respectively. The increase in research and development expenses, both in actual dollars and as a percentage of revenues for fiscal 2005 compared to fiscal 2004 was primarily the result of additional personnel (approximately $2.6 million), facilities expenses (approximately $2.0 million), expenditures relating to the release of design data bases to foundry (approximately $3.1 million) and deferred compensation expense related to the acquisition of our minority interest in TTI of $5.5 million. The decrease in research and development expenses to $11.5 million in fiscal 2004 from $21.6 million in fiscal 2003 was primarily the result of decreased spending on research and development relating to graphics products.
     We plan to continue developing the next generation DPTV™ product as well as other advanced products for digital TV and digital Set Top Boxes (“STB”) for the digital television market in China, Japan, Korea and Taiwan. market.

Selling, General and Administrative
     Selling, general and administrative expenses increased to $14.5 million in fiscal 2005 from $13.0 million in fiscal 2004 and from $11.9 million in fiscal 2003. Selling, general and administrative expenses as a percentage of revenues were 21%, 25% and 22% in fiscal 2005, 2004 and 2003, respectively. Selling, general and administrative expenses increased in fiscal 2005 primarily due to deferred compensation expense related to the acquisition of our minority interest in TTI of $3.5 million, offset by a one time reversal of approximately $0.8 million in legal fees accrued for Neomagic’s claims against us, which were finally settled in August 2004. Selling, general and administrative expenses increased in fiscal 2004 from fiscal 2003 due to an increase in professional fees and an increase in administrative expenses relating to our restructuring activities.
In-process research and development expenses
     In connection with our acquisition of the minority interest in the equity interests in TTI, in fiscal 2005 we allocated approximately $5.2 million of the purchase price to in-process research and development which had not yet reached technological feasibility and had no alternative future use. The amounts allocated to the acquired IPR&D were immediately expensed in the period that the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The calculation of the amount allocated to acquired IPR&D was determined using management’s estimates after consultation with an independent appraiser and was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.
We expect that the in-process technologies will be successfully completed by the December quarter of calendar 2005 with approximately $11.3 million in remaining costs. At the time of acquisition, Trident had four material development projects in process as follows:
•	LX/PX/CX – next generation DPTV™ video processing products.

•	TAFE – Trident Analog Front End (companion chip to HiDTV™ deployment)

•	HiDTV Pro – 2nd generation Integrated Video Processing and HD MPEG 2 Decode .

•	HiDTV™ – 1st Generation Integrated Video Processing and HD MPEG 2 Decode
As of June 30, 2005, we continued to expect the above projects to be completed by the end of December 2005.
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
Interest and Other Income (Expense), Net
Net interest and other expense of $641,000 in fiscal 2005 was comprised primarily of interest income of $546,000 which was due to higher cash balances during fiscal 2005 compared to 2004, favorable currency exchange gains of $152,000 and other expenses of $57,000. Net interest and other expense of $104,000 in fiscal 2004, was comprised of an expense of $262,000, primarily due to currency exchange losses and investment expenses, partially offset by interest income of $158,000. Net interest and other expense was $269,000 in fiscal 2003 representing an expense of $503,000 partially offset by interest income of $234,000. Interest income declined in fiscal 2004 due to lower applicable interest rates as compared to fiscal 2003. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.

Minority Interests in subsidiaries
     Minority interests in subsidiaries decreased to $1.2 million in fiscal 2005 from $1.8 million in fiscal 2004. The decrease in minority interest in fiscal 2005 was primarily due to our acquisition of the minority interest in our TTI subsidiary, which we acquired in fiscal 2005. We own approximately 99.93% of the equity interests of our TTI subsidiary, as of June 30, 2005.
     Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. The minority interests remaining in our TTI subsidiary is 0.07% and no significant minority interest charge will be incurred in future periods.
Provision/benefit for Income Taxes
     A provision for income taxes of $1.4 million was recorded for the fiscal year ended June 30, 2005 which was primarily the result of foreign income taxes on our Taiwan operations.
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
Investment in UMC and Other Investments
     As of June 30, 2005, we owned approximately 75.1 million shares of United Microelectronics Corporation (UMC) which represented approximately 0.5% of the outstanding stock of UMC at that time. The 75.1 million shares of UMC is up from the 69.5 million we owned as of June 30, 2004 due to a 8% stock dividend of UMC shares issued during the quarter ended September 30, 2004. During fiscal year 2004 the Company sold 7.3 million shares of its investment in UMC for cash of $7.4 million. This resulted in a gain of $2.7 million. We have sold in the past and may sell additional UMC shares in the near future if we determine that it is in the best interests of our stockholders to do so. See Part II, Item 8, Notes 5 and 6 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment.
During the fiscal year ended June 30, 2005, we recognized net investment gains totaling $331,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)
Venture capital funds write-down	(70,000)

Total	$331,000

During the fiscal year ended June 30, 2004, we recognized net investment gains totaling $10.6 million as follows (in thousands):

Gain on sale of UMC stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI (restated)	1,817
Broadband networking company write-off	(230)
Software development company write-off	(177)
Optical applications company write-off	(272)
Gain on sale of investment in a communications company	125
Gain on sale of investment in a system design software company	132
Venture capital funds write-down	(90)

Total (restated)	$10,584

In connection with the acquisition of the minority interest of TTI during fiscal 2005, the Company discovered that it had previously understated the gain on the original sale of TTI securities to a third party by approximately $0.8 million in the first quarter of fiscal 2004 which ended September 30, 2003. This error related to the incorrect determination of the net carrying value of the Company’s investment in TTI at the time of disposal and the corresponding impact on the gain from the disposal. The Company restated its consolidated financial statements for the year ended June 30, 2004 to reflect the adjusted gain. See further discussion in Note 2 to the consolidated financial statements.
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

During the fiscal year ended June 30, 2003, we recognized a gain on investment of $167,000 resulting from the additional shares received in a private company upon the achievement of certain milestones.
See Part II, Item 8, Notes 5 and 6 to the Consolidated Financial Statements for discussion of these investments and the related losses.
Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various stringent legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may, and recently has, exceeded 40% of total assets. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company. In order to avoid being deemed an investment company, however, we may in the future sell some of our shares in UMC.
Liquidity and Capital Resources
     As of June 30, 2005, our principal sources of liquidity included cash and cash equivalents of $37.6 million, which increased from $32.5 million at June 30, 2004. In fiscal year 2005, $9.3 million of cash was provided by operations, compared to $3.1 million provided by operations in fiscal 2004. Cash provided by operations in fiscal 2005 was primarily due to operating loss adjusted for increases in non-cash items, primarily amortization of deferred compensation expense and in-process research and development. In addition, cash provided by operations increased as a result of an increase in accounts payable of $3.2 million, accrued liabilities of $2.6 million and minority interest in subsidiaries of $1.2 million, offset by an increase in accounts receivable of $4.0 million and an increase in prepaid expenses and other assets of $1.2 million. Cash provided by operations in fiscal 2004 was primarily due to operating income, a decrease in accounts receivable, an increase in income taxes payable and minority interest in subsidiaries, partially offset by a decrease in accounts payable.
     Accounts receivable increased $4.0 million during fiscal 2005 due to the increased volume of business in particular with large OEM customers outside of China sales who typically receive credit terms. Prepaid expenses increased $1.2 million during fiscal 2005 primarily due to the prepayment of software license fees. Accounts payable increased $3.2 million during fiscal 2005 due primarily to increased volume of business and timing of payments. Accrued liabilities increased $2.6 million due primarily to accrued purchase cost allocation due to the TTI minority interest buy-back.
     During fiscal 2005, $8.1 million was used in investing activities offset by $877,000 provided by the proceeds from the sale of TTI stock, and $22,000 was provided by the sale of a long-term investment. Cash of $1.0 million was used to invest in a private company located in Taiwan specializing in television demodulation technology, $6.1 million used in the purchase of a portion of our TTI subsidiary’s stock, $824,000 used primarily in the purchase of engineering software license fees and $1.0 million used in the purchase of property plant and equipment.
     During fiscal 2005, $3.9 million of net cash was provided by financing activities from the exercise of employee stock options in TMI and TTI. During fiscal 2004, $5.3 million of net cash was provided by financing activities which was the result of the exercising of employee stock options.
     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.
Contractual Obligations
     As of June 30, 2005, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China and two premises in Taiwan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of June 30, 2005 (in millions):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	3.6	2.5	1.1	–	–
Purchase Obligations	8.8	8.5	0.3	–	–

Total	12.4	11.0	1.4	–	–

     We believe our current resources are sufficient to meet our needs for at least the next twelve months. However, we regularly consider transactions to finance our activities including debt and equity offerings and new credit facilities or other financing transactions.
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
These factors are difficult or impossible to forecast, and these or other factors could seriously harm our business.
We incurred an operating loss in the fiscal year ended June 30, 2005 and may not achieve or maintain profitability.
     Our shift to digital television products has significantly improved our customer base, products and marketing over the last two years. However, there is no guarantee that our efforts will continue to be successful.
We recognized a loss from operations of $8.9 million in the twelve months ended June 30, 2005. This loss was primarily the result of charges incurred from our acquisition of our minority interest in TTI during the fiscal year ended June 30, 2005. We will incur charges in future quarters as a result of the acquisition and those charges will affect our profitability.
Our products may be characterized by average selling prices that decline over relatively short periods.
     Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results.

Dilution of shareholders’ interest may occur as a result of acquisitions of new businesses or technologies.
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
     During the fiscal year ended June 30, 2005, the company completed its acquisition of the minority interest in its subsidiary TTI by issuing approximately 1.9 million Trident Microsystems common shares and assuming outstanding options to purchase TTI shares which became exercisable for approximately 2.8 million shares of Trident Microsystems common stock. In addition, we used approximately $6.1 million in cash for TTI treasury stock purchases. Our operating results in future quarters will be affected by non-cash based amortization of acquired technology and deferred compensation.
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
     We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business, operating results and financial condition.
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
     We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in China, Japan, Korea and Taiwan accounted for 97% of our revenues in fiscal 2005. Sales to Asian customers, primarily in China, Korea and Taiwan accounted for 91% of our revenues in fiscal 2004. Sales to Asian customers, primarily in Japan, Taiwan and China accounted for 98% of revenues in fiscal 2003. In the year ended June 30, 2005, three customers Skyworth, Konka and Samsung each accounted for more than 10% of total revenues. In the year ended June 30, 2004, three customers Skyworth, Konka and Samsung each accounted for more than 10% of total revenues. In the year ended June 30, 2003, two customers Toshiba and Skyworth each accounted for more than 10% of total revenues.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.
     Selling through distributors reduces our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customer, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customer. Our failure to manage one or more of these risks could result in excess inventory or shortages that could seriously impact our operating results.
We do not have long-term commitments from our customers, and plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacture of our products based on inaccurate estimates.
     Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If our customers or we overestimate demand, we may create inventory that we may not be able to sell or use, resulting in excess inventory, which could become obsolete or negatively affect our operating results. If our customers or we underestimate demand, of if sufficient manufacturing capacity is not available, we may not achieve expected revenue.
Intense competition exists in the market for digital media products.
     We plan to continue developing the next generation of DPTV™ and HiDTV™, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are captive solutions from large TV OEM’s as well as merchant solutions from Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., ATI Technologies Inc., Zoran Corporation, ST Microelectronics, Morningstar, HuyuaMicro and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV™ and HiDTV™ market even though competitors are substantially more experienced than we are in this market.
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
If we do not achieve additional design wins in the future, our ability to sell additional products could be adversely affected.
     Our future success depends on manufacturers of desktop and notebook PCs and consumer televisions designing our products into their products. To achieve design wins, we must define and deliver cost-effective, innovative and high performance integrated circuits. Once a supplier’s products have been designed into a system, the manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts.

We are vulnerable to undetected product problems.
     Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. Although we have experienced such errors in the past, significant errors have generally been detected relatively early in a product’s life cycle and therefore the costs associated with such errors have been immaterial. We cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems. Defects or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could seek damages from us for their losses.
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
     We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely on one third-party foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and foundries are not obligated to manufacture our products on a long-term fixed price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our contract manufacturers. Our contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, we may not have alternative sources of supply to manufacture such components.
If we have to qualify a new contract manufacturer or foundry for any of our products, we may experience delays that result in lost revenues and damaged customer relationships.
     We rely on a single supplier to manufacture our products in wafer form. Because the lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.
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
     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our President and Chief Executive Officer, Dr. Jung-Herng Chang, President of TTI, John Edmunds, Chief Financial Officer and Peter Jen, Senior Vice President, Asia Operations and Chief Accounting Officer and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas we principally operate specifically Shanghai, China; Taipei, Taiwan; and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
     Our primary suppliers and two of our three principal operating centers are located in California and Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may experience them in the future. A large earthquake in any of these areas could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.
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
     Our principle design, development and marketing effort focuses primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV™ and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.
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
     Technology companies like ours have a history of using stock-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) and earnings per share of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R. This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and therefore will be effective for us beginning with the quarter ending September 30, 2005.
     It will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees, affect our ability to retain existing employees and attract qualified employees, increase the cash compensation we might have to pay to employees, and could result in a competitive disadvantage to us in the employee marketplace.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
     We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestations of the effectiveness of our internal control financial reporting by our independent registered public accounting firm. We have incurred additional costs, and expect such costs to continue in part in the future, in connection with the documentation, review, evaluation and attestation of our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2005, approximately $37.6 million of our investments mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
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
     While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. There may be an increase in our expenses due to the appreciation of China’s Renminbi currency as we have facilities in Shanghai, China.

Investment risk
     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of June 30, 2005, we had available-for-sale equity investments with a fair market value of $54.6 million relating to shares of UMC. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of June 30, 2005, the balance of our long-term equity investments in non-public companies was approximately $3.2 million.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent imitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that as of June 30, 2005, our internal control over financial reporting was effective based on those criteria.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Trident Microsystems, Inc.:
We have completed an integrated audit of Trident Microsystems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2, the Company has restated its 2004 consolidated financial statements.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Jose, California
September 12, 2005

Trident Microsystems, Inc.
Consolidated Balance Sheet

	June 30,
(in thousands, except per share data)	2005	2004
		Restated
		(see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$37,598	$32,488
Short-term investment — UMC	54,555	51,843
Accounts receivable, net	6,317	2,436
Inventories	2,735	2,737
Prepaid expenses and other current assets	2,308	1,087

Total current assets	103,513	90,591
Property and equipment, net	2,154	2,372
Intangible assets, net	24,620	–
Investments — other	3,200	2,720
Other assets	1,397	573

Total assets	$134,884	$96,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,678	$3,180
Accrued expenses and other liabilities	10,009	7,497
Deferred income taxes	3,561	2,694
Income taxes payable	5,181	4,260

Total current liabilities	25,429	17,631
Minority interests in subsidiaries	20	4,023

Total liabilities	25,449	21,654

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:

Common stock, $0.001 par value; 60,000 shares authorized; 25,920 and 22,881 shares issued and outstanding at June 30, 2005 and 2004, respectively	26	23
Additional paid-in capital	125,933	48,430
Deferred stock-based compensation	(36,280)	(2,687)
Retained earnings	14,415	24,949
Accumulated other comprehensive income	5,341	3,887

Total stockholders’ equity	109,435	74,602

Total liabilities and stockholders’ equity	$134,884	$96,256

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2005	2004	2003
		Restated
Revenues	$69,011	$52,551	$52,752
Cost of revenues	31,029	23,674	37,720
Cost of revenues — amortization of intangible assets	1,121	–	–

Gross profit	36,861	28,877	15,032
Research and development expenses	26,088	11,475	21,600
Selling, general and administrative expenses	14,503	12,968	11,886
In-process research and development	5,171	–	–

Income (loss) from operations	(8,901)	4,434	(18,454)
Gain (loss) on investments, net	331	10,584	(4,995)
Interest and other income (expense), net	641	(104)	(269)
Minority interests in subsidiaries	(1,179)	(1,832)	–

Income (loss) before income taxes	(9,108)	13,082	(23,718)
Provision for income taxes	1,426	2,704	1,046

Net income (loss)	$(10,534)	$10,378	$(24,764)

Basic net income (loss) per share	$(0.44)	$0.46	$(1.21)

Shares used in computing basic per share amounts	23,709	22,349	20,525

Diluted net income (loss) per share	$(0.44)	$0.41	$(1.21)

Shares used in computing diluted per share amounts	23,709	25,011	20,525

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Stockholders’ Equity

						Accumulated
		Common	Additional	Deferred		Other	Total
		Stock	Paid-in	Stock-based	Retained	Comprehensive	Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity	Income(Loss)
					Restated		Restated	Restated
Balance at June 30, 2002	20,396	$20	$38,347		$39,345	$12,944	$90,656
Issuance of common stock	595	1	1,432		–	–	1,433
Unrealized loss on short-term investments, net of tax	–	–	–		–	(15,165)	(15,165)	$(15,165)
Net loss	–	–	–		(24,764)	–	(24,764)	(24,764)

Comprehensive loss								$(39,929)

Balance at June 30, 2003	20,991	21	39,779		14,581	(2,221)	52,160
Issuance of common stock, net	1,890	2	5,358		(10)	–	5,350
Deferred stock-based compensation in connection with options in subsidiary’s common stock	–	–	3,293	(3,293)	–	–	–
Amortization of deferred stock-based compensation	–	–	–	606	–	–	606
Unrealized gain on short-term investments, net of tax	–	–	–	–	–	6,108	6,108	$6,108
Net income	–	–	–	–	10,378	–	10,378	10,378

Comprehensive income								$16,486

Balance at June 30, 2004	22,881	23	48,430	(2,687)	24,949	3,887	74,602
Issuance of common stock, net	3,039	3	34,396			–	34,399
Deferred stock-based compensation in connection with options in subsidiary’s common stock	–	–	43,107	(43,107)	–	–	–
Amortization of deferred stock-based compensation	–	–	–	9,514	–	–	9,514
Unrealized gain on short-term investments, net of tax	–	–	–	–	–	1,454	1,454	$1,454
Net loss	–	–	–	–	(10,534)	–	(10,534)	(10,534)

Comprehensive loss								$(9,080)

Balance at June 30, 2005	25,920	$26	$125,933	$(36,280)	$14,415	$5,341	$109,435

The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2005	2004	2003
		Restated
Cash flows from operating activities:
Net income (loss)	$(10,534)	$10,378	$(24,764)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,010	1,073	1,320
Loss on disposal of property and equipment	253	460	163
Provision for doubtful accounts and sales returns	113	(309)	(1,493)
(Gain)loss on investments, net	(331)	(10,584)	4,995
Amortization of intangible assets	1,155	–	–
In-process research and development	5,171	–	–
Stock-based compensation expense	9,514	606	105
Deferred income taxes, net	–	–	3,642
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(3,994)	2,211	1,439
Inventories	368	(419)	872
Prepaid expenses and other current assets	(1,221)	(353)	719
Assets held for sale	–	–	(1,800)
Accounts payable	3,213	(4,794)	1,265
Accrued expenses	2,580	(45)	(788)
Income taxes payable	818	2,680	(2,400)
Minority interests in subsidiaries	1,179	2,223	(563)

Net cash provided by (used in) operating activities	9,294	3,127	(17,288)

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	–	8,427	–
Proceeds from sale of minority interests in subsidiaries	877	2,750	–
Proceeds from sale of other long-term investments	22	–	–
Proceeds from sale of short-term investments, net of transaction cost	–	9,195	–
Other assets	(824)	(240)	84
Purchases of property and equipment	(1,045)	(1,116)	(621)
Purchases of investments	(1,012)	(90)	(111)
Purchase of minority interests in subsidiary	(6,145)	–	–
Repayment of other current assets	–	–	500

Net cash provided by (used in) investing activities	(8,127)	18,926	(148)

Cash flows from financing activities:
Proceeds from exercise of TTI options	690	–	–
Issuance of common stock, net	3,253	5,350	1,328

Net cash provided by financing activities	3,943	5,350	1,328

Net increase (decrease) in cash and cash equivalents	5,110	27,403	(16,108)
Cash and cash equivalents at beginning of year	32,488	5,085	21,193

Cash and cash equivalents at end of year	$37,598	$32,488	$5,085

Supplemental disclosure of cash flow information:

Trident Microsystems, Inc. common stock issued in connection with the purchase of TTI minority interests	$31,146	$—	$—

Cash paid for income taxes	$553	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
1.	The Company and Summary of Significant Accounting Policies

The Company

Trident Microsystems, Inc. and its subsidiaries (collectively the “The Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market. The Company’s digital media operations are primarily conducted by the Company’s 99.9% subsidiary, Trident Technologies, Inc. (“TTI”).

During the fiscal year ended June 30, 2005, the Company acquired approximately all of the 20% minority equity interest in its subsidiary, TTI, for approximately $6.1 million in cash and the issuance of approximately 1.9 million Trident Microsystems, Inc. common shares. The average value of the share consideration of $16.78 per share was based upon the average of the closing market prices of the Company’s common stock on the two trading days before and after the date of acquisition of each minority interest.

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

Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Finished goods are reported as inventories until the point of title transfer to the customer. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives which range from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets or the extended lease term.

Impairment of Long-lived Assets. The Company is currently evaluating its long-lived assets, including property and equipment, intangibles and other long-lived assets, for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
     The Company assesses the carrying value of its long-lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to long lived assets, factors, which could trigger an impairment review, include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in the Company’s market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by the Company’s management. This could have a material effect on the Company’s operating results and financial position.
Investments. Equity investments of less than 20% and in which the Company does not have the ability to exert significant influence are accounted for using the cost method. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded in the statement of operations.
Goodwill and other intangible assets. The Company accounts for its purchases of acquired companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time. The Company assesses the technological feasibility of in-process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses the Company allocates a portion of the purchase price to in-process R&D, which is immediately expensed in the period the acquisition is completed. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, the Company will engage an external appraiser to assist with the assumptions and models used in this type of analysis.
Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 38% and 10% of revenues in the years ended June 30, 2005 and 2004, respectively, were recognized upon sales through distributors. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
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
Stock-based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and comply with the disclosure provisions of Statements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. In the case of establishing the fair market value of non-public stock in the Company’s now 99.93% owned subsidiary TTI, the Company has relied in part on valuations implied from fairness opinions received in connection with TTI related transactions on investment banking valuations at different points in time, the prices of occasional third party transactions in TTI stock and interpolations between these data points to estimate fair market value of the non public stock at the date of grant of any options in these securities to employees. The Company has made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions and third party valuations have in part been relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflected the relative high volatility of these securities. In general management believes there was also a high correlation between the value of TTI common stock and the U.S. market based characteristics such as volatility of the TMI or parent company stock. This correlation was also factored into the valuation of TTI stock for the purposes of measuring compensation expense. As these characteristics and factors can vary over time, the Company used an average over a period of time to minimize potential distortion of the measurement at any one point in time. As of March 31, 2005, the Company’s board of directors approved the exchange of TTI options for TMI options on a ratio of 5:1 respectively as approved by the shareholders at the annual meeting held March 24, 2005.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
Had compensation cost for the Company’s stock-based compensation awards been determined based on the fair value method consistent with the method prescribed SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted as follows:

	Year Ended June 30,
(in thousands, except per share data)	2005	2004	2003
		Restated
Net income (loss):
Net income (loss) as reported	$(10,534)	$10,378	$(24,764)
Add: stock-based employee compensation included in reported net income (loss)	9,514	606	105
Less: stock-based employee compensation determined under the fair value based method for all rewards	(4,089)	(2,472)	(2,171)

Pro forma net income (loss)	$(5,109)	$8,512	$(26,830)

Basic net income (loss) per share:
As reported:	$(0.44)	$0.46	$(1.21)

Pro forma:	$(0.22)	$0.38	$(1.31)

Diluted net income (loss) per share:
As reported:	$(0.44)	$0.41	$(1.21)

Pro forma:	$(0.22)	$0.34	$(1.31)

      The Company has revised its previously reported 2004 results to correct the amount reported as gain on the original sales of TTI securities. See Note 2, “[Restatement of 2004 Results] for a discussion of the changes referenced above.
The weighted average fair values of TMI options granted were $7.10, $6.76 and $2.01 for fiscal years ended June 30, 2005, 2004 and 2003, respectively. The weighted average fair values of TTI options granted were $14.35 and $2.28 for fiscal years ended June 30, 2005 and 2004, respectively.
The fair value of the 2.8 million Trident Microsystems options issued pursuant to the exchange with the TTI option holders described above was calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123, with the following weighted average assumptions: dividend yield equal to 0.00%, volatility of 33%, average risk-free interest rate of 3.97%, and expected life of 5 years.
Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003, respectively:

	Year Ended June 30,
	2005	2004	2003
Stock Options Plans
Expected dividend yield	—	—	—
Expected stock price volatility	48%	69%	88%
Risk-free interest rate	3.25% to 4.33%	2.46% to 4.10%	2.34% - 2.92%
Expected life (years)	5	5	5
Stock Purchase Plan
Expected dividend yield	—	—	—
Expected stock price volatility	39% to 64%	59% - 71%	78% - 90%
Risk-free interest rate	1.17% to 3.19%	1.57% to 9.83%	2.24% - 2.67%
Expected life (years)	0.5	0.5	0.5
Comprehensive income/loss. The unrealized gains and losses on marketable equity securities are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income/loss.”
Comparative amounts. Certain comparative amounts have been reclassified to conform with current year’s presentation.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
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
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition or results of operations.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We have not decided on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
2.	Restatement of 2004 results

In connection with the acquisition of the minority interest of TTI during fiscal 2005, the Company discovered that it had previously understated the gain on the original sale of TTI securities to a third party by approximately $0.8 million in the first quarter of fiscal 2004 which ended September 30, 2003. This error related to the incorrect determination of the net carrying value of the Company’s investment in TTI at the time of disposal and the corresponding impact on the gain from the disposal. The Company restated its consolidated financial statements for the year ended June 30, 2004 to reflect the adjusted gain. This restatement had no impact on previously reported operating cash flows of the Company.

The following table shows the effect of the restatement:

	As of June 30, 2004
	As Reported	As Restated
Changes to Consolidated Balance Sheet

Accrued Expenses	$8,287	$7,497

Retained Earnings	$24,159	$24,949

	Year Ended June 30, 2004
	As Reported	As Restated
Changes to Consolidated Results of Operations

Gain on investments, net	$9,794	$10,584

Net Income	$9,588	$10,378

Basic net income per share	$0.43	$0.46

Diluted net income per share	$0.38	$0.41

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
3. Balance Sheet Components

	June 30,
(in thousands)	2005	2004
Accounts receivable, net:
Trade accounts receivable	$6,730	$2,736
Less: allowance for doubtful accounts and sales returns	(413)	(300)

	$6,317	$2,436

Inventories:
Work in process	$1,569	$1,113
Finished goods	1,166	1,624

	$2,735	$2,737

Property and equipment, net:
Machinery and equipment	$6,574	$9,778
Furniture and fixtures	1,723	1,583
Leasehold improvements	1,057	882

	9,354	12,243
Less: accumulated depreciation and amortization	(7,200)	(9,871)

	$2,154	$2,372

Accrued expenses:
		Restated
Compensation	$3,752	$1,286
Professional fee	1,016	1,679
Sales rebate	1,040	383
Nonrecurring engineering charges	464	127
Dealer commission	586	292
Deferred margin	871	314
Other	2,280	3,416

	$10,009	$7,497

4.	Net Income (Loss) Per Share

Reconciliations of the numerators and denominators of the basic and diluted net loss per share calculations are as follows:

	Year Ended June 30,
(in thousands, except per share data)	2005	2004	2003
		Restated
Net income (loss)	$(10,534)	$10,378	$(24,764)
Adjustments related to outstanding options in TTI	–	(136)	–

Net income (loss) used in computing diluted net income (loss) per share	$(10,534)	$10,242	$(24,764)
Shares used in computing basic per share amounts	23,709	22,349	20,525
Dilutive potential common shares	—	2,662	—

Shares used in computing diluted per share amounts	23,709	25,011	1 20,525

Basic net income (loss) per share	$(0.44)	$0.46	$(1.21)

Diluted net income (loss) per share	$(0.44)	$0.41	$(1.21)

Dilutive potential common shares not included in the calculation because they are antidilutive	6,405	54	6,699

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
5.	Investment in UMC

In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC, and has subsequently received approximately 35.8 million additional shares as a result of stock dividends. The last time the Company sold shares was in the year ended June 30, 2004 when the Company sold 7.3 million shares for cash of $7.4 million, resulting in a gain of $2.7 million. As of June 30, 2005, the Company owned approximately 75.1 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of June 30, 2005, the UMC shares are treated as available-for-sale securities and are classified as short-term investments.

Due to an increase in the market price of UMC’s stock price from July 1, 2004 to June 30, 2005, an increase in accumulated other comprehensive income of $1.5 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $1.5 million is equal to a $2.4 million increase in the market value of the Company’s short-term investment in UMC from July 1, 2004 to June 30, 2005, less deferred income taxes of $0.9 million relating to the unrealized gain.

6.	Gain (loss) on investments, net

During the fiscal year ended June 30, 2005, the Company recognized a net gain on investments totaling $331,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)
Venture capital funds write-down	(70,000)

Total	$331,000

During the quarter ended September 30, 2004 the Company sold 330,000 shares of its subsidiary Trident Technology, Inc. (TTI) for cash of $877,000 resulting in a gain of $694,000. Due to a subsequent change in capital financing strategy, the Company reacquired these shares in fiscal 2005. (see Note 10 “Purchase of minority interest in subsidiaries” for more information)

In March 2000, the Company invested $550,000 in a private company engaged in broadband server technology. In the quarter ended June 30, 2002, the Company determined that the product outlook and future cash position for this company was unfavorable. Therefore, the Company assessed the estimated fair value of the investment held and concluded that the estimated shortfall was an other-than-temporary impairment. Accordingly, $275,000 of the investment was written off against earnings in accordance with APB No. 18. In the year ended June 30, 2005, the Company determined that the product outlook and future cash position for this company had deteriorated further, and the remaining $275,000 investment was written off against earnings in accordance with APB No. 18.

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

From December 1999 to November 2001, the Company invested a total of $3.4 million in several venture capital funds. In the year ended June 30, 2005, losses were recorded by the funds. Accordingly, the Company recorded an other-than-temporary impairment of $70,000 based on the latest financial statements of the funds.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
During the fiscal year ended June 30, 2004 the Company recognized a net gain on investments totaling $10.6 million as follows (in thousands):

Gain on sale of UMC stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI (restated)	1,817
Broadband networking company write-off	(230)
Software development company write-off	(177)
Optical applications company write-off	(272)
Gain on sale of investment in a communications company	125
Gain on sale of investment in a system design software company	132
Venture capital funds write-down	(90)

Total (restated)	$10,584

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

The above transactions closed on July 25, 2003. In addition, on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the first quarter of 2004. Because XGI was a new company that merged two businesses with an uncertain future and its equity securities were not traded on a quoted exchange, the Company recognized a gain on the above transactions based on the actual cash received and retained by the Company, and no value was attributed to the Company’s remaining 20% equity interest in XGI. As of June 30, 2005, the Company owned approximately 12.07% of the equity interest in XGI.

See Note 2 for the details of the restatement.

During the fiscal year ended June 30, 2003 the Company recognized a net loss on investments totaling $5.0 million as follows (in thousands):

Optical applications company	$(987)
Fiber optic technology company	(151)
Circuit design company	(500)
Analog circuit design company	(753)
Optical networking company	(831)
Broadband networking company	(1,370)
Software development company	(110)
Venture capital funds write-down	(460)
System design software company	167

Total	$(4,995)

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
7.	Comprehensive Income (Loss)

Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of June 30, 2005 and June 30, 2004 related to unrealized loss and unrealized gain, net of tax of $3.6 million and $2.6 million as of June 30, 2005 and 2004, respectively, on the Company’s investment in UMC. $5.3 million and $3.9 million of unrealized gain on the Company’s UMC investment was recorded in fiscal years ending 2005 and 2004, respectively.
8.	Income Taxes

The components of loss before income taxes are as follows:

	Year Ended June 30,
(in thousands)	2005	2004	2003
		Restated
Income (loss) subject to domestic income taxes only	$(6,857)	$(879)	$(4,643)
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	(2,251)	13,961	(19,075)

	$(9,108)	$13,082	$(23,718)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
(in thousands)	2005	2004	2003
Current:
Federal	$197	$2,171	$—
State	2	1	—
Foreign	1,227	532	—

	$1,426	$2,704	$—

Deferred:
Federal	(197)	—	915
State	—	—	131
Foreign	197

	—	—	1,046

	$1,426	$2,704	$1,046

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
The deferred tax assets (liabilities) are comprised of the following:

	June 30,
(in thousands)	2005	2004
Deferred tax assets:
Reserves and accruals	$856	$1,599
Research and development credits	12,856	11,082
Net operating losses	18,874	8,337
Other	3,857	–

Deferred tax assets	36,443	21,018
Valuation allowance	(30,273)	(15,415)

Deferred tax assets, net	6,170	5,603

Deferred tax liabilities:
Capital gains not recognized for tax	(3,561)	(2,680)
Unremitted earnings of foreign subsidiaries	(5,972)	(5,603)
Other	(198)	(14)

Deferred tax liabilities	(9,731)	(8,297)

	$(3,561)	$(2,694)

As of June 30, 2005, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $48.4 million and $38.1 million, respectively. Federal and state net operating losses will begin to expire in fiscal year ending 2014 and 2005, respectively. Federal and state tax-credit carryforwards were $7.3 million and $5.5 million, respectively. Federal tax credits will begin to expire in fiscal year ending 2017.
Approximately $16.3 million of the valuation allowance relates to stock option deductions that, when recognized, will result in a credit to shareholders’ equity.
The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year ended June 30,
	2005	2004
Federal statutory rate	(35.0)%	35.0%
State taxes, net of federal tax benefit	(4.9)	5.0
Research and development credit	(18.9)	(1.0)
Foreign rate differential	24.3	(9.2)
Valuation allowance	50.2	(9.1)

Effective income tax rate	15.7%	20.7%

The Company has fully provided for U.S. federal income and foreign withholding taxes on a non-U.S. subsidiary’s undistributed earnings of approximately $14.9 million as of June 30, 2005. No material provision has been made for taxes that might be payable upon remittance of the Company’s non-U.S. subsidiaries’ undistributed earnings of approximately $53.0 million as of June 30, 2005, which are indefinitely reinvested in foreign operations.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
9.	Stock-Based Compensation

Stock Purchase Plans. In October 2001, the Board of Directors of the Company (the “Board”) adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”), under which 750,000 shares of the Company’s common stock were reserved for sale to employees, and the shareholders approved this plan in December 2001. The 2001 ESPP replaced the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). An aggregate of 299,000 shares have been issued under the 2001 ESPP. The 2001 ESPP was suspended in April 2005 pending further study of the plan’s financial impact under Statement of Financial Accounting Standards No. 123 (revised 2004) and may be resumed in the future. The Board adopted the 1998 ESPP in October 1998 and the stockholders approved it in December 1998, reserving 500,000 shares of the Company’s common stock for sale to employees. The 1998 ESPP replaced the 1992 Employee Stock Purchase Plan, which was terminated on October 31, 1998. Shares under these plans were generally purchased by employees through payroll deductions. Employees of the Company who were based outside the United States participated by making direct contributions to the Company for the purchase of stock. Such payroll deductions or direct contributions could not exceed 10% of an employee’s compensation. The purchase price per share at which the shares of the Company’s common stock were sold in offerings under these plans equaled 85% of the lesser of the fair market value of the common stock on the first or the last day of an offering period, which was generally a period of six months. During fiscal years 2005, 2004 and 2003, 7,000, 20,000 and 220,000 shares, respectively, were issued under the 2001 ESPP.

Stock Options in TMI. The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At June 30, 2005, there were 8,053,000 shares of common stock reserved for issuance upon exercise of the stock options. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors. All TMI options granted during fiscal years ended June 2005, 2004 and 2003, were granted at exercise prices equal to the fair values of the common stock on the date of grant.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
     The following table summarizes TMI’s option activities for the years ended June 30, 2003, 2004 and 2005:

	Options		Weighted Average	Outstanding
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option
Balance at June 30, 2002	2,302	5,737		$1.75-$22.92
Additional shares reserved	1,013	—
Plan shares expired	(368)	—
Options granted	(1,647)	1,647	$2.88	$1.85-$4.13
Options exercised	—	(377)	$2.61	$1.75-$5.17
Options canceled	308	(308)	$2.83	$2.33-$6.50

Balance at June 30, 2003	1,608	6,699		$1.75-$22.92
Additional shares reserved	—	—
Plan shares expired	(126)	—
Options granted	(350)	350	$11.86	$10.43-$13.77
Options exercised	—	(1,869)	$2.83	$1.75-$9.50
Options canceled	648	(648)	$2.94	$1.85-$9.50

Balance at June 30, 2004	1,780	4,532		$1.75-$22.92
Additional shares reserved	2,934	—
Plan shares expired	(18)	—
Options granted (TMI)	(174)	174	$15.72	$10.70-$18.61
Options granted (TTI)	(2,934)	2,934	$1.57	$1.57-$1.57
Options exercised	—	(1,175)	$2.70	$1.75-$6.00
Options canceled	60	(60)	$2.54	$1.57-$3.04

Balance at June 30, 2005	1,648	6,405		$1.57-$22.92

At June 30, 2005, 2004 and 2003, options for 2,468,000, 2,874,000, and 3,789,000 shares of common stock were vested but not exercised, respectively.
The following table summarizes information about TMI stock options outstanding at June 30, 2005 (in thousands except per share data):

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(thousands)	Contractual Life	Exercise Price	(thousands)	Exercise Price

$ 1.57 - $ 1.57	2,916	8.6	$1.57	34	$1.57
$ 1.75 - $ 2.88	1,511	4.6	$2.42	1,382	$2.45
$ 2.93 - $ 5.17	1,384	6.8	$3.58	934	$3.67
$ 6.33 - $18.61	572	8.6	$12.91	96	$11.73
$22.92 - $22.92	22	0.4	$22.92	22	$22.92

$ 1.57 - $22.92	6,405	7.2	$3.29	2,468	$3.44

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
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
All TTI options were granted at exercise prices below the fair values of the TTI Common Stock on the date of grant. The options held by TTI option holders were assumed as a part of the acquisition of minority interest (Note 10), and as a result, non-qualified options to purchase approximately 2.8 million Company common shares were issued at an exercise price of $1.57 per share, and with the same term and vesting provisions as the TTI options (a total term of ten years from the date of the original grant by TTI). Of the 2.8 million Company common shares issued, approximately 0.7 million were granted to employees during the course of fiscal 2005 and the balance were outstanding at the beginning of the fiscal year. Also during the course of the year the equivalent of 0.5 million Company shares, which were previously TTI options, were exercised into TTI stock and then exchanged for TMI shares and 0.1 million were cancelled. The incremental intrinsic value of the unvested options, totaling approximately $31.7 million, has been recorded as additional deferred stock based compensation resulting in a total deferred compensation balance of $ 43.1 million, from what were originally TTI option grants as of March 31, 2005. The deferred stock based compensation will be amortized over the remaining vesting period on a straight-line basis. The amortization of $9.5 million was recorded during the year ended June 30, 2005. The estimated amortization expense in the next 3 years and thereafter is as follows:

For the year ending: (in thousands)
June 30, 2006	$16,430
June 30, 2007	13,203
June 30, 2008 and thereafter	6,647

Total	$36,280

10. Purchase of minority interest in subsidiaries
In the twelve months ended June 30, 2005, in a series of steps the Company acquired approximately 20% of the equity interests in TTI from minority shareholders of TTI for approximately $6.1 million in cash and the issuance of approximately 1.9 million Trident Microsystems, Inc. shares. The average value of the share consideration issued was $16.78 per share and was based upon the average of the closing market prices of the Company’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction.
These transactions were accounted for as purchase transactions in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The total purchase price was allocated to net tangible assets acquired, in-process research and development and the tangible and identifiable intangible assets assumed on the basis of their fair values on the date of acquisition. The following tables summarize the components of the estimated total purchase price and the allocation (in thousands):

Fair value of Trident Microsystems, Inc. common stock	$31,146
Cash	6,145
Transaction costs	501

Total purchase price	$37,792

Purchase price allocation:
Net tangible assets acquired	$6,154
In-process research and development	5,171
Inventory write-up	366
Customer relationships	2,144
Core and developed technologies	23,957

Total purchase price	$37,792

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2005, the Company holds 99.93% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV“ ™) and High Definition Television (HDTV ™), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV™ and HDTV™ products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV™ and HDTV™ products technology are under development and require additional software and hardware development. The Company determined the value of IPR&D using a valuation analysis from an independent appraiser and by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 23%. In calculating the value of the IPR&D, the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology.
As of June 30, 2005, the Company continues to expect the above projects to be completed by the end of December 2005.
All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired including DPTV and HDTV product technologies, and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. Intangible assets amortization was recorded during the year ended June 30, 2005 in the amount of $1.1 million. The estimated amortization expense in the next 5 years and thereafter is as follows:

For the year ending:
(in thousands)
June 30, 2006	$5,453
June 30, 2007	6,336
June 30, 2008	5,595
June 30, 2009	3,592
Thereafter	3,644

Total	$24,620

The options held by TTI option holders were assumed as a part of the acquisition, and as a result, non-qualified options to purchase approximately 2.8 million Company common shares were issued at an exercise price of $1.57 per share, and with the same term and vesting provisions as the TTI options (a total term of ten years from the date of the original grant by TTI). The incremental intrinsic value of the unvested options, totaling approximately $31.7 million, has been recorded as additional deferred stock compensation and brought the total deferred compensation balance to $ 43.1 million all stemming from what were originally TTI option grants as of March 31, 2005. These will be amortized over the remaining vesting period on a straight-line basis. $9.5 million in stock-based compensation amortization was recorded during the year ended June 30, 2005. The estimated amortization expense in the next 3 years and thereafter is as follows:

For the year ending: (in thousands)
June 30, 2006	$16,430
June 30, 2007	13,203
June 30, 2008 and thereafter	6,647

Total	$36,280

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
The following table represents unaudited pro forma financial information for the twelve months ended June 30, 2005 and 2004 had the Company completed the acquisition of minority interests as of July 1, 2003. The pro forma results include the effects of the amortization of identifiable intangible assets and deferred stock-based compensation. The pro forma results exclude $366,000 for the cost of goods sold regarding the inventory write-up, and $5.2 million for in-process research and development charges, for the twelve months ended June 30, 2005. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	For the Twelve Months Ended:
(In thousands except per share amounts, unaudited)	June 30, 2005	June 30, 2004
Revenue	$69,011	$52,551

Pro forma net loss	$(11,661)	$(10,146)

Pro forma net loss per share — basic and fully diluted	$(0.46)	$(0.42)

Shares used in calculating basic and fully diluted amounts	25,565	24,205
11.	Preferred Rights Agreement

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

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
12.	Segment Information

Subsequent to the transfer of its graphics division to XGI in July 2003, the Company operates in only one reportable segment: digital media. Accordingly, certain comparative amounts were reclassified to conform with current period presentation.

The following is a summary of the Company’s segment information (in thousands):

	Digital Media
Year Ended June 30, 2005	(TTI)	Graphics	Other	Total
Revenues	$67,580	$—	$1,431	$69,011
Operating income (loss)	3,694	—	(12,595)	(8,901)

	Digital Media
Year Ended June 30, 2004	(TTI)	Graphics	Other	Total
Revenues	$50,119	$—	$2,432	$52,551
Operating income (loss)	10,602	—	(6,168)	4,434

	Digital Media
Year Ended June 30, 2003	and TTI	Graphics	Other	Total
Revenues	$25,875	$26,247	$630	$52,752
Operating income (loss)	592	(16,779)	(10)	(16,197)
Unallocated general and administrative expenses	—	—	(2,257)	(2,257)
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
The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Others	Consolidated
Fiscal Year 2005:
Product sales	$204	$5,318	$21,190	$30,176	$10,461	$1,662	$69,011
Long-lived assets	312	234	—	1,608	—	—	2,154

Fiscal Year 2004:
Product sales	$213	$7,492	$3,567	$30,465	$10,012	$802	$52,551
Long-lived assets	285	419	—	1,668	—	—	2,372

Fiscal Year 2003:
Product sales	$67	$6,768	$22,803	$16,287	$4,077	$2,750	$52,752
Long-lived assets	816	356	—	1,617	—	—	2,789
Product sales are attributed to countries based on delivery locations. Long-lived assets comprise property and equipment.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
13.	Commitments and Concentration of Sales and Credit Risk

Building Leases. The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2008. Rental expense for the years ended June 30, 2005, 2004 and 2003 was $2.8 million, $2.5 million and $2.3 million, respectively. Future minimum lease payments under non-cancelable operating leases at June 30, 2005 were as follows (in thousands):

Years ending June 30:
2006	$2,500
2007	900
2008	200

Total minimum lease payments	$3,600

Concentration of Sales and Credit Risks. The following table shows the percentage of our revenues in the years ended 2005, 2004 and 2003 that was derived from customers who individually accounted for more than 10% of revenues in that year:

Customer	2005	2004	2003

A)	—	—	43%
B)	14%	23%	11%
C)	—	16%	—
D)	10%	15%	—
E)	22%	—	—
With regard to concentration of credit risk, one customer accounted for 53% of accounts receivable as of June 30, 2005. Five customers accounted for 35%, 22%, 19%, 16% and 14% of accounts receivable as of June 30, 2004.

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

14.	Contingencies

From time to time, the Company may be involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. In the event of any adverse decision in litigation with third parties that could arise in the future with respect to patents, other intellectual property rights relevant to its products and defective products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology.

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
Interim Financial Information (Unaudited)
The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 2005 and 2004. See Note 1 to the Consolidated Financial Statements for an explanation of the computation of basic and diluted net income (loss) per share.
SUPPLEMENTAL AND QUARTERLY CONSOLIDATED FINANCIAL DATA

		FISCAL 2005	QUARTER ENDED
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	SEPTEMBER 30
Revenues	$20,886	$16,136	$15,387	$16,602
Gross profit	10,213	8,966	8,499	9,184
Income (loss) from operations	(6,570)	(4,041)	(378)	2,088
Net Income (loss)	(6,855)	(4,515)	(546)	1,382
Net income (loss) per share — basic	(0.27)	(0.19)	(0.02)	0.06
Net income (loss) per share — diluted	(0.27)	(0.19)	(0.02)	0.04

		FISCAL 2004	QUARTER ENDED	SEPTEMBER 30
(in thousands, except per share data)	JUNE 30	MARCH 31	DECEMBER 31	Restated
Revenues	$12,646	$13,846	$16,227	$9,832
Gross profit	7,148	7,832	8,924	4,973
Income (loss) from operations	810	1,181	2,575	(132)
Net Income	989	2,489	1,431	5,469
Net income per share — basic	0.04	0.11	0.06	0.25
Net income per share — diluted	0.04	0.10	0.06	0.23
Restatement of Financial Results for the Quarter Ended September 30, 2003, the six months ended December 31, 2003 and the nine months ended March 31, 2004.
In addition the selected quarterly financial information set forth below shows the impact of the correction of this error on the Company’s financial results for the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004. See Note 2 to the Consolidated Financial Statements for additional information on the restatement.
The following table shows the effect of the restatement on previous fiscal 2004 interim reporting:

	Three months ended		Six months ended		Nine months ended
	September 30, 2003		December 31, 2003		March 31, 2004
	As reported	As restated	As reported	As restated	As reported	As restated
Gain on investments, net	$7,205	$7,995	$7,120	$7,910	$9,061	$9,851

Net Income	$4,679	$5,469	$6,111	$6,901	$8,600	$9,390

Basic net income per share	$0.22	$0.25	$0.28	$0.31	$0.39	$0.42

Diluted net income per share	$0.19	$0.23	$0.25	$0.28	$0.35	$0.38

Trident Microsystems, Inc.
Notes to Consolidated Financial Statements
Schedule II
Valuation and Qualifying Accounts
(in thousands)
Allowance for doubtful accounts and sales returns:

		Sales Returns
	Balance at	Charged to		Balance at
For the	Beginning	Costs and		End
Year Ended	Of Period	Expenses	Deductions	Of Period
June 30, 2003	$2,102	99	1,592	$609
June 30, 2004	609	—	309	300
June 30, 2005	300	113	—	413

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Quarterly Evaluation of Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2005, in response to the matters discussed in Note 2 to the consolidated financial statements in Item 8, the Company corrected its accounting for the sale of TTI common stock to a third party. The Company implemented controls to ensure that the calculation of minority interest is reviewed and accounted for appropriately. Except as described above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
          The Company’s Insider Trading Policy allows stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934 (“Rule 10b5-1). In August 2004, the Company’s Chief Executive Officer, Mr. Frank Lin, established a Rule 10b5-1 sales plan which specifies the trading period, the number of shares of common stock to be sold and the prices and conditions under which such shares may be sold. Under the trading plan, Mr. Lin could sell up to an aggregate of up to approximately 58% of his combined holdings and options of approximately 2,750,000 shares, or 1,600,000 shares half of which are held long and half of which are acquirable under options to purchase common stock. The plan began to trade shares above certain price levels in November 2004, and extended over one year, subject to certain limits established in terms of a maximum number of shares that can be sold in any one month. Under the trading plan, an independent broker executed the trades pursuant to specific selling instructions provided by Mr. Lin at the time the plan was established. Subject to certain procedures and limitations, the plan could also be modified or extended by Mr. Lin in the future. As of July 2005, after having sold approximately 1,100,000 shares under the plan Mr. Lin terminated the plan.
          As of September 1, 2005, no other directors or employees have executed a rule 10-b5-1 trading plan. However, the Company believes that additional directors, officers and certain key employees may establish trading plans under Rule 10b5-1 in the future. The Company does not undertake any obligation to update or revise the Company’s disclosure regarding plans currently in effect, or plans which may be modified in the future or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.

PART III
Item 10. Directors and Executive Officers of the Registrant
          The information required by Item 401 of Regulation S-K is incorporated by reference from the definitive proxy statement for the Company’s 2004 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”) under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. — Management.” Information relating to the Company’s executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”
          The information required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS—Section 16(a) Beneficial Ownership Reporting Compliance.”
          The information required by Item 406 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. — Committee Charters and Other Corporate Governance Materials.”
Item 11. Executive Compensation
          The information required by this Item is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION AND OTHER MATTERS.”
Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 2002 Stock Option Plan (the “2002 Plan”), the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”) and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Options to purchase our common stock remain outstanding under two compensation plans which have expired or been terminated: the 1992 Stock Option Plan (the “1992 Plan”) and the 1994 Outside Directors Stock Option Plan (the “1994 Plan”). In addition, we have reserved shares for issuance upon the exercise of options to purchase common stock of TTI assumed by the Company in connection with the TTI Acquisition. All such plans and the assumption of TTI options have been approved by stockholders except the 1996 Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2005:

				Number of shares
				remaining available for
				future issuance
	Number of shares to			under equity
	be issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding shares
	outstanding options,		outstanding options,	reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	4,908,145	(1)	$2.91	1,213,065	(2)
Equity compensation plans not approved by stockholders(3)	1,497,408		$4.54	885,211
Total	6,405,553		$3.29	2,098,276

(1)	Includes 1,552,594 shares that are reserved and issuable upon exercise of options outstanding under the 1992 Plan, which expired on October 16, 2002, 189,451 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 250,000 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan and 2,916,100 shares that are reserved and issuable upon exercise of options outstanding under the TTI Plan.

(2)	Includes 450,565 shares reserved for future issuance under the Purchase Plan and 762,500 shares reserved future issuance under the 2002 Plan.

(3)	Consists of shares subject to options that are outstanding or may be issued pursuant to the 1996 Plan.
Material Features of the 1996 Nonstatutory Stock Option Plan
As of June 30, 2005, we had reserved an aggregate of 6,150,000 shares of Common Stock for issuance under the 1996 Plan, of which 885,211 shares remained available for future grant on such date. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not officers or directors of the Company, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of the Company with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan is not required to be and has not been approved by the Company’s stockholders.
The information required by Item 403 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “INFORMATION ABOUT TRIDENT MICROSYSTEMS, INC. –Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
          The information required by this Item is incorporated by reference from the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 14. Principal Accountant Fees and Services
          The information required by this Item is incorporated by reference from the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS — Principal Accountant Fees and Services and Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”
          The following is a summary of the fees billed by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended June 30, 2005 and 2004 (in thousands):

	Fiscal Year
Fee Category	2005	2004
Audit	$715,000	$292,000
Audit-related	61,000	74,000
Tax	157,000	122,000
All other fees	2,000	—

Total fees	$935,000	$488,000

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

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     (a) The following documents are filed as part of this report:

3. Exhibits:

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(13)

3.3	Amended and Restated Bylaws.(12)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(7)

24.1	Power of Attorney (see signature page.)(7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer (7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

11.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Edmunds as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

Dated: September 13, 2005	/s/ FRANK C. LIN

Frank C. Lin
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 13, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Frank C. Lin	President, Chief Executive Officer and Chairman of

(Frank C. Lin)	the Board (Principal Executive Officer)

/s/ John S. Edmunds	Chief Financial Officer

(John S. Edmunds)

/s/ Peter Jen	Senior Vice President, Asia Operations and Chief

(Peter Jen)	Accounting Officer

/s/ Glen M. Antle	Director

(Glen M. Antle)

/s/ Yasushi Chikagami	Director

(Yasushi Chikagami)

/s/ John Luke	Director

(John Luke)

/s/ Millard Phelps	Director

(Millard Phelps)

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (10)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (10)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (10)

3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(13)

3.3	Amended and Restated Bylaws.(12)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14	Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

21.1	List of Subsidiaries.(7)

23.1	Consent of Independent Registered Public Accounting Firm.(7)

24.1	Power of Attorney (see signature page.)(7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer (7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768), except that Exhibit 3.2 is incorporated from Exhibit 3.4.

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 25, 2003.

11.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.