Form 10-Q
period 2005-09-30
TRIDENT MICROSYSTEMS INC
filed 2005-11-09
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ______________________
Commission file number: 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0156584

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
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
Yes ☐                      No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2005 was 26,523,064.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$52,871	$37,598
Short-term investment — UMC	53,143	54,555
Accounts receivable, net	6,092	6,317
Inventories	5,006	2,735
Prepaid expenses and other current assets	2,439	2,308

Total current assets	119,551	103,513

Property and equipment, net	2,675	2,154
Intangible assets, net	23,429	24,620
Investments — other	2,746	3,200
Other assets	1,771	1,397

Total assets	$150,172	$134,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,645	$6,678
Accrued expenses and other liabilities	10,972	10,009
Deferred income taxes	2,825	3,561
Income taxes payable	6,767	5,181

Total current liabilities	33,209	25,429
Minority interests in subsidiaries	3	20

Total liabilities	33,212	25,449

Stockholders’ equity:
Common stock and additional paid-in capital	93,543	125,959
Deferred stock-based compensation	—	(36,280)
Retained earnings	19,180	14,415
Accumulated other comprehensive income	4,237	5,341

Total stockholders’ equity	116,960	109,435

Total liabilities and stockholders’ equity	$150,172	$134,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$33,204	$16,602
Cost of revenues	14,454	7,418
Cost of revenues — amortization of intangible assets	1,192	—

Gross profit	17,558	9,184
Research and development expenses	7,357	4,738
Sales, general and administrative expenses	4,817	2,358

Income from operations	5,384	2,088
(Loss) gain on investments, net	(101)	401
Interest and other income (expenses), net	512	99
Minority interests in subsidiaries	—	(589)

Income before income taxes	5,795	1,999
Provision for income taxes	1,201	617

Net income	4,594	1,382
Cumulative effect of change in accounting principle	171	—

Net income	$4,765	$1,382

Basic net income per share
Prior to cumulative effect of change in accounting principle	$0.17	$0.06
Cumulative effect of change in accounting principle	0.01	—

Basic net income per share	$0.18	$0.06

Shares used in computing basic per share amounts	26,280	22,914

Diluted net income per share
Prior to cumulative effect of change in accounting principle	$0.15	$0.04
Cumulative effect of change in accounting principle	0.01	—

Diluted net income per share	$0.16	$0.04

Shares used in computing diluted per share amounts	30,220	25,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,765	$1,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	221	275
Provision for doubtful accounts and sales returns	(113)	—
Loss (gain) on investments, net	101	(401)
Stock-based compensation expense	1,568	216
Amortization of intangible assets	1,229	—
Minority interests in subsidiaries	4	589
Cumulative effect of change in accounting principle	(171)	—
Changes in assets and liabilities:
Accounts receivable	338	(72)
Inventories	(2,271)	420
Prepaid expenses and other current assets	(131)	(859)
Accounts payable	5,967	865
Accrued expenses and other liabilities	1,316	(707)
Income taxes payable	1,158	608

Net cash provided by operating activities	13,981	2,316

Cash flows from investing activities:
Proceeds from sale of minority interests shares	—	877
Proceeds from sale of other long-term investments	—	22
Purchase of minority interests in subsidiaries	(59)	—
Other assets	(374)	(982)
Purchase of property and equipment	(742)	(252)

Net cash used in investing activities	(1,175)	(335)

Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	2,467	246
Proceeds from exercise of options in TTI	—	690

Net cash provided by financing activities	2,467	936

Net increase in cash and cash equivalents	15,273	2,917
Cash and cash equivalents at beginning of period	37,598	32,488

Cash and cash equivalents at end of period	$52,871	$35,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Note 1. The Company
     Trident Microsystems, Inc. and its subsidiaries (collectively the “The Company”) designs, develops and markets integrated circuits for videographics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market. The Company’s digital media operations are primarily conducted by the Company’s 99.99% owned subsidiary, Trident Technologies, Inc. (“TTI”).
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
     In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.
     The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year which ends June 30, 2006.
Note 3. Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 49% and 27% of revenues in the three months ended September 30, 2005 and 2004, respectively, were recognized upon sales through distributors. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Note 4. Inventories
     Inventories consisted of the following (in thousands):

	September 30, 2005	June 30, 2005
Work in process	$2,592	$1,569
Finished goods	2,414	1,166

	$5,006	$2,735

Note 5. Net income Per Share
     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by 1) adjusting the net income by any additional potential minority interests which would result from additional dilution from subsidiary stock option exercises and 2) dividing the adjusted net income by the weighted average number of outstanding shares of common stock plus potential common stock shares. The calculation of diluted net income per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.
Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations are as follows:

	Three Months Ended
(in thousands, except per share data)	2005	2004

Net income	$4,765	$1,382
Adjustments related to outstanding options in TTI	—	(280)

Net income used in computing diluted net income per share	$4,765	$1,102

Shares used in computing basic per share amounts	26,280	22,914
Dilutive potential common shares	3,940	2,278

Shares used in computing diluted per share amounts	30,220	25,192

Basic net income per share	$0.18	$0.06

Diluted net income per share	$0.16	$0.04

Potential common shares not included in the calculation because they are antidilutive	933	197

Note 6. Stock-based compensation
     Prior to July 1, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and complied with the disclosure provisions of Statements of SFAS123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.
     On July 1, 2005 the Company adopted SFAS123(R) “Share Based Payment” and its related Implementation guidance in accounting for stock-based employee compensation arrangements. This

Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
     The Company has decided to use the Modified Prospective Application (MPA) method. By using the MPA, Trident did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS123(R), i.e. July 1, 2005, and any portion of options that were granted after December 15, 1994 and have not vested by July 1, 2005. The Company uses a Black-Scholes option pricing model for calculating its option grant date fair value under SFAS123(R).
     The valuation model for stock compensation expense requires the company to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     The following actual assumptions are used in the current calculation: volatility for the period is equal to 69.21%, average risk free interest rate of 4.06%, the expected term is 5 years, and the dividend rate is zero, The Company recorded $1.6 million in stock option compensation expense for three months ended September 30, 2005. In the three months ended September 30, 2005, with the adoption of SFAS123(R) the deferred stock compensation cost of $36.3 million based on APB25 as of June 30, 2005 was reversed to against paid-in-capital. Total compensation cost of options granted but not yet vested as of September 30, 2005 was $26.6 million, which is expected to be recognized over the weighted average period of 3 years.
     The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 on unvested awards for which an expense had already been recorded. The Company had previously announced in our earnings press release dated October 26, 2005 that its financial results for the quarter ended September 30, 2005 included a charge of $171,000 or $.01 loss per diluted share for the cumulative effect of a change in accounting principal related to our adoption of SFAS 123R. After further review and analysis of the available guidance for calculating the cumulative effect when using the “modified prospective” approach under SFAS 123R, the Company came to the conclusion that the cumulative effect was more properly represented as a credit of $171,000 or approximately $.01 of additional income per share. The correction has been made in the financial statements as included in this Form 10Q and the financial information discussed herein.

     The application of SFAS 123(R) had the following effect on the three months ended September 30, 2005 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands except per share amounts):

	Using Previous	SFAS123(R)	As
	Accounting	Adjustments	Reported
Income from operations	$657	$4,727	$5,384
Income before income taxes	1,068	4,727	5,795
Income(loss) before cumulative effect of change in accounting principle	(133)	4,727	4,594
Net income(loss)	(133)	4,898	4,765

Basic income(loss)
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.18	$0.17
Cumulative effect of change in accounting principle	0.00	0.01	0.01

	$(0.01)	$0.19	$0.18

Diluted income(loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.01)	$0.16	$0.15
Cumulative effect of change in accounting principle	0.00	0.01	0.01

	$(0.01)	$0.17	$0.16

     For the three months ended September 30, 2004 net income per share would have been changed to the pro forma amounts below with stock compensation expense accounted for under SFAS123.

Three months ended
September 30,
(in thousands, except per share amounts)	2004

Net income as reported	$1,382
Stock-based compensation included in reported net income under APB 25	216
Less: Stock-based compensation expense determined under fair value based method under SFAS 123	(728)

Pro forma net income	$870

As reported:
Basic net income per share	$0.06

Diluted net income per share	$0.04

Pro forma:
Basic net income per share	$0.04

Diluted net income per share	$0.03

     In the three months ended September 30, 2004, the fair value of Trident Microsystems options issued pursuant to our employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield equal to 0.0%, volatility of 68.68%, average risk-free interest rate of 3.45%, and expected life of 5 years.
     The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At September 30, 2005, there were 7,434,000 shares of common stock reserved for issuance upon exercise of the stock options. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors. All TMI options granted during the three months ended September 30, 2005 and fiscal years ended June 30, 2005, and 2004 were granted at exercise prices equal to the fair values of the common stock on the date of grant. All TTI options were granted at exercise prices below the fair values of the TTI Common Stock on the date of grant. These options were assumed as part of the acquisition of minority interest (Note 9) and as a result, there were no TTI options outstanding as of June 30, 2005 and September 30, 2005.
The following table summarizes TMI’s option activities for the three months ended September 30, 2005 and years ended June 30, 2005, and 2004:

	Options		Weighted Average	Exercise
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option
Balance at June 30, 2003	1,608	6,699		$1.75-$22.92
Additional shares reserved	—	—
Plan shares expired	(126)	—
Options granted	(350)	350	$11.86	$10.43-$13.77
Options exercised	—	(1,869)	$2.83	$1.75-$9.50
Options canceled	648	(648)	$2.94	$1.85-$9.50

Balance at June 30, 2004	1,780	4,532		$1.75-$22.92
Additional shares reserved	2,934	—
Plan shares expired	(18)	—
Options granted (TMI)	(174)	174	$15.72	$10.70-$18.61
Options granted (TTI)	(2,934)	2,934	$1.57	$1.57-$1.57
Options exercised	—	(1,175)	$2.70	$1.75-$6.00
Options canceled	60	(60)	$2.54	$1.57-$3.04

Balance at June 30, 2005	1,648	6,405		$1.57-$22.92
Additional shares reserved	—	—
Plan shares expired	(16)	—
Options granted (TMI)	(1,011)	1,011	$24.15	$22.68-$31.88
Options exercised	—	(603)	$4.09	$1.57-$22.92
Options canceled	27	(27)	$3.10	$1.57-$10.43

Balance at September 30, 2005	648	6,786		$1.57-$31.88

As of September 30, 2005, June 30, 2005, and 2004, options for 2,691,000, 2,468,000, and 2,874,000 shares of common stock were vested but not exercised, respectively.
The following table summarizes information about TMI stock options outstanding at September 30, 2005 (in thousands except per share data):

Options Outstanding						Options Exercisable
			Number	Weighted Average	Weighted	Number	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			(thousands)	Contractual Life	Exercise Price	(thousands)	Exercise Price

$1.57	—	$1.57	2,810	8.3	$1.57	603	$1.57
$1.75	—	$2.93	1,562	4.5	$2.52	1,561	$2.52
$2.97	—	$17.50	1,362	7.5	$6.89	512	$4.94
$17.98	—	$31.88	1,050	9.6	$23.97	15	$22.92
$31.88	—	$31.88	2	9.9	$31.88	—	—

$1.57	—	$31.88	6,786	7.5	$6.33	2,691	$2.88

Note 7. Investment in UMC
     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired

UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC, and has subsequently received approximately 43.6 million additional shares as a result of stock dividends including 7.7 million shares received in August 2005. The last time the Company sold shares was in the year ended June 30, 2004 when the Company sold 7.3 million shares for cash of $7.4 million, resulting in a gain of $2.7 million. As of September 30, 2005, the Company owned approximately 82.8 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. Shares of the Company’s UMC investment are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of September 30, 2005, the UMC shares are treated as available-for-sale securities and are classified as short-term investments.
     Due to a decrease in the market value of UMC’s stock price from July 1, 2005 to September 30, 2005, a decrease in accumulated other comprehensive income of $1.1 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The $1.1 million is equal to a $1.8 million decrease in the market value of the Company’s short-term investment in UMC from July 1, 2005 to September 30, 2005, less deferred income taxes of $0.7 million relating to the unrealized loss. A cash dividend from UMC in the amount of $245,000 was received during the three months ended September 30, 2005.
Note 8. (Loss) gain on investments, net
     During the quarter ended September 30, 2005, the Company recognized a net loss on investments totaling $101,000, based on the latest assessment made on the financial information available from the investee companies.
     During the quarter ended September 30, 2004, the Company recognized a net gain on investments totaling $401,000 as follows:

Gain on sale of TTI stock	$694,000
Gain on sale of ADSL Company stock	22,000
Broadband services company write-off	(275,000)
Circuit design company write-off	(40,000)

Total	$401,000

During the quarter ended September 30, 2004 the Company sold 330,000 shares of its subsidiary Trident Technology, Inc. (TTI) for cash of $877,000 resulting in a gain of $694,000. The Company also received additional cash of $22,000 for an ADSL company which had been previously liquidated.
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
Note 9. Purchase of minority interest in subsidiaries
     As of September 30, 2005, in a series of steps over a twelve month period, the Company acquired approximately 20% of the equity interests in TTI from minority shareholders of TTI for approximately $6.2 million in cash and the issuance of approximately 1.9 million Trident Microsystems, Inc. shares of common stock. The average value of the share consideration issued was $16.78 per share and was based upon the average of the closing market prices of the Company’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction.
     These transactions were accounted for as purchase transactions in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The total purchase price was allocated to net tangible assets acquired, in-process research and development and the tangible and identifiable intangible assets assumed on the basis of their fair values on the dates of acquisition. The following tables summarize the components of the estimated total purchase price and the allocation (in thousands):

Fair value of Trident Microsystems, Inc. common stock	$31,146
Cash	6,204
Transaction costs	501

Total purchase price	$37,851

Purchase price allocation:
Net tangible assets acquired	$6,175
In-process research and development	5,171
Inventory write-up	366
Customer relationships	2,147
Core and developed technologies	23,992

Total purchase price	$37,851

     As of September 30, 2005, the Company holds 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV” ™) and High Definition Television (HDTV ™), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV™ and HDTV™ products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV™ and HDTV™ products technology is under development and require additional software and hardware development. The Company determined the value of IPR&D by estimating the net cash flows from potential sales of the products resulting from completion of several projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 23%. In calculating the value of the IPR&D, the Company gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. As of September 30, 2005, the Company continues to expect the above projects to be completed by the end of December 2005.
All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired including, DPTV and HDTV product technologies, and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. Amortization of identifiable intangible assets was recorded during the three months ended September 30, 2005 in the amount of $1.2 million. The estimated amortization expense in the next 5 years and thereafter is as follows:

For the period ending:
(in thousands)
June 30, 2006	$4,239
June 30, 2007	6,345
June 30, 2008	5,602
June 30, 2009	3,596
Thereafter	3,647

Total	$23,429

The following table represents unaudited pro forma financial information for the three months ended September 30, 2005 and 2004 had the Company completed the acquisition of minority interests as of July 1, 2004. The pro forma results include the effects of the amortization of identifiable intangible assets. The unaudited pro forma financial information is presented assuming the adoption of SFAS 123(R), and is for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	For the Three Months Ended:
	September 30,	September 30,
	2005	2004
(In thousands except per share amounts, unaudited)

Revenue	$33,204	$16,602

Pro forma net income	$4,472	$1,118

Pro forma net income per share — fully diluted	$0.15	$0.04

Shares used in calculating fully diluted amounts	30,220	27,048
Note 10. Comprehensive Income (Loss)
     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on the short-term investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of September 30, 2005 and June 30, 2005, respectively, related to unrealized gains, net of tax, of $4.2 million and $5.3 million on its investments in UMC. Unrealized losses of $1.1 million and $3.9 million were recorded in the three months ended September 30, 2005 and 2004, respectively.
Note 11. Segment information and concentration of credit risk
The Company operates in only one reportable segment: digital media.
The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Three months ended September 30, 2005	$191	$2,685	$12,819	$6,132	$10,553	$824	$33,204
2004	$1	$1,918	$4,438	$9,169	$521	$555	$16,602

Long-lived assets:
As of September 30, 2005	463	250	—	1,962	—	—	2,675

As of June 30, 2005	312	234	—	1,608	—	—	2,154
Revenues are attributed to countries based on delivery locations of our product sales. Long-lived assets comprise property and equipment.
In the three months ended September 30, 2005, sales to three customers, Samsung, Midoriya (Sony) and Tomen (Sharp) each accounted for more than 10% of total revenues, respectively. In the three months ended September 30, 2004, sales to four customers, Skyworth (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), and Innotech (Toshiba) accounted for more than 10% of total revenues, respectively. One customer accounted for 67% of gross accounts receivables as of September 30, 2005. Three customers accounted for 37%, 18% and 11% of gross accounts receivables as of September 30, 2004, respectively.
Note 12. Contingencies
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
Note 13. Recent Accounting Pronouncements
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
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a significant impact on its financial condition or results of operations.
     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company has not decided on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. The Company will have until June 30, 2006 to approve the repatriation plan by the Board of Directors.

Note 14. Subsequent Event
     On October 24, 2005 the Company held its annual meeting of stockholders and the stockholders approved an increase in our authorized common stock from 60 million shares to 95 million shares. On October 25, 2005, the Company’s board of directors approved a two for one stock split to stockholders of record on November 7, 2005, payable on or after November 18, 2005. Trident expects that its common stock will begin trading on a split-adjusted basis on November 21, 2005.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Special Note Regarding Forward-Looking Statements
     When used in this report the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements include our expectations and beliefs concerning:
•	our prospects for success in the digital television market and its effect on our future financial results,
•	the effects of our restructuring on our business and future financial results,
•	future prospects for the digital television industry in general,
•	allocation of resources and control of expenses related to the digital television market, new products and internal business strategies,
•	our plans and timeline for future product development in the digital television market,
•	future gross margin levels and our strategy to maintain and improve gross margins,
•	demand for and trends in revenue for our products,
•	trends in average selling prices,
•	expectations regarding the percentage of international sales,
•	the sufficiency of our financial resources over the next twelve months,
•	denomination of our international revenues and exposure to interest rate risk,
•	the adequacy of our internal control over financial reporting,
•	future investments and/or acquisitions.
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
     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top three customers accounted for 67% of our total revenue for the three months ended September 30, 2005. In the three months ended September 30, 2005, sales to our top three customers, Samsung, Midoriya (Sony) and Tomen (Sharp) each accounted for more than 10% of total revenues, respectively. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.
     We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 99.99% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), located in Shanghai, China.
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
Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 49% and 27% of revenues in the three months ended September 30, 2005 and 2004, respectively, were recognized upon sales through distributors. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
Stock-based compensation. On July 1, 2005, we adopted SFAS123(R) “Share Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

     The valuation model for stock compensation expense requires the company to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The cost of the options expected to be earned will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).
Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Valuation of equity investments. We hold minority interests in companies having operations or technology in areas generally within our strategic focus, one of which is publicly traded and has a highly volatile share price. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $30.3 million as of June 30, 2005 due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
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
Results of Operations
     The following table sets forth the results of operations expressed as percentages of revenues for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	43.5	44.7
Cost of revenues — amortization of intangible assets	3.6	—

Gross margin	52.9	55.3
Research and development expenses	22.2	28.5
Selling, general and administrative expenses	14.5	14.2

Income from operations	16.2	12.6
(Loss) gain on investments, net	(0.3)	2.4
Interest and other income, net	1.5	0.6
Minority interests in subsidiaries	—	(3.6)

Income before income taxes	17.4	12.0
Provision for income taxes	3.6	3.7
Cumulative effect of change in accounting principle	0.5	—

Net income	14.3%	8.3%

     The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three months ended September 30,
	2005	2004	% change
Revenues	$33,204	$16,602	100%
Cost of revenues	14,454	7,418	95%
Cost of revenues — amortization of intangible assets	1,192	—	100%

Gross profit	17,558	9,184	91%
Research and development expenses	7,357	4,738	55%
Sales, general and administrative expenses	4,817	2,358	104%

Income from operations	$5,384	$2,088	158%

Revenues
Net revenue for the three months ended September 30, 2005 were $33.2 million, an increase of 100% from the $16.6 million reported in the three months ended September 30, 2004. The increase in revenue of digitally processed television products in the quarter ended September 30, 2005 was primarily attributed to continued success of our Super Video Processor (SVP) product in the digital and liquid crystal display television markets. The volume of Digital media units increased by more than 100% from the quarter ended September 30, 2004 to the quarter ended September 30, 2005, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 4% for the same time period. Part for part ASP erosion has ranged as high as a decline of 15–30% annualized, however average ASP erosion which includes the effect of the changing mix of older and newer technology has only declined by 4% year over year. In addition, average ASP’s for strictly Digital CRT and Flat Panel Television products have declined by approximately 22% year over year.
     Sales to customers in Asia, primarily China, Japan, Taiwan and Korea accounted for 18%, 39%, 8% and 32%, respectively, of our revenues in the three months ended September 30, 2005. Sales to customers in Asia, primarily China, Japan, Taiwan and Korea accounted for 55%, 27% 12% and 3% respectively, of our revenues in the three months ended September 30, 2004. We expect customers in Asia will continue to account for a significant portion of our sales.
     In the three months ended September 30, 2005, sales to three customers, Samsung, Midoriya (Sony) and Tomen (Sharp) each accounted for more than 10% of total revenues, respectively. In the three months ended September 30, 2004, sales to four customers, Skyworth (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), and Innotech (Toshiba) each accounted for more than 10% of total revenues, respectively. Approximately 49% and 27% of sales were made through distributors in the quarters ended September 30, 2005 and 2004 respectively. The majority of this increase in distributor sales is the result of the use of certain specific distributors by certain large OEM Japanese Customers who use these distributors essentially as purchasing agents. As described in our accounting policy footnotes, we only recognize revenue when these distributors actually ship through to their OEM customers.
Gross Profit
     Gross profit increased to $17.6 million for the three months ended September 30, 2005 from $9.2 million for the three months ended September 30, 2004. The increase was due to increased revenues of DPTV products which have higher margins. The gross margin as a percentage of revenues for the three months ended September 30, 2005 decreased to 52.9% of revenues from 55.3% for the three months ended September 30, 2004. The decrease in gross margin as a percentage of revenues was primarily attributable to the amortization of intangibles assets which occurred as a result of our acquisition of the minority interest in our TTI subsidiary. If the acquisition had been completed on July 1, 2004 then the gross margins in the first quarter of fiscal 2005 would have been approximately 48.1% on a pro forma basis as compared to the 52.9% in the first quarter of fiscal 2006. This approximate 4.8% improvement in gross margins is attributable to: 1) 3.6% is due to the relative impact of approximately $1.2 million in amortization of technology to a revenue base that is twice as large in 2006 as it would have been in 2005, and 2) the remaining 1.2% improvement is the result of a combination of lower wafer costs based on higher volumes, improved manufacturing yields and favorable customer and product mix.
     We believe that the prices of our products will decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality. Our strategy is to maintain and optimize gross margins by (1) managing ASP erosion in pricing negotiations with Customers (2) developing new and more advanced products that can add relative value to the selling price, (3) reducing manufacturing costs by improving production yield and (4) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development
     Research and development expenses for the three months ended September 30, 2005 increased to $7.4 million from $4.7 million for the three months ended September 30, 2004. As a percentage of revenues, research and development expenses decreased to 22.2% for the three months ended September 30, 2005, from 28.5% for the three months ended September 30, 2004. The increase in research and development expenses in actual dollars is primarily the result of increased spending on additional personnel of $1.4 million and stock compensation expense of $0.9 million. The decrease in research and development expenses as a percentage of sales is primarily attributable to the increase in revenues.
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
Selling, General and Administrative
     Selling, general and administrative expenses increased to $4.8 million in the three months ended September 30, 2005 from $2.4 million in the three months ended September 30, 2004. As a percentage of revenues selling, general and administrative expenses increased to 14.5% in the three months ended September 30, 2005 from 14.2% in the three months ended September 30, 2004. The increase in selling, general and administrative expenses in actual dollars and as a percentage of revenues was due primarily to increased personnel expenses of $0.5 million, an increase in sales representative commission expense commensurate with the increase in sales volume of $0.6 million, an increase in professional fees of $1.1 million related primarily to higher audit fees and compliance with Sarbanes Oxley requirements, and an increase in stock compensation expense of $0.4 million. We will continue to monitor and control our selling, general and administrative expenses.

Interest and Other Income and Expense, Net
     Net interest and other income of $512,000 for the quarter ended September 30, 2005 primarily represents interest income of $254,000, and receipt of the UMC dividend of $245,000 related to the UMC securities we currently hold. Interest income increased to $254,000 in the three months ended September 30, 2005, from $91,000 in the same prior year period primarily as a result of higher average cash levels invested during the three months ended September 30, 2005. Net interest and other income of $99,000 for the quarter ended September 30, 2004 primarily represents interest income of $91,000. The increase in interest income was primarily the result of higher prevailing interest rates and higher average cash levels invested during the three months ended September 30, 2005. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.
Minority Interests in subsidiaries
     Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. The minority interests remaining in our TTI subsidiary is 0.01% and no significant minority interest charge is expected in future periods.
Provision for Income Taxes
     Provision for income taxes increased to $1.2 million for the three months ended September 30, 2005 from $0.6 million recorded for the three months ended September 30, 2004 primarily as a result of profitable operations in Taiwan. The effective tax rate in fiscal 2006 has been estimated at approximately 20.5%. The general factors that lead to this income tax rate have not changed between fiscal 2005 and fiscal 2006 with the exception that we have a higher proportion of taxable income centered in Taiwan — where our sales operations are currently centered, relative to a smaller amount of operating expenses in the United States that cannot be currently benefited for tax purposes due to the uncertainty of the company’s ability to generate sufficient taxable income in the United States to ensure the benefit could be realized.
Cumulative effect of a change in accounting principle
     The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 on unvested awards for which an expense had already been recorded. The company had previously announced in our earnings press release dated October 26, 2005 that our financial results for the quarter ended September 30, 2005 included a charge of $171,000 or $.01 loss per diluted share for the cumulative effect of a change in accounting principal related to our adoption of SFAS 123R. After further review and analysis of the available guidance for calculating the cumulative effect when using the “modified prospective” approach under SFAS 123R, we came to the conclusion that the cumulative effect was more properly represented as a credit of $171,000 or approximately $.01 of additional income per share. The correction has been made in the financial statements as included in this Form 10Q and the financial information discussed herein.
Stock Compensation Expense
     As noted in Note 6 to the financial statements, the adoption of SFAS 123(R) added approximately $4.9 million in net income to our quarter ended September 30, 2005. This was largely driven by a difference in the remeasurement methodology under SFAS 123(R) compared to APB25 when applied to the stock options converted upon the acquisition of the TTI minority interest as of March 31, 2005. In the three months ended September 30, 2005, with the adoption of SFAS123(R) the deferred stock compensation cost of $36.3 million based on APB25 on the balance sheet, as of June 30, 2005 was reversed against paid-in-capital. Total compensation cost of options granted but not yet vested as of September 30, 2005 was $26.6 million, which is expected to be recognized over the weighted average period of 3 years.
Investment in UMC and Other Investments
     As of September 30, 2005, the Company owned approximately 82.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 7 and 10 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses.
During the quarter ended September 30, 2005, we recognized a net loss on investments totaling $101,000.

During the quarter ended September 30, 2004, we recognized a net gain on investments totaling $401,000.
     Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may, and recently has, exceeded 40% of total assets. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company. However, if the value of our investment in other securities, including shares of UMC, exceeds 40% of our total assets, we may in the future be required to sell some or all of such securities.
Liquidity and Capital Resources
     As of September 30, 2005, our principal sources of liquidity included cash and cash equivalents of $52.9 million, which increased from $37.6 million at June 30, 2005. During the three months ended September 30, 2005, $14.0 million of cash was provided by operations, compared to the three months ended September 30, 2004, during which $2.3 million of cash was provided by operations. Cash provided by operations in the three months ended September 30, 2005 was primarily due to increased operating income and increases in accounts payable of $6.0 million, accrued liabilities of $1.3 million and income taxes payable of $1.2 million, offset by an increase in inventories of $2.3 million. Cash provided by operations in the three months ended September 30, 2004 was primarily due to increased net income and accounts payable of $865,000, offset by increases in prepaid expenses and other assets of $859,000.
     Accounts payable increased due to increases in inventories and cost of goods sold. Accrued liabilities increased primarily due to accrued dealer commissions and bonuses largely due to our increased revenue. Inventories increased primarily as a result of the need to meet sales requirements. Income taxes payable increased primarily due to profitable operations.
     During the three months ended September 30, 2005, $1.2 million was used by investing activities of which $742,000 was used for the purchase of fixed assets and $374,000 was used primarily for the purchase of engineering software licenses. During the three months ended September 30, 2004, $355,000 was provided by investing activities of which $877,000 was primarily provided by the proceeds from the sale of TTI stock, $690,000 was provided by the exercise of TTI employee stock options and $22,000 of cash provided by the sale of a long-term investment, offset by $982,000 of cash used primarily in the purchase of engineering software licenses fees and $252,000 of cash used in the purchase of property, plant and equipment.
     During the three months ended September 30, 2005, $2.5 million of net cash was provided by financing activities which relates to the exercise of employee stock options in TMI. During the three months ended September 30, 2004, $246,000 of net cash was provided by financing activities which relates to the exercise of employee stock options in TMI.

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
Contractual Obligations
     As of September 30, 2005, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China, two premises in Taiwan and one premise in Tokyo, Japan. Our lease agreements expire at various dates through 2008 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of September 30, 2005 (in millions):

	Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	$3.7	$2.4	$1.3	$—	$—
Purchase Obligations	8.3	8.0	0.3	—	—

Total	$12.0	$10.4	$1.6	$—	$—

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
Recent developments
     On October 24, 2005 the Company held its annual meeting of stockholders and our stockholders approved an increase in our authorized common stock from 60 million shares to 95 million shares. On October 25, 2005, the Company’s board of directors approved a two for one stock split to stockholders of record on November 7, 2005, payable on or after November 18, 2005. Trident expects that its common stock will begin trading on a split-adjusted basis on November 21, 2005.

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
We have had fluctuations in quarterly results in the past and may continue experience such fluctuations to do so in the future.
     Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	uncertain demand in new markets in which we have limited experience;
•	fluctuations in demand for our products, including seasonality;
•	unexpected product returns or the cancellation or rescheduling of significant orders;
•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;
•	new product introductions by our competitors;
•	seasonality, particularly in the third quarter of each fiscal year, due to the extended holidays relating to the Chinese New Year;
•	our ability to achieve required cost reductions;
•	our ability to attain and maintain production volumes and quality levels for our products;
•	delayed new product introductions;
•	unfavorable responses to new products;
•	adverse economic conditions, particularly in Asia; and
•	the mix of products sold and the mix of distribution channels through which they are sold.
These factors are difficult or impossible to forecast, and these or other factors could seriously harm our business.
We incurred operating income in the three months ended September 30, 2005
     Our shift to digital television products has significantly improved our customer base, products and marketing over the last two years. However, there is no guarantee that our efforts will continue to be successful.

Our products may be characterized by average selling prices that decline over relatively short periods.
     Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products with improved gross margins, which we may be unable to do.
Dilution of shareholders’ interest may occur as a result of acquisitions of new businesses or technologies and we may be unable to successfully integrate any acquired businesses products or technologies.
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
     During the fiscal year ended June 30, 2005, the company completed its acquisition of the minority interest in its subsidiary TTI by issuing approximately 1.9 million Trident Microsystems common shares and assuming outstanding options to purchase TTI shares which became exercisable for approximately 2.8 million shares of Trident Microsystems common stock. In addition, we used approximately $6.2 million in cash for TTI treasury stock purchases. Our operating results in future quarters will be affected by non-cash based amortization of acquired technology and deferred compensation.
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
The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products.
In the past, the semiconductor industry has experienced significant downturns and wide fluctuations in supply and demand. The semiconductor industry has also experienced fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. These cycles have resulted in significant variations and fluctuations in product demand and production capacity, and may have added to the decline in average selling prices per unit. We may experience periodic fluctuations in our future financial results due to similar changes and fluctuations in industry-wide conditions and the semiconductor industry in general.

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
     As a result of our focus on Digital Media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, Korea and China, which are expected to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:
•	exchange rate variations, tariffs, import restrictions and other trade barriers;
•	difficulties in collecting accounts receivable;
•	difficulties in managing distributors or representatives;
•	political and economic instability, civil unrest, war or terrorist activities that impact international commerce;
•	potential adverse tax consequences;
•	difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States; and
•	unexpected changes in regulatory requirements.
     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
The loss of any of our major customers or distributors could have a significant impact on our business.
     We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in China, Japan, Korea and Taiwan accounted for 96% of our revenues in three months ended September 30, 2005. Sales to Asian customers, primarily in China, Korea and Taiwan accounted for 94% of our revenues in three months ended September 30, 2004.
     In the three months ended September 30, 2005, three customers Samsung, Midoriya (Sony) and Tomen (Sharp) each accounted for more than 10% of total revenues. In the three months ended September 30, 2004, sales to four customers, Skyworth (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), and Innotech (Toshiba) each accounted for more than 10% of total revenues, respectively.
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
     Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If our customers or we overestimate demand, we may create inventory that we may not be able to sell or use, resulting in excess inventory, which could become obsolete or negatively affect our operating results. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we may lose revenue opportunities, damage customer relationships and we may not achieve expected revenue.
Intense competition exists in the market for digital media products.
     We plan to continue developing the next generation of DPTV™ and HiDTV™, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are captive solutions from large TV OEM’s as well as merchant solutions from Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., ATI Technologies Inc., Zoran Corporation, ST Microelectronics, Morningstar, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV™ and HiDTV™ market even though competitors are substantially more experienced than we are in this market.
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
     Our future success depends on manufacturers of desktop and notebook PCs and consumer televisions designing our products into their products. To achieve design wins, we must define and deliver cost-effective, innovative and high performance integrated circuits. Once a supplier’s products have been designed into a system, the manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Once a particular supplier’s product is selected, the manufacturer generally relies for a significant period of time upon this component. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.
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
     Technology companies like ours have a history of using stock-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) and earnings per share of using the fair value option expense recognition method. We had elected to apply APB 25 and accordingly we generally did not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
     In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS123(R). This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement became effective for us as of July 1, 2005.
     It has a significant impact on our consolidated statement of operations as we are required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This could result in lower reported earnings per share in the future which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees, affect our ability to retain existing employees and attract qualified employees, increase the cash compensation we might have to pay to employees, and could result in a competitive disadvantage to us in the employee marketplace.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
     We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestations of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. We have incurred additional costs, and expect such costs to continue in part in the future, in connection with the documentation, review, evaluation and attestation of our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2005, approximately $52.9 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
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
Investment risk
     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of September 30, 2005, we had available-for-sale equity investments with a fair market value of $53.1 million all relating to shares of UMC held by us. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
     We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the three months ended September 30, 2005, we recognized an impairment loss of approximately $101,000 on our investments in private companies that we concluded was other-than-temporary. As of September 30, 2005, the balance of our long-term equity investments in non-public companies was approximately $2.7 million.

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
     (b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 9, 2005, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc.
(Registrant)

/s/ Frank C. Lin
Frank C. Lin President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ John S. Edmunds
John S. Edmunds Chief Financial Officer

40

Index to Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)
2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)
2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)
2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)
2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd.(1)
2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd.(1)
2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd.(1)
3.1	Restated Certificate of Incorporation.(2)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)
3.3	Amended and Restated Bylaws.(5)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Common Stock Certificate.(3)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)
32.1	Section 1350 Certification of Chief Executive Officer(7)
32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith