Form 10-Q
period 2005-12-31
TRIDENT MICROSYSTEMS INC
filed 2006-02-09
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at December 31, 2005 was 54,457,138.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$68,665	$37,598
Short-term investment — UMC	46,916	54,555
Accounts receivable, net	4,430	6,317
Inventories	4,369	2,735
Deferred income taxes	2,158	—
Prepaid expenses and other current assets	2,892	2,308

Total current assets	129,430	103,513

Property and equipment, net	2,831	2,154
Intangible assets, net	22,231	24,620
Investments — other	4,072	3,200
Other assets	1,872	1,397

Total assets	$160,436	$134,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,493	$6,678
Accrued expenses and other liabilities	14,331	10,009
Deferred income taxes	334	3,561
Income taxes payable	8,517	5,181

Total current liabilities	34,675	25,429
Minority interests in subsidiaries	2	20

Total liabilities	34,677	25,449

Stockholders’ equity:
Common stock and additional paid-in capital	97,536	125,959
Deferred stock-based compensation	—	(36,280)
Retained earnings	27,722	14,415
Accumulated other comprehensive income	501	5,341

Total stockholders’ equity	125,759	109,435

Total liabilities and stockholders’ equity	$160,436	$134,884

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$40,614	$15,387	$73,818	$31,989
Cost of revenues	18,533	6,888	32,987	14,306
Cost of revenues — amortization of intangible assets	1,164	—	2,356	—

Gross profit	20,917	8,499	38,475	17,683
Research and development expenses	8,166	5,559	15,523	10,297
Sales, general and administrative expenses	5,098	2,733	9,915	5,091
In-process research and development expenses	—	585	—	585

Income (loss) from operations	7,653	(378)	13,037	1,710
(Loss) gain on investments, net	(167)	(70)	(268)	331
Interest and other income (expenses), net	642	127	1,154	227
Minority interests in subsidiaries	—	(327)	—	(916)

Income (loss) before income taxes	8,128	(648)	13,923	1,352
Provision (benefit) for income taxes	(414)	(102)	787	516

Net income (loss)	8,542	(546)	13,136	836
Cumulative effect of change in accounting principle	—	—	171	—

Net income (loss)	$8,542	$(546)	$13,307	$836

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.16	$(0.01)	$0.25	$0.02
Cumulative effect of change in accounting principle	—	—	—	—

Basic net income (loss) per share	$0.16	$(0.01)	$0.25	$0.02

Shares used in computing basic per share amounts	53,591	45,572	53,076	45,950

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.14	$(0.01)	$0.22	$0.01
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net income (loss) per share	$0.14	$(0.01)	$0.22	$0.01

Shares used in computing diluted per share amounts	60,842	45,572	60,638	50,556

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$13,307	$836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	457	549
Provision for doubtful accounts and sales returns	143	—
Loss (gain) on investments, net	268	(331)
Stock-based compensation expense	3,777	937
Amortization of intangible assets	2,428	—
Minority interests in subsidiaries	3	916
Cumulative effect of change in accounting principle	(171)	—
In-process research and development	—	585
Changes in assets and liabilities:
Accounts receivable	1,744	429
Inventories	(1,634)	229
Prepaid expenses and other current assets	(584)	(1,115)
Accounts payable	4,815	3,281
Accrued expenses and other liabilities	4,675	357
Deferred income taxes	(2,158)	—
Income taxes payable	2,908	499

Net cash provided by operating activities	29,978	7,172

Cash flows from investing activities:
Proceeds from sale of minority interests shares	—	877
Proceeds from sale of other long-term investments	—	22
Purchases of investments	(1,492)	(1,012)
Purchase of minority interests in subsidiaries	(58)	(5,221)
Other assets	(475)	(1,134)
Purchases of property and equipment	(1,134)	(272)

Net cash used in investing activities	(3,159)	(6,740)

Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	4,248	951
Proceeds from exercise of options in TTI	—	690

Net cash provided by financing activities	4,248	1,641

Net increase in cash and cash equivalents	31,067	2,073
Cash and cash equivalents at beginning of period	37,598	32,488

Cash and cash equivalents at end of period	$68,665	$34,561

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Note 1. The Company
          Trident Microsystems, Inc., with headquarters in Sunnyvale, California, designs, develops and markets digital media for the masses in the form of integrated circuits (ICs) for CRT TV, LCD TV, PDP TV, HDTV, and digital set-top box. Trident’s products are sold to various OEMs, original design manufacturers and system integrators worldwide. The Company’s digital media operations are primarily conducted by the Company’s 99.99% owned subsidiary, Trident Technologies, Inc. (“TTI”).
          On October 24, 2005, the Company held its annual meeting of stockholders and the stockholders approved an increase in our authorized common stock from 60 million shares to 95 million shares. On October 25, 2005, the Company’s board of directors approved a two for one stock split effected as a 100% stock dividend to stockholders of record on November 7, 2005, payable on or after November 18, 2005. Trident stock began trading on a split-adjusted basis on November 21, 2005. All share numbers in this document reflect the Company’s capital structure as of the end of the fiscal quarter and are therefore on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.
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
Note 3. Revenue Recognition
          The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon product shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Revenue from sales to resellers, which may eventually be subject to requests for product return or price protection, are deferred and recognized upon sale and shipment to the end user customers when any such rights or expectations expire. Approximately 49% and 31%, respectively, of our sales in the three months ending December 31, 2005 and 2004 were from distributors. Approximately 49% and 30%, respectively, of our sales in the six months ending December 31, 2005 and 2004 were from distributors. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Note 4. Inventories
          Inventories consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Work in process	$1,818	$1,569
Finished goods	2,551	1,166

	$4,369	$2,735

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
Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss)	$8,542	$(546)	$13,307	$836
Adjustments related to outstanding options in TTI	—	(183)	—	(460)

Net income (loss) used in computing diluted net income per share	$8,542	$(729)	$13,307	$376

Shares used in computing basic per share amounts	53,591	45,572	53,076	45,950
Dilutive potential common shares	7,251	—	7,562	4,606

Shares used in computing diluted per share amounts	60,842	45,572	60,638	50,556

Basic net income (loss) per share	$0.16	$(0.01)	$0.25	$0.02

Diluted net income (loss) per share	$0.14	$(0.01)	$0.22	$0.01

Potential common shares not included in the calculation because they are antidilutive	2,144	4,700	2,005	394

Note 6. Income taxes
          The Company determined in the second quarter of fiscal year 2006 that it is more likely than not that TTI will have sufficient future taxable income to utilize its deferred tax assets and accordingly eliminated its valuation allowances against these deferred tax assets. This led to a tax benefit of approximately of $1.9 million in the three months ended December 31, 2005. The valuation allowances the Company eliminated related mainly to TTI’s deferred tax assets as of December 31, 2005.

Note 7. Stock-based compensation
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
          On July 1, 2005 the Company adopted SFAS 123(R) “Share Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements. This Statement requires the recognition of the fair value of stock compensation in net income. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for equity instruments for which employees do not render the requisite service.
          The Company has decided to use the Modified Prospective Application the (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Accordingly, Trident did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. July 1, 2005, and any portion of options that were granted after December 15, 1994 and had not vested by July 1, 2005. The Company uses the Black-Scholes option pricing model for calculating the fair value of stock compensation under SFAS 123(R).
          The valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
          The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 related to unvested awards for which compensation expense had already been recorded.
          In the three and six months ended December 31, 2005 and 2004, the fair value of options issued pursuant to the Company’s employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Volatility	67.71%	37.33%	67.71% - 69.21%	37.33% - 68.68%

Risk-free interest rates	4.21%	3.59%	4.06% - 4.21%	3.45% - 3.59%

Expected terms	5 years	5 years	5 years	5 years

Dividend rate	0.0%	0.0%	0.0%	0.0%
The Company recorded $2.2 million and $3.8 million in stock compensation expense for three and six months ended December 31, 2005, respectively. In the six months ended December 31, 2005, upon the adoption of SFAS 123(R) on July 1, 2005, the deferred stock-based compensation balance of $36.3 million in accordance with APB No. 25 was reversed against paid-in-capital. Total compensation cost of options granted but not yet vested as of December 31, 2005 was $26.3 million, which is expected to be recognized over the weighted average period of 3 years.
          The application of SFAS 123(R) had the following effect on the three and six month periods ended December 31, 2005 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands except per share amounts):

	Three Months Ended			Six Months Ended
	December 31, 2005			December 31, 2005
	Using Previous	SFAS123(R)	As	Using Previous	SFAS123(R)	As
	Accounting	Adjustments	Reported	Accounting	Adjustments	Reported
Income from operations	$6,278	$1,375	$7,653	$6,935	$6,102	$13,037
Income before income taxes	6,753	1,375	8,128	7,821	6,102	13,923
Income(loss) before cumulative effect of change in accounting principle	7,167	1,375	8,542	7,034	6,102	13,136
Net income(loss)	7,167	1,375	8,542	7,034	6,273	13,307

Basic income(loss) per share:
Prior to cumulative effect of change in accounting principle	$0.13	$0.03	$0.16	$0.13	$0.12	$0.25
Cumulative effect of change in accounting principle	—	—	—	—	—	—

	$0.13	$0.03	$0.16	$0.13	$0.12	$0.25

Diluted income(loss) per share:
Prior to cumulative effect of change in accounting principle	$0.12	$0.02	$0.14	$0.12	$0.10	$0.22
Cumulative effect of change in accounting principle	—	—	—	—	—	—

	$0.12	$0.02	$0.14	$0.12	$0.10	$0.22

          SFAS 123(R) requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data). For the three and six months ended December 31, 2004 net income per share would have been changed to the pro forma amounts below with stock compensation expense accounted for under SFAS123.

	Three months ended	Six months ended
	December 31,	December 31,
(in thousands, except per share amounts)	2004	2004
Net income (loss) as reported	$(546)	$836
Stock-based compensation included in reported net income under APB 25	721	937
Less: Stock-based compensation expense determined under fair value based method under SFAS 123	(895)	(1,624)

Pro forma net income (loss)	$(720)	$149

As reported:
Basic net income (loss) per share	$(0.01)	$0.02

Diluted net income (loss) per share	$(0.01)	$0.01

Pro forma:
Basic net income (loss) per share	$(0.02)	$—

Diluted net income (loss) per share	$(0.02)	$—

          The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At December 31, 2005, there were 13,402,000 shares of common stock reserved for issuance upon exercise of outstanding stock options and options available for grant under our option plans. Stock options are granted at prices determined by the Board. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors. All TMI options granted during the three and six months ended December 31, 2005 and fiscal years ended June 30, 2005, and 2004 were granted at exercise prices equal to the fair values of the common stock on the date of grant. All TTI options were granted at exercise prices below the fair values of the TTI Common Stock on the date of grant. These options were assumed and became options to purchase common stock of the Company as part of the acquisition of minority interest (Note 10) and as a result, there were no TTI options outstanding as of June 30, 2005 and December 31, 2005.

The following table summarizes TMI’s option activities for the six months ended December 31, 2005 and years ended June 30, 2005, and 2004:

	Options		Weighted Average	Exercise
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option
Balance at June 30, 2003	3,216	13,398		$0.88-$11.46
Additional shares reserved	—	—
Plan shares expired	(252)	—
Options granted	(700)	700	$5.93	$5.22-$6.89
Options exercised	—	(3,738)	$1.42	$0.88-$4.75
Options canceled, expired and forfeited	1,296	(1,296)	$1.47	$0.93-$4.75

Balance at June 30, 2004	3,560	9,064		$0.88-$11.46
Additional shares reserved	5,868	—
Plan shares expired	(36)	—
Options granted (TMI)	(348)	348	$7.86	$5.35-$9.31
Options granted (TTI)	(5,868)	5,868	$0.79	$0.79-$0.79
Options exercised	—	(2,349)	$1.35	$0.88-$3.00
Options canceled, expired and forfeited	120	(120)	$1.27	$0.79-$1.52

Balance at June 30, 2005	3,296	12,811		$0.79-$11.46
Plan shares expired	(88)	—
Options granted	(2,202)	2,202	$12.29	$11.34-$17.50
Options exercised	—	(2,617)	$1.63	$0.79-$11.46
Options canceled, expired and forfeited	136	(136)	$2.82	$0.79-$12.63

Balance at December 31, 2005	1,142	12,260		$1.57-$17.50

As of December 31, 2005, June 30, 2005, and 2004, options to purchase 4,246,000, 4,936,000, and 5,748,000 shares of our common stock were outstanding and vested but not exercised, respectively.
The following table summarizes information about TMI stock options outstanding at December 31, 2005 (in thousands except per share data):

Options Outstanding					Options Exercisable
	Number	Weighted Average	Weighted	Aggregate	Number	Weighted	Aggregate
Range of	Outstanding	Remaining	Average	Intrinsic Value	Exercisable	Average	Intrinsic Value
Exercise Prices		Contractual Life	Exercise Price			Exercise Price
		Years

$0.79 - $0.79	4,721	8.2	$0.79	$37,981	490	$0.79	$3,939
$0.88 - $1.46	2,735	4.2	$1.27	—	2,735	$1.27	—
$1.69 - $8.75	2,569	7.2	$3.51	—	1,021	$2.97	—
$8.99 - $17.28	2,233	9.5	$12.21	—	—	—	—
$17.50 - $17.50	2	10.0	$17.50	—	—	—	—

$0.79 - $17.50	12,260	7.3	$3.50	$37,981	4,246	$1.62	$3,939

Note 8. Investment in UMC
          In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC, and has subsequently received approximately 43.6 million additional shares as a result of stock dividends declared by UMC, including 7.7 million shares received in August 2005. The last time the Company sold shares was in the year ended June 30, 2004 when the Company sold 7.3 million shares for cash of $7.4 million, resulting in a gain of $2.7 million. As of December 31, 2005, the Company held approximately 82.8 million shares of UMC, which represents about 0.5% of the outstanding stock of UMC. UMC’s shares, including shares held by the Company, are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of December 31, 2005, the UMC shares held by the Company are treated as available-for-sale securities and are classified as short-term investments.
          Due to a decrease in the market value of UMC’s stock price from July 1, 2005 to December 31, 2005, a decrease in accumulated other comprehensive income of $4.8 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The $4.8 million comprises a $7.6 million decrease in the market value of the Company’s short-term investment in UMC from July 1, 2005 to December 31, 2005, less deferred income taxes of $2.8 million relating to the unrealized loss. The Company received a cash dividend from UMC in the amount of $245,000 during the six months ended December 31, 2005.
Note 9. (Loss) gain on investments, net
          During the six months ended December 31, 2005, the Company recognized an impairment charge on investments of $268,000, based on the latest assessment made on the financial information available from the investee companies. During the six months ended December 31, 2004, the Company recognized a net gain on investments of $331,000. The gain was primarily the result of a gain on the sale of our TTI subsidiary stock of $694,000, offset by impairment charges on investments of $363,000.
Note 10. Purchase of minority interest in subsidiaries
          As of December 31, 2005, in a series of steps over a fifteen month period, the Company acquired approximately 20% of the equity interests in TTI from minority shareholders of TTI for approximately $6.2 million in cash and the issuance of approximately 3.8 million Trident Microsystems, Inc. shares of common stock. The average value of the share consideration issued was $8.39 per share and was based upon the average of the closing market prices of the Company’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction.
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

Fair value of Trident Microsystems, Inc. common stock	$31,146
Cash	6,206
Transaction costs	501

Total purchase price	$37,853

Purchase price allocation:
Net tangible assets acquired	$6,176
In-process research and development	5,171
Inventory write-up	366
Customer relationships	2,147
Core and developed technologies	23,993

Total purchase price	$37,853

          As of December 31, 2005, the Company held 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV” ™) and High Definition Television (HDTV ™), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV™ and HDTV™ products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV™ and HDTV™ products technology is under development and require additional software and hardware development. The Company determined the value of IPR&D by estimating the net cash flows from potential sales of the products resulting from completion of several projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 23%. In calculating the value of the IPR&D, the Company gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. As of December 31, 2005, the products developed with the acquired DPTV and HDTV products technology were under customer evaluation, which the Company expects to be completed by the end of March 2006.
All of the Company’s acquired identifiable intangible assets, which includes the core and developed technology acquired, including the DPTV and HDTV product technologies, and customer relationships, are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. Amortization of identifiable intangible assets recorded during the three and six months ended December 31, 2005 was $1.2 million and $2.4 million, respectively. The estimated amortization expense in the next 5 years and thereafter is as follows:

For the period ending:
(in thousands)
June 30, 2006	$3,040
June 30, 2007	6,345
June 30, 2008	5,602
June 30, 2009	3,596
Thereafter	3,648

Total	$22,231

The following table represents unaudited pro forma financial information for the three and six months ended December 31, 2004 had the Company completed the acquisition of minority interests as of July 1, 2004. The pro forma results include the effects of the amortization of identifiable intangible assets and stock-based compensation and exclude the effects of the IPR&D. The unaudited pro forma financial information is presented assuming the adoption of SFAS 123(R), and is for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
(In thousands except per share amounts, unaudited)	2004	2004
Revenue	$15,387	$31,989

Pro forma net loss	$(931)	$(602)

Pro forma net loss per share - basic and diluted	$(0.02)	$(0.01)

Shares used in calculating basic and diluted amounts	49,284	49,662
Note 11. Comprehensive Income (Loss)
          Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on short-term investments that are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of December 31, 2005 and June 30, 2005, respectively, related to unrealized gains, net of tax, of $501,000 and $5.3 million on the Company’s investment in UMC. Unrealized losses of $3.7 million and $1.9 million were recorded in the three months ended December 31, 2005 and 2004, respectively. Unrealized losses of $4.8 million and $2.0 million were recorded in the six months ended December 31, 2005 and 2004, respectively.
Note 12. Segment information and concentration of credit risk
The Company operates in only one reportable segment: digital media.
The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Six months
December 31, 2005	$242	$6,048	$27,513	$14,521	$22,212	$3,282	$73,818
December 31, 2004	$62	$2,856	$8,077	$18,112	$1,990	$892	$31,989

Long-lived assets:
As of December 31, 2005	644	177	—	2,010	—	—	2,831

As of June 30, 2005	312	234	—	1,608	—	—	2,154
Revenues are attributed to countries based on delivery locations of our product sales. Long-lived assets comprise property and equipment.

          In the three months ended December 31, 2005, sales to two customers, Midoriya (Sony) and Samsung, each accounted for more than 10% of total revenues. In the three months ended December 31, 2004, sales to six customers, Skyworth (a television manufacturer located in China), TCL Electronics (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), Innotech (a distributor for Toshiba) and Hongdin (a distributor for television manufacturers located in China), each accounted for more than 10% of revenues,. In the six months ended December 31, 2005, sales to two customers, Samsung and Midoriya (Sony), each accounted for more than 10% of total revenues,. In the six months ended December 31, 2004, sales to four customers, Skyworth, Midoriya, Hisense, and Innotech, each accounted for more than 10% of total revenues. Two customers accounted for 79% and 18% of gross accounts receivables as of December 31, 2005, respectively. Our top three customers accounted for 65% of our total revenue for the six months ended December 31, 2005.
Note 13. Contingencies
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
Note 14. Recent Accounting Pronouncements
          In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company will adopt this FSP in the quarter ending March 31, 2006 and is currently evaluating the effect of adoption on its results of operations.
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
          On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company has not decided on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. The Company has until June 30, 2006 to approve the repatriation plan by the Board of Directors.
Note 15. Related party transaction
          In November 2005, the Company entered into an investment agreement (“the Agreement”) with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the Agreement, the Company invested $500,000 in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s President, also made indirect investment in Nanovata’s Series A Preferred Stock. The combined ownership in Nanovata is less than 10% of the total outstanding shares. The Company’s investment is accounted for under the cost method.

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
          We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top three customers accounted for 65% of our total revenue for the six months ended December 31, 2005. In the six months ended December 31, 2005, sales to two customers, Samsung and Midoriya (Sony) each accounted for more than 10% of total revenues. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.

          We operate primarily through subsidiaries and offices located in California, Taiwan and China. Trident Microsystems, Inc. (TMI), located in Sunnyvale, California, acts as an administrative home office, operating through our 99.99% owned subsidiary, Trident Technology, Inc. (TTI), located in Taipei, Taiwan, TTI’s US Branch located in Sunnyvale, California and our 100% owned subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (TMT), located in Shanghai, China. The Company also maintains a transaction center in Hong Kong, Trident Microsystems Far East (TMFE).
          References to “we,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries.
Recent Developments
          On October 24, 2005 we held our annual meeting of stockholders and the stockholders approved an increase in our authorized common stock from 60 million shares to 95 million shares. On October 25, 2005, our board of directors approved a two for one stock split in the form of a 100% stock dividend to stockholders of record on November 7, 2005, payable on or after November 18, 2005. Trident stock began trading on a split-adjusted basis on November 21, 2005.
          On November 28, 2005, our Board of Directors appointed Dr. Jung-Herng Chang as President, effective immediately. Dr. Chang was previously president of our principal operating subsidiary, Trident Technologies, Inc. (“TTI”), and will continue to hold that position in addition to his new duties.
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
          Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 49% and 30% of our sales in the six months ending December 31, 2005 and 2004, respectively, were from distributors. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
Stock-based compensation. On July 1, 2005, we adopted SFAS 123(R) “Share Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements. This Statement requires the recognition of the fair value of stock compensation in net income. This Statement generally requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

          The valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for equity instruments for which employees do not render the requisite service. The Company has decided to use the Modified Prospective Application the (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings.
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
Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. In a reverse, when it is more likely than not that we will have sufficient future taxable income to utilize our deferred tax assets, we will eliminate our valuation allowance against these deferred tax assets. For interim reporting the effect of a change in judgment about the realiziability of deferred tax assets related to future years’ income should be recognized as of the date of the change in circumstances and should not be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate for the remainder of the year.
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
Results of Operations
          The following table sets forth the results of operations expressed as percentages of revenues for the three months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.6	44.8	44.7	44.7
Cost of revenues — amortization of intangible assets	2.9	—	3.2	—

Gross margin	51.5	55.2	52.1	55.3
Research and development expenses	20.1	36.1	21.0	32.2
Selling, general and administrative expenses	12.6	17.8	13.4	15.9
In-process research and development expenses	—	3.8	—	1.8

Income (loss) from operations	18.8	(2.5)	17.7	5.4
(Loss) gain on investments, net	(0.4)	(0.5)	(0.4)	1.0
Interest and other income, net	1.6	0.9	1.6	0.7
Minority interests in subsidiaries	—	(2.1)	—	(2.9)

Income (loss) before income taxes	20.0	(4.2)	18.9	4.2
(Benefit from) provision for income taxes	(1.0)	(0.7)	1.1	1.6
Cumulative effect of change in accounting principle	—	—	0.2	—

Net income (loss)	21.0%	(3.5)%	18.0%	2.6%

          The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three months ended December 31,			Six Months Ended December 31,
	2005	2004	% change	2005	2004	% change
Revenues	$40,614	$15,387	164%	$73,818	$31,989	131%

Cost of revenues	18,533	6,888	169%	32,987	14,306	131%

Cost of revenues — amortization of intangible assets	1,164	—	100%	2,356	—	100%

Gross profit	20,917	8,499	146%	38,475	17,683	118%

Research and development expenses	8,166	5,559	47%	15,523	10,297	51%

Sales, general and administrative expenses	5,098	2,733	87%	9,915	5,091	95%

In-process research and development expenses	—	585	(100)%	—	585	(100)%

Income (loss) from operations	$7,653	$(378)	2125%	$13,037	$1,710	662%

Revenues
          Revenues for the three months ended December 31, 2005 increased 164% to $40.6 million from the $15.4 million reported in the three months ended December 31, 2004. Revenues for the six months ended December 31, 2005 increased 131% to $73.8 million from the $32.0 million reported in the six months ended December 31, 2004. The increase in revenues for the six months ended December 31, 2005 was primarily attributed to continued success of our Super Video Processor (SVP-EX) products in the digital and liquid crystal display television markets. Our unit sales volume of these products increased by more than 180% in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 6% over the same time period. Although we typically experience seasonally slower March and June quarters for consumer electronics, our SVP-EX product is continuing to be introduced into many new models with LCD-TV manufacturers, as a result of which, we anticipate sequential growth in revenues in each quarter throughout the remainder of calendar year 2006.
          Sales to customers in Asia, primarily Japan, Korea and China, accounted for 36%, 29%, and 21%, respectively, of our revenues in the three months ended December 31, 2005. Sales to customers in Asia, primarily China and Japan, accounted for 58%, and 24%, respectively, of our revenues in the three months ended December 31, 2004. Sales to customers in Asia, primarily Japan, Korea and China, accounted for 37%, 30%, and 20%, respectively, of our revenues in the six months ended December 31, 2005. Sales to customers in Asia, primarily China and Japan, accounted for 57% and 25%, respectively, of our revenues in the six months ended December 31, 2004. We expect Asian customers will continue to account for a significant portion of our revenues in future periods.
          In the three months ended December 31, 2005, sales to two customers, Midoriya (Sony) and Samsung each accounted for more than 10% of revenues. In the three months ended December 31, 2004, sales to six customers, Skyworth (a television manufacturer located in China), TCL Electronics (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), Innotech (a distributor for Toshiba) and Hongdin (a distributor for television manufacturers located in China), each accounted for more than 10% of revenues,. In the six months ended December 31, 2005, sales to two customers, Samsung and Midoriya (Sony), each accounted for more than 10% of revenues. In the six months ended December 31, 2004, sales to four customers, Skyworth, Midoriya, Hisense, and Innotech, each accounted for more than 10% of total revenues. Approximately 49% and 31%, respectively, of our sales in the three months ending December 31, 2005 and 2004 were through distributors. Approximately 49% and 30%, respectively, of our sales in the six months ending December 31, 2005 and 2004 were through distributors.
Gross Profit
          Gross profit increased to $20.9 million for the three months ended December 31, 2005, from $8.5 million for the three months ended December 31, 2004 and increased to $38.5 million for the six months ended December 31, 2005, from $17.7 million for the six months ended December 31, 2004. The increase was due to increased revenues from our DPTV product line. Our gross margin as a percentage of revenues for the three months ended December 31, 2005 decreased to 51.5% of revenues from 55.2% for the three months ended December 31, 2004. The 51.5% Gross Margin as percentage of revenues was affected by several factors in the second fiscal quarter of 2006 relative to the second fiscal quarter of 2005 including, a negative variance of 290 basis points due to amortization of intangibles, a negative variance of 170 basis points for an event driven yield issue on new product being introduced, and a positive variance or benefit of 70 basis points from the sale of previously reserved product net of additions to inventory reserves (see below). If these items had been excluded the gross margin would have been similar to levels as the same quarter of the previous year.
          For the six months ended December 31 the Gross Margin was 52.1% as compared to 55.3% for the same six month period of the previous year. The difference of 320 basis points is explained by the amortization of intangible assets which was included in fiscal 2006 but did not begin until the last quarter of fiscal 2005.
          In the three and six months ended December 31, 2005, respectively, revenues from the sale of previously reserved products was $1.8 million and $0.6 million or 4.4% and 0.8% of total revenues as compared to $1.2 million and $ 1.6 million or 7.8% and 5.0% of revenues from the same quarter and six month period one year earlier. The primary reasons for the sales of previously reserved inventory related to the timing of transitions to newer generations of similar products. We estimate when a new product introduction will occur which can and does result in existing product that is being replaced becoming obsolete which can be over a relatively short time horizon. The timing and volume of the new product introduction can be impacted significantly by events out of our control including changes in customer product introduction schedules.

          The original cost of the reserved inventory that was subsequently sold in the three and six months ended December 31, 2005 and 2004 respectively was approximately $ 0.8 million and $0.3 million and $ 0.6 million and $ 0.8 million. Due to the previously booked reserves there were no costs reflected with respect to these product sales which in effect provided a benefit to the current income statement to the extent of the original costs relative to what would have been reflected otherwise. At the same time additional inventory reserves for other products were also charged to the income statement for the three and six month periods ending December 31, 2005 in the amounts of approximately $0.5 million and $0.6 million respectively as compared to approximately $0.6 million and $0.8 million for the same respective three and six month periods of the previous year. The net effect of inventory reserve changes on cost of goods sold and gross margin was a net credit of $0.3 million in the second fiscal quarter of 2006 and a $0.3 million charge for the six months ended December 31, 2005 and a zero net effect on the comparable second quarter and first six months of fiscal 2005.
          We believe that the prices of our products will continue to decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality. Our strategy is to maintain and optimize gross margins by (1) managing average selling price erosion in pricing negotiations with customers (2) developing new and more advanced products that can add relative value to the selling price, (3) reducing manufacturing costs by improving production yield and (4) aggressively developing more cost effective products. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development
          Research and development expenses for the three months ended December 31, 2005 increased to $8.2 million from $5.6 million for the three months ended December 31, 2004. As a percentage of revenues, research and development expenses decreased to 20.1% for the three months ended December 31, 2005, from 36.1% for the three months ended December 31, 2004. Research and development expenses for the six months ended December 31, 2005 increased to $15.5 million from $10.3 million for the six months ended December 31, 2004. As a percentage of revenues, research and development expenses decreased to 21.0% for the six months ended December 31, 2005, from 32.2% for the six months ended December 31, 2004. The increase in research and development expenses in actual dollars for the three months ended December 31, 2005 is primarily the result of increased spending on additional personnel of $1.3 million due to increases in headcount, salaries and bonuses, additional tape-out expenditures of $666,000 due to increased research expenditures relating to our SVP-LX and SVP-PX products and stock-based compensation expense of $1.0 million. The increase in research and development expenses in actual dollars for the six months ended December 31, 2005 is primarily the result of increased spending on additional personnel of $2.6 million due to increases in headcount, salaries and bonuses, additional tape-out expenditures of $782,000 and stock-based compensation expense of $1.9 million. The decrease in research and development expenses as a percentage of revenue is primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
          We are currently planning to continue development of the next generation DPTV™ products as well as other advanced products for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.

Selling, General and Administrative
          Sales, general and administrative expenses increased to $5.1 million in the three months ended December 31, 2005 from $2.7 million in the three months ended December 31, 2004. Sales, general and administrative expenses decreased as a percentage of revenues to 12.6% in the three months ended December 31, 2005 from 17.8% in the three months ended December 31, 2004. Sales, general and administrative expenses increased to $9.9 million in the six months ended December 31, 2005 from $5.1 million in the six months ended December 31, 2004. Sales, general and administrative expenses decreased as a percentage of revenues to 13.5% in the six months ended December 31, 2005 from 15.9% in the six months ended December 31, 2004. The increase in selling, general and administrative expenses in actual dollars for the three months ended December 31, 2005 was due to an increase in third party sales representative commission expenses of $709,000 due to increased product sales, an increase in personnel expenses of $633,000 comprising mostly increases in bonuses and commissions primarily relating to increased sales, an increase in professional fees of $238,000 primarily relating to higher audit fees for compliance with Sarbanes Oxley requirements, and an increase in stock-based compensation expense of $479,000 due to new option grants. The increase in selling, general and administrative expenses in actual dollars for the six months ended December 31, 2005 was due to an increase in sales representative commission expenses of $1.3 million due to increased product sales, an increase in personnel expenses of $1.1 million comprising mostly bonuses and payroll taxes, an increase in professional fees of $1.3 million primarily relating to higher audit fees for compliance with Sarbanes-Oxley Act requirements, and an increase in stock-based compensation expense of $1.0 million. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily attributable to revenues increasing proportionately higher than the increase in sales, general and administrative expenses. We will continue to monitor and control our sales, general and administrative expenses.
In-process research and development expenses
          During the three months ended December 31, 2004, we reacquired an additional 4% equity interest from several minority stockholders of TTI. Accordingly a preliminary estimate of in-process research and development expenses of $585,000 was expensed as incurred. This expense was based upon an estimate of discounted cash flows and identification of core and in-process technologies being acquired. As of December 31, 2005, the products developed with the acquired DPTV and HDTV products technology were under customer evaluation, which we expect to be completed by the end of March 2006.
Interest and Other Income and Expense, Net
          Net interest and other income of $642,000 for the quarter ended December 31, 2005 represents interest income of $483,000 and currency exchange gains of $174, 000, offset by net non-operating expenses of $15,000. Net interest and other income of $1,153,000 for the six months ended December 31, 2005 primarily comprises interest income of $737,000 and a cash dividend of $245,000 received on the UMC securities we currently hold. Net interest and other income of $127,000 for the three months ended December 31, 2004 primarily comprises interest income of $126,000. Net interest and other income of $227,000 for the six months ended December 31, 2004 primarily comprises interest income of $217,000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.
Minority Interests in subsidiaries
          Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. The minority interests remaining in our TTI subsidiary is 0.01% and no significant minority interest charge is expected in future periods.
Provision for Income Taxes
          We determined in the second quarter of fiscal year 2006 that it is more likely than not that TTI will have sufficient future taxable income to utilize its deferred tax assets and accordingly eliminated the valuation allowances against these deferred tax assets. This led to a tax benefit of approximately of $1.9 million in the three months ended December 31, 2005. The valuation allowances we eliminated related mainly to TTI’s deferred tax assets as of December 31, 2005. A provision of $787,000 was recorded for the six months ended December 31, 2005 from a provision of $516,000 for the six months ended December 31, 2004. This was primarily the result of elimination of the valuation allowance which was offset by a provision of $2.9 million which was primarily due to profitable operations in Taiwan recorded in the six months ended December 31, 2005. We estimate that our effective tax rate in fiscal 2006 is approximately 20%. The change in our income tax rate from fiscal 2005 to fiscal 2006 is the result of a higher proportion of taxable income generated in Taiwan, where our sales operations are currently located, relative to a smaller amount of operating expenses generated in the United States, where we cannot currently take a benefit for tax purposes due to the uncertainty of our ability to generate sufficient taxable income in the United States to ensure the benefit could be realized.
Cumulative effect of a change in accounting principle
          The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 related to unvested awards for which compensation expense had already been recorded. This was a one-time adjustment upon the adoption of SFAS 123(R) and we expect no adjustment in future periods.
Stock-based compensation expense
          Stock compensation expenses include the amortization of the fair value of share-based payments made to employees and the Board of Directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS 123(R) on July1, 2005 (see Note 7 — Stock-based Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.
          We use the modified prospective method to value our share-based payments under SFAS 123(R). Accordingly, for the three and six months ended December 31, 2005, we accounted for stock compensation under SFAS 123(R) while for the three and six months ended December 31, 2004, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123(R), however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended December 31, 2005 is not comparable to the prior-year periods.
          As noted in Note 7 to the financial statements, the adoption of SFAS 123(R) added approximately $1.4 million in net income to our three months ended December 31, 2005 and $6.3 million for the six months ended December 31, 2005. This was largely driven by a difference in the remeasurement methodology under SFAS 123(R) compared to APB25 when applied to the stock options converted upon the acquisition of the TTI minority interest on March 31, 2005. In the six months ended December 31, 2005, with the adoption of SFAS 123(R) the deferred stock compensation cost of $36.3 million based on APB25 on the balance sheet as of June 30, 2005 was reversed against paid-in-capital. Total compensation cost of options granted but not yet vested as of the six months ended December 31, 2005 was $26.3 million, which is expected to be recognized over the weighted average period of 3 years.
Investment in UMC and Other Investments
          As of December 31, 2005, the Company owned approximately 82.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.5% of the outstanding stock of UMC. See Part I, Item 1, Notes 8 and 11 above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for discussion of this investment and related losses. During the quarter ended December 31, 2005, we recognized a net loss on investments totaling $167,000. During the quarter ended December 31, 2004, we recognized a net loss on investments totaling $70,000. During the six months ended December 31, 2005 we recognized a net loss on investments of $268,000. During the six months ended December 31, 2004 we recognized a net gain on investments of $331,000.

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
Liquidity and Capital Resources
          As of December 31, 2005, our principal sources of liquidity included cash and cash equivalents of $68.7 million, which increased from $37.6 million at June 30, 2005. During the six months ended December 31, 2005, $30.0 million of cash was provided by operations, compared to the six months ended December 31, 2004, during which $7.2 million of cash was provided by operations. Cash provided by operations in the six months ended December 31, 2005 was primarily due to increased operating income and decreases in accounts receivable of $1.9 million, increases in accounts payable of $4.8 million, accrued liabilities of $4.7 million, and income taxes payable of $2.9 million, offset by an increase in inventories of $1.6 million and deferred income taxes of $2.2 million. During the six months ended December 31, 2004, $7.2 million of cash was provided by operations. Cash provided by operations in the six months ended December 31, 2004 was primarily due to increased operating income and an increase in accounts payable of $3.3 million, offset by an increase in prepaid expenses and other assets of $1.1 million.
          Accounts receivable decreased due to accelerated payments from customers. Accounts payable increased due to increases in inventories and cost of goods sold which relate to increased revenues. Accrued liabilities increased primarily due to accrued dealer commissions and bonuses largely relating to our increased revenue and to an increase in accrued stock options relating to an increase in stock option exercises in the three months ended December 31, 2005. Inventories increased primarily as a result of the need to meet sales requirements. Deferred taxes increased due to an increase in deferred tax assets relating to our TTI subsidiary. Income taxes payable increased primarily due to the tax provision made for profitable operations.
          During the six months ended December 31, 2005, $3.2 million was used by investing activities of which $1.5 million was used for minority investments in three private companies, $1.1 million was used for the purchase of fixed assets and $475,000 was used primarily for the purchase of engineering software licenses. During the six months ended December 31, 2004, $6.1 million was used in investing activities of which $877,000 was primarily provided by the proceeds from the sale of TTI stock, and $22,000 of cash provided by the sale of a long-term investment, offset by $1.0 million was used in the purchase of investments, $5.2 million was used in the purchase of our TTI subsidiary’s stock, $1.1 million of cash used primarily in the purchase of engineering software license fees and $272,000 of cash used in the purchase of property plant and equipment.
          During the six months ended December 31, 2005, $4.2 million of net cash was provided by financing activities relating to the exercise of employee stock options, which increased over the period as a result in the increase in our stock prices compared to prior periods. During the six months ended December 31, 2004, $1.6 million of net cash was provided by financing activities which relates to the exercise of employee stock options in TMI of which $690,000 was provided by the exercise of TTI employee stock options.
          While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our stockholders to do so.

          We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current resources are adequate.
Contractual Obligations
          As of December 31, 2005, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the lease of our headquarters in Sunnyvale, California and leases for four premises in China, two premises in Taiwan and one premise in Tokyo, Japan. Our lease agreements expire at various dates through 2010 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of December 31, 2005 (in millions):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	$3.1	$3.1	$1.0	$—	$—

Purchase Obligations	11.5	11.2	0.3	—	—

Total	$14.6	$13.3	$1.3	$—	$—

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
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
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
We recognized operating income in the six months ended December 31, 2005
          Our shift to digital television products has significantly improved our customer base, products and marketing over the last two years. However, there is no guarantee that our efforts will continue to be successful.

The average selling prices of our products may decline over relatively short periods.
Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. On average over the past year the company has experienced ASP declines over the course of 12 months of anywhere from approximately 10-20% per year in reductions to average selling price of a given product. This annual pace of price decline for products or technology is generally expected by the company in the consumer electronics industry. It is also possible for the pace of ASP decline to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. The company generally attempts to combat ASP decline through various means including designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products with improved gross margins, which we may be unable to do, or do on a timely basis.
Dilution of stockholders’ interest may occur as a result of acquisitions of new businesses or technologies and we may be unable to successfully integrate any acquired businesses, products or technologies.
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
          During the fiscal year ended June 30, 2005, we completed the acquisition of the minority interest in our subsidiary TTI by issuing approximately 3.8 million Trident Microsystems common shares and assuming outstanding options to purchase TTI shares which became exercisable for approximately 5.6 million shares of Trident Microsystems common stock. In addition, we used approximately $6.2 million in cash for TTI treasury stock purchases. Our operating results in future quarters will be affected by non-cash based amortization of acquired technology and deferred compensation.
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
          We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Asia, primarily Japan, Korea and China, accounted for 36%, 29%, and 21%, respectively, of our revenues in the three months ended December 31, 2005. Sales to customers in Asia, primarily Japan, Korea and China, accounted for 37%, 30%, and 20%, respectively, of our revenues in the six months ended December 31, 2005. Sales to customers in Asia, primarily China and Japan, accounted for 82%, of our revenues in both the three and six months ended December 31, 2004, respectively.
          In the three months ended December 31, 2005, sales to two customers, Midoriya (Sony) and Samsung, each accounted for more than 10% of total revenues. In the six months ended December 31, 2005, sales to two customers, Samsung and Midoriya (Sony), each accounted for more than 10% of total revenues. In the three months ended December 31, 2004, sales to six customers, Skyworth (a television manufacturer located in China), TCL Electronics (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), Innotech (a distributor for Toshiba) and Hongdin (a distributor for television manufacturers located in China), each accounted for more than 10% of total revenues. In the six months ended December 31, 2004, sales to four customers, Skyworth, Midoriya, Hisense, and Innotech, each accounted for more than 10% of total revenues.
          Accordingly, the loss of or reductions in purchases of our products by any of these customers could cause our revenues to decline during the period, and have a material adverse impact on our financial results. We may be unable to replace any such lost sales by sales to any new customers or increased sales to existing customers.
Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.
          Currently the majority of our sales through distributors are made through distributors in Japan who function as purchasing conduits for each of two large Japanese OEM customers. In these two cases we also have a direct relationship with the OEM and generally the distributor does not take a large inventory position for resale, rather his function is to handle logisitics relative to importation, warehousing and delivery and make payment in US dollars for the OEM. In a much smaller proportion of our distributor sales we do have a more traditional distributor relationship that includes them taking inventory positions and reselling to multiple customers. With all distributor relationships we do not recognize revenue until the distributor sells through to his customer. The more traditional distributor relationships do reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customer, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customer. Our failure to manage one or more of these risks could result in excess inventory or shortages that could seriously impact our operating results.

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
Our reliance upon independent foundries could make it difficult to maintain product flow and affect our sales.
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
          Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Frank Lin, our Chairman and Chief Executive Officer, Dr. Jung-Herng Chang, President, John Edmunds, Chief Financial Officer and Peter Jen, Chief Administrative Officer and Senior Vice President of Asia Operations and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas we principally operate specifically Shanghai, China; Taipei, Taiwan; and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
          In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS 123(R). This revised Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement became effective for us as of July 1, 2005.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
          We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2005, approximately $68.7 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Exchange rate risk
          We currently have operations in the United States, Taiwan and China. The functional currency of all our operations is the U.S. dollar. Though some expenses are denominated in local currencies by our Taiwan and China operations, substantially all of our transactions are denominated in U.S. dollars, hence, we have minimal exposure to foreign currency rate fluctuations.
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
Investment risk
          We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2005, we had available-for-sale equity investments with a fair market value of $46.9 million, all relating to shares of UMC held by us. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
          We are also exposed to changes in the value of our investments in non-public companies, including privately-held start-up companies. During the three months ended December 31, 2005, we invested an additional $1.5 million in three such privately-held companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the six months ended December 31, 2005, we recognized an impairment loss of approximately $268,000 on our investments in private companies that we concluded was other-than-temporary. As of December 31, 2005, the balance of our long-term equity investments in non-public companies was approximately $4.1 million.

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
     (b) Changes in Internal Control Over Financial Reporting
          There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II: Other Information
Item 1: Legal Proceedings
          Not applicable
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3: Defaults upon Senior Securities
          Not applicable

Item 4: Submission of Matters to a Vote of Security Holders
          At Trident Microsystems’ Annual Stockholders’ meeting held on October 24, 2005, the following proposals were adopted by the margins indicated (share amounts are adjusted for the two for one split effected by the Company in the form of a 100% stock dividend to holders of record on November 9, 2005, payable on November 18, 2005):
Proposal 1 — to elect the following one (1) person as Class I director to hold office for a three-year term and until his respective successor is elected and qualified.

	For	Withheld
Yasushi Chikagami	45,809,940	1,563,302
Proposal 2 — to approve an amendment to the company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 95,000,000:

For	44,013,416
Against	3,077,404
Abstain	282,422
Broker non-vote	0
Proposal 3 — To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	45,666,700
Against	1,688,276
Abstain	18,266
Broker non-vote	0
The foregoing matters are described in further detail in our definitive proxy statement dated February 28, 2005 for the Annual Meeting of Stockholders held on March 24, 2005.
Item 5: Other Information
          In the three months ended December 31, 2005, we made new investments in three privately-held technology companies, for a total aggregate investment of $1.5 million. Of this investment, we invested $500,000 in Nanovata Design Automation, an EDA company, in its Series A Preferred Stock in November 2005. At the time of the investment, two of our executive officers, Mr. Frank Lin and Dr. J.H.Chang, each made an indirect investment in the same entity, in the aggregate amount of $400,000. The Board of Directors has determined to establish an investment committee to review future equity investments made by us.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 9, 2006, on its behalf by the undersigned thereunto duly authorized.
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