Form 10-Q
period 2006-03-31
TRIDENT MICROSYSTEMS INC
filed 2006-05-10
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑          No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding at March 31, 2006 was 57,103,225.

TRIDENT MICROSYSTEMS, INC.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$83,388	$37,598
Short-term investment — UMC	52,295	54,555
Accounts receivable, net	7,325	6,317
Inventories	6,635	2,735
Deferred income taxes	2,158	—
Prepaid expenses and other current assets	3,550	2,308

Total current assets	155,351	103,513

Property and equipment, net	2,943	2,154
Intangible assets, net	20,714	24,620
Investments — other	3,830	3,200
Other assets	1,890	1,397

Total assets	$184,728	$134,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,252	$6,678
Accrued expenses and other liabilities	16,768	10,009
Deferred income taxes	2,485	3,561
Income taxes payable	10,007	5,181

Total current liabilities	42,512	25,429
Minority interests in subsidiaries	2	20

Total liabilities	42,514	25,449

Stockholders’ equity:
Common stock and additional paid-in capital	103,782	125,959
Deferred stock-based compensation	—	(36,280)
Retained earnings	34,704	14,415
Accumulated other comprehensive income	3,728	5,341

Total stockholders’ equity	142,214	109,435

Total liabilities and stockholders’ equity	$184,728	$134,884

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$44,743	$16,136	$118,561	$48,125
Cost of revenues	20,531	7,170	53,518	21,476
Cost of revenues — amortization of intangible assets	1,383	—	3,739	—

Gross profit	22,829	8,966	61,304	26,649
Research and development expenses	8,644	5,481	24,167	15,778
Sales, general and administrative expenses	5,612	2,940	15,527	8,031
In-process research and development expenses	—	4,586	—	5,171

Income (loss) from operations	8,573	(4,041)	21,610	(2,331)
(Loss) gain on investments, net	(242)	—	(510)	331
Interest and other income, net	570	209	1,724	436
Minority interests in subsidiaries	—	(263)	—	(1,179)

Income (loss) before income taxes	8,901	(4,095)	22,824	(2,743)
Provision for income taxes	1,919	420	2,706	936

Net income (loss) before cumulative effect of change in accounting principle	6,982	(4,515)	20,118	(3,679)
Cumulative effect of change in accounting principle	—	—	171	—

Net income (loss)	$6,982	$(4,515)	$20,289	$(3,679)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.12	$(0.10)	$0.37	$(0.08)
Cumulative effect of change in accounting principle	—	—	—	—

Basic net income (loss) per share	$0.12	$(0.10)	$0.37	$(0.08)

Shares used in computing basic per share amounts	56,025	46,680	54,042	46,190

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.11	$(0.10)	$0.33	$(0.08)
Cumulative effect of change in accounting principle	—	—	—	—

Diluted net income (loss) per share	$0.11	$(0.10)	$0.33	$(0.08)

Shares used in computing diluted per share amounts	62,729	46,680	61,446	46,190

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$20,289	$(3,679)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	693	814
Provision for doubtful accounts and sales returns	217	—
Loss (gain) on investments, net	510	(331)
Stock-based compensation expense	6,086	1,757
Amortization of intangible assets	3,945	—
Minority interests in subsidiaries	4	1,179
Cumulative effect of change in accounting principle	(171)	—
In-process research and development	—	5,171
Changes in assets and liabilities:
Accounts receivable	(1,225)	(1,523)
Inventories	(3,900)	265
Prepaid expenses and other current assets	(1,242)	(1,314)
Accounts payable	6,574	2,118
Accrued expenses and other liabilities	7,110	413
Deferred income taxes	(2,158)	—
Income taxes payable	4,398	824

Net cash provided by operating activities	41,130	5,694

Cash flows from investing activities:
Proceeds from sale of minority interests shares	—	877
Proceeds from sale of other long-term investments	—	22
Purchases of investments	(1,492)	(1,012)
Purchase of minority interests in subsidiaries	(58)	(6,043)
Other assets	(493)	(989)
Purchases of property and equipment	(1,482)	(432)

Net cash used in investing activities	(3,525)	(7,577)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,185	1,676
Proceeds from exercise of options in TTI	—	690

Net cash provided by financing activities	8,185	2,366

Net increase in cash and cash equivalents	45,790	483
Cash and cash equivalents at beginning of period	37,598	32,488

Cash and cash equivalents at end of period	$83,388	$32,971

Non-cash transactions:
Common stock issued in exchange of subsidiaries’ common stock	$—	$31,146

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Note 1. The Company
     Trident Microsystems, Inc. (“TMI”), with headquarters in Sunnyvale, California, designs, develops and markets digital media for the masses in the form of integrated circuits (ICs) for CRT TV, LCD TV, PDP TV, HDTV, and digital set-top boxes. Trident’s products are sold to various OEMs, original design manufacturers and system integrators worldwide. The Company’s digital media operations are primarily conducted by the Company’s 99.99% owned subsidiary, Trident Technologies, Inc. (“TTI”).
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
Note 3. Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon product shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Revenue from sales to resellers, which may eventually be subject to requests for product return or price protection, are deferred and recognized upon sale and shipment to the end user customers when any such rights or expectations expire. Approximately 52% and 46%, respectively, of our sales in the three months ended March 31, 2006 and 2005 were from distributors. Approximately 50% and 36%, respectively, of our sales in the nine months ended March 31, 2006 and 2005 were from distributors. The Company records estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Note 4. Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2006	June 30, 2005
Work in process	$3,455	$1,569
Finished goods	3,180	1,166

	$6,635	$2,735

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
     Reconciliations of the numerators and denominators of the basic and diluted net income per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income (loss) used in computing diluted net income per share	$6,982	$(4,515)	$20,289	$(3,679)

Shares used in computing basic per share amounts	56,025	46,680	54,042	46,190
Dilutive potential common shares	6,704	—	7,404	—

Shares used in computing diluted per share amounts	62,729	46,680	61,446	46,190

Basic net income (loss) per share	$0.12	$(0.10)	$0.37	$(0.08)

Diluted net income (loss) per share	$0.11	$(0.10)	$0.33	$(0.08)

Potential common shares not included in the calculation because they are antidilutive	119	4,736	639	4,718

Note 6. Income taxes
     As a result of profitable operations the Company recorded a provision for income taxes was in the three months ended March 31, 2006 of $1.9 million. For the nine months ended March 31, 2006, the Company reported a tax provision of $2.7 million. This provision reflects a release of valuation allowance in the second quarter of 2006 when the Company determined that it was more likely than not that TTI would have sufficient future taxable income to utilize its deferred tax assets. The tax benefit recorded in the second quarter of 2006 as a result of eliminating this valuation allowance was $1.9 million.

Note 7. Stock-based compensation
     Prior to July 1, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance in accounting for our stock compensation, and complied with the disclosure provisions of Statements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.
     On July 1, 2005, the Company adopted SFAS 123(R) “Share-Based Payment” (“SFAS 123(R”) which requires the measurement and recognition of compensation expense for all Stock-based awards made to employees and directors based on estimated fair values. Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for equity instruments for which employees do not render the requisite service.
     The Company has decided to use the Modified Prospective Application (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Accordingly, Trident did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. July 1, 2005, and any portion of options that were granted after December 15, 1994 and had not vested by July 1, 2005. The Company uses the Black-Scholes option pricing model for calculating the fair value of stock compensation under SFAS 123(R).
     The valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

     The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 related to estimated forfeitures of unvested awards for which compensation expense had previously been recorded.
     In the three and nine months ended March 31, 2006 and 2005, the fair value of options issued pursuant to the Company’s employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted average fair value of option grants	$13.66	$7.04	$7.75	$6.51

Volatility	72.93%	45.9%	67.71% - 72.93%	37.33% - 68.68%

Risk-free interest rates	4.81%	4.17%	4.06% - 4.81%	3.45% - 4.17%

Expected terms	5 years	5 years	5 years	5 years

Dividend rate	0.0%	0.0%	0.0%	0.0%
     The Company recorded $2.3 million and $6.1 million in stock compensation expense for the three and nine months ended March 31, 2006, respectively. Its effect on earnings per share is presented below. In the nine months ended March 31, 2006, as a result of the adoption of SFAS 123(R) on July 1, 2005, the deferred stock-based compensation balance of $36.3 million as of July 1, 2005 in accordance with APB No. 25 was reversed and charged against paid-in-capital. Total compensation cost of options granted but not yet vested as of March 31, 2006 was $25.6 million, which is expected to be recognized over the remaining vesting period of 3 years.
     The effect of recording stock-based compensation for the three months and nine months ended March 31, 2006 was as follows:

	Three months ended	Nine months ended
	March 31,	March 31,
(in thousands, except per share amounts)	2006	2006
Total stock-based compensation	$2,309	$6,086

Tax effect on Stock-based compensation	—	—

Net effect on net income	$2,309	$6,086

Effect on earnings per share:
Basic net income per share	$0.04	$0.11

Diluted net income per share	$0.04	$0.10

Shares used in computing basic per share	56,025	54,042

Shares used in computing diluted per share	62,729	61,446

     SFAS 123(R) requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data). For the three and nine months ended March 31, 2005, net income per share would have been changed to the pro forma amounts below with stock compensation expense accounted for under SFAS123.

	Three months ended	Nine months ended
	March 31,	March 31,
(in thousands, except per share amounts)	2005	2005
Net loss as reported	$(4,515)	$(3,679)
Stock-based compensation included in reported net income under APB 25	820	1,757
Less: Stock-based compensation expense determined under fair value based method under SFAS 123	(1,247)	(2,871)

Pro forma net loss	$(4,942)	$(4,793)

As reported:
Basic net loss per share	$(0.10)	$(0.08)

Diluted net loss per share	$(0.10)	$(0.08)

Pro forma:
Basic net loss per share	$(0.11)	$(0.10)

Diluted net loss per share	$(0.11)	$(0.10)

Shares used in computing basic per share amounts	46,680	46,190

Shares used in computing diluted per share amounts	46,680	46,190

     The Company grants nonstatutory and incentive stock options to key employees, directors and consultants. At March 31, 2006, there were 973,000 shares of common stock available for grant as of March 31, 2006. Stock options are granted at prices determined by the Board. Nonstatutory stock options may be granted at prices not less than 85% of the fair market value and incentive stock options may be granted at prices not less than fair market value, at the date of grant. Options generally become exercisable one year after date of grant and vest over a maximum period of five years following the date of grant. The Company has not granted stock options or equity instruments to non-employees other than members of its Board of Directors. All TMI options granted during the three and nine months ended March 31, 2006 and fiscal years ended June 30, 2005, and 2004 were granted at exercise prices equal to the fair values of the common stock on the date of grant. All TTI options were granted at exercise prices below the fair values of the TTI Common Stock on the date of grant. These options were assumed and became options to purchase common stock of the Company as part of the acquisition of minority interest (see Note 10 for further information) and as a result, there were no TTI options outstanding as of June 30, 2005 and March 31, 2006.

     The following table summarizes TMI’s option activities for the nine months ended March 31, 2006 and years ended June 30, 2005, and 2004:

	Options		Weighted Average	Exercise
	Available for	Number of	Exercise	Price Per
(in thousands, except per share data)	Grant	Options	Price	Option
Balance at June 30, 2003	3,216	13,398		$0.88-$11.46
Additional shares reserved	—	—
Plan shares expired	(252)	—
Options granted	(700)	700	$5.93	$5.22-$6.89
Options exercised	—	(3,738)	$1.42	$0.88-$4.75
Options expired or forfeited	1,296	(1,296)	$1.47	$0.93-$4.75

Balance at June 30, 2004	3,560	9,064		$0.88-$11.46
Additional shares reserved	5,868	—
Plan shares expired	(36)	—
Options granted (TMI)	(348)	348	$7.86	$5.35-$9.31
Options granted (TTI)	(5,868)	5,868	$0.79	$0.79-$0.79
Options exercised	—	(2,349)	$1.35	$0.88-$3.00
Options expired or forfeited	120	(120)	$1.27	$0.79-$1.52

Balance at June 30, 2005	3,296	12,811		$0.79-$11.46
Plan shares expired	(168)	—
Options granted	(2,328)	2,328	$12.79	$11.34-$28.15
Options exercised	—	(5,263)	$1.56	$0.79-$11.46
Options expired or forfeited	173	(173)	$4.36	$0.79-$14.97

Balance at March 31, 2006	973	9,703		$0.79-$28.15

     As of March 31, 2006, June 30, 2005, and 2004, options to purchase 1,893,000, 4,936,000, and 5,748,000 shares of our common stock were outstanding and vested but not exercised, respectively. The Company did not recognize any tax benefits upon exercise of stock options. The Company issues new common shares upon the exercise of stock options.

     The following table summarizes information about TMI stock options outstanding at March 31, 2006 (in thousands except per share data):

Options Outstanding							Options Exercisable
				Weighted Average
				Remaining	Weighted			Weighted
Range of			Number	Contractual Life	Average	Aggregate	Number	Average	Aggregate
Exercise Prices			Outstanding	Years	Exercise Price	Intrinsic Value	Exercisable	Exercise Price	Intrinsic Value

$0.79	-	$0.79	4,352	7.9	$0.79	$35,023	427	$0.79	$3,434
$0.88	-	$2.10	2,094	6.0	$1.54	—	1,262	$1.44	—
$2.58	-	$11.34	2,415	8.7	$9.30	—	204	$5.08	—
$12.02	-	$27.94	838	9.4	$15.17	—	—	—	—
$28.15	-	$28.15	4	9.9	$28.15	—	—	—	—

$0.79	-	$28.15	9,703	7.8	$4.32	$35,023	1,893	$1.69	$3,434

Note 8. Investment in UMC
     In August 1995, the Company made an investment of $49.3 million in United Integrated Circuits Corporation (“UICC”). On January 3, 2000, United Microelectronics Corporation (“UMC”) acquired UICC and, as a result of this merger, the Company received approximately 46.5 million shares of UMC, and has subsequently received approximately 43.6 million additional shares as a result of stock dividends declared by UMC, including 7.7 million shares received in August 2005. The last time the Company sold shares was in the year ended June 30, 2004 when the Company sold 7.3 million shares for cash of $7.4 million, resulting in a gain of $2.7 million. As of March 31, 2006, the Company held approximately 82.8 million shares of UMC, which represents about 0.4% of the outstanding stock of UMC. UMC’s shares, including shares held by the Company, are listed on the Taiwan Stock Exchange. In accordance with SFAS No. 115, as of March 31, 2006, the UMC shares held by the Company are treated as available-for-sale securities and are classified as short-term investments.
     Due to a decrease in the market value of UMC’s stock price from July 1, 2005 to March 31, 2006, a decrease in accumulated other comprehensive income of $1.6 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The $1.6 million comprises a $2.7 million decrease in the market value of the Company’s short-term investment in UMC from July 1, 2005 to March 31, 2006, less deferred income taxes of $1.1 million relating to the unrealized loss. The Company received a cash dividend from UMC in the amount of $245,000 recorded in interest and other income (expense) in the statements of operations during the nine months ended March 31, 2006.
Note 9. (Loss) gain on investments, net
     During the nine months ended March 31, 2006, the Company recognized an impairment charge on investments of $510,000, based on the most recent assessment made from the financial information available from the investee companies. During the nine months ended March 31, 2005, the Company recognized a net realized gain on investments of $331,000. The gain was primarily the result of a gain on the sale of our TTI subsidiary stock of $694,000, offset by impairment charges on investments of $363,000.

Note 10. Purchase of minority interest in subsidiaries
     A series of steps over a 12-month period ending June 30, 2005, the Company acquired approximately 20% of the equity interests in TTI from minority shareholders of TTI for approximately $6.2 million in cash and the issuance of approximately 3.8 million Trident Microsystems, Inc. shares of common stock. The average value of the share consideration issued was $8.39 per share and was based upon the average of the closing market prices of the Company’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction.
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

     As of March 31, 2006, the Company held 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV”) and High Definition Television (HDTV), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV and HDTV products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV and HDTV products technology is under development and require additional software and hardware development. The Company determined the value of IPR&D by estimating the net cash flows from potential sales of the products resulting from completion of several projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 23%. In calculating the value of the IPR&D, the Company gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. As of March 31, 2006, the products developed with the acquired DPTV and HDTV products technology are available for production with the exception of the HDTV-Pro product which is undergoing engineering modification.
     All of the Company’s acquired identifiable intangible assets, which includes the core and developed technology acquired, including the DPTV and HDTV product technologies, and customer relationships, are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years.

Amortization of identifiable intangible assets recorded during the three and nine months ended March 31, 2006 was $1.5 million and $3.9 million, respectively. The estimated amortization expense in the next 5 years and thereafter is as follows:

For the period ending:
(in thousands)
June 30, 2006	$1,523
June 30, 2007	6,345
June 30, 2008	5,602
June 30, 2009	3,596
Thereafter	3,648

Total	$20,714

     The following table represents unaudited pro forma financial information for the three and nine months ended March 31, 2005 had the Company completed the acquisition of minority interests as of July 1, 2004. The pro forma results include the effects of the amortization of identifiable intangible assets and stock-based compensation and exclude the effects of the IPR&D. The unaudited pro forma financial information is presented assuming the adoption of SFAS 123(R), and is for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
(In thousands except per share amounts, unaudited)
Revenue	$16,136	$48,125

Pro forma net loss	$(4,515)	$(1,190)

Pro forma net loss per share - basic and diluted	$(0.10)	$(0.03)

Shares used in calculating basic and diluted amounts	46,680	46,190
Note 11. Comprehensive Income (Loss)
     Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on short-term investments that are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of March 31, 2006 and June 30, 2005, respectively, related to unrealized gains, net of tax, of $3.7 million and $5.3 million on the Company’s investment in UMC. An unrealized gain of $3.2 million and an unrealized loss of $2.1 million were recorded in the three months ended March 31, 2006 and 2005, respectively. Unrealized losses of $1.6 million and $4.1 million were recorded in the nine months ended March 31, 2006 and 2005, respectively.

Note 12. Segment information and concentration of credit risk
     The Company operates in one reportable segment: digital media.
     The following is a summary of the Company’s geographic operations:

(in thousands)	United States	Taiwan	Japan	China	Korea	Other	Consolidated
Revenues:
Nine months ended March 31,
2006	$308	$9,380	$45,297	$20,787	$36,205	$6,584	$118,561
2005	$114	$3,969	$13,948	$23,523	$5,477	$1,094	$48,125

Long-lived assets:
As of March 31,
2006	$653	$353	—	$1,937	—	—	$2,943

As of June 30, 2005	$312	$234	—	$1,608	—	—	$2,154
     Revenues are attributed to countries based on delivery locations of our product sales. Long-lived assets comprise property and equipment.
     In the three months ended March 31, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung, each accounted for more than 10% of total revenues. In the three months ended March 31, 2005, sales to three customers, Midoriya, Samsung and TCL Electronics (a television manufacturer located in China), each accounted for more than 10% of total revenues, respectively. In the nine months ended March 31, 2006, sales to two customers, Midoriya and Samsung, each accounted for more than 10% of total revenues. In the nine months ended March 31, 2005, sales to four customers, Midoriya, Skyworth, Innotech and TCL Electronics, each accounted for more than 10% of revenues, respectively. Two customers accounted for 75% and 12% of gross accounts receivables as of March 31, 2006, respectively. Our top two customers accounted for 58% of our total revenues for the nine months ended March 31, 2006.
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
Note 14. Recent Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial conditions.
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.
     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company has not decided on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. and has until June 30, 2006 to decide.
Note 15. Related party transaction
     In November 2005, the Company entered into an investment agreement (“the Agreement”) with Nanovata Design Automation, Inc. (“Nanovata”). Nanovata is a silicon valley based start-up company focused on computer aided design automation tools for advanced integrated circuit design. In accordance with the Agreement, the Company invested $500,000 in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s President, also made indirect investment in Nanovata’s Series A Preferred Stock. The combined ownership in Nanovata by the Company and these two executive officers is less than 10% of Nanovata’s total outstanding shares. The Company’s investment is accounted for under the cost method.

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
     We sell our products primarily to digital television original equipment manufacturers in China, Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top two customers accounted for 58% of our total revenue for the nine months ended March 31, 2006. In the nine months ended March 31, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung, each accounted for more than 10% of total revenues. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.

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
Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers, which may eventually be subject to requests for return or price protection, are deferred and recognized when any such rights or expectations expire upon sale and shipment to the end user customers. Approximately 50% and 36% of our sales in the nine months ended March 31, 2006 and 2005, respectively, were from distributors. Also included in these amounts are 37% and 19% of our sales which were to two distributors who function as Japanese trading companies similar to purchasing agents handling purchasing logistics on behalf of large two large Japanese OEM customers. They are not typical distributor relationships, and instead act similarly to conduits for sales to those particular customers. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, historical returns, inventory levels at distributors and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
Stock-based compensation. On July 1, 2005, we adopted SFAS 123(R) “Share Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair value.
     The valuation model for stock compensation expense requires us to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for equity instruments for which employees do not render the requisite service. The Company adopted SFAS 123(R) using the Modified Prospective Application the (MPA) method. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings.
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

     We assess the carrying value of our long-lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to long lived assets, factors, which could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.
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
     The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
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

Results of Operations
     The following table sets forth the results of operations expressed as percentages of revenues for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.9	44.4	45.1	44.6
Cost of revenues - amortization of intangible assets	3.1	—	3.2	—

Gross margin	51.0	55.6	51.7	55.4
Research and development expenses	19.3	34.0	20.4	32.8
Selling, general and administrative expenses	12.5	18.2	13.1	16.7
In-process research and development expenses	—	28.4	—	10.7

Income (loss) from operations	19.2	(25.0)	18.2	(4.8)
(Loss) gain on investments, net	(0.5)	—	(0.4)	0.7
Interest and other income, net	1.2	1.3	1.5	0.9
Minority interests in subsidiaries	—	(1.7)	—	(2.5)

Income (loss) before income taxes	19.9	(25.4)	19.3	(5.7)
(Benefit from) provision for income taxes	4.3	2.6	2.3	1.9
Cumulative effect of change in accounting principle	—	—	0.1	—

Net income (loss)	15.6%	(28.0)%	17.1%	(7.6)%

     The following table provides statement of operations data and the percentage change from the prior year (in thousands):

	Three months ended March 31,			Nine Months Ended March 31,
	2006	2005	% change	2006	2005	% change
Revenues	$44,743	$16,136	177%	$118,561	$48,125	146%

Cost of revenues	20,531	7,170	186%	53,518	21,476	149%

Cost of revenues - amortization of intangible assets	1,383	—	100%	3,739	—	100%

Gross profit	22,829	8,966	155%	61,304	26,649	130%

Research and development expenses	8,644	5,481	58%	24,167	15,778	53%

Sales, general and administrative expenses	5,612	2,940	91%	15,527	8,031	93%

In-process research and development expenses	—	4,586	(100)%	—	5,171	(100)%

Income (loss) from operations	$8,573	$(4,041)	312%	$21,610	$(2,331)	1027%

Revenues
     Revenues for the three months ended March 31, 2006 increased 177% to $44.7 million from the $16.1 million reported in the three months ended March 31, 2005. Revenues for the nine months ended March 31, 2006 increased 146% to $118.6 million from the $48.1 million reported in the nine months ended March 31, 2005. The increase in revenues for the nine months ended March 31, 2006 was primarily attributed to continued success of our Super Video Processor (SVP) family of products in the digital television markets. Our unit sales volume of these products increased by approximately 2.7 times in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 7% over the same time period. Although we typically experience seasonally slower March and June quarters for consumer electronics, our SVP-EX product is continuing to be introduced into many new models with LCD-TV manufacturers, as a result of which we anticipate sequential growth in revenues in each quarter throughout the remainder of calendar year 2006.

     Sales to customers in Asia, primarily Japan, Korea and China, accounted for 40%, 31%, and 14%, respectively, of our revenues in the three months ended March 31, 2006. Sales to customers in Asia, primarily Japan, China and Korea, accounted for 36%, 34%, and 22%, respectively, of our revenues in the three months ended March 31, 2005. Sales to customers in Asia, primarily China, Japan and Korea, accounted for 18%, 38%, and 31%, respectively, of our revenues in the nine months ended March 31, 2006. Sales to customers in Asia, primarily China, Japan and Korea, accounted for 49%, 29% and 11%, respectively, of our revenues in the nine months ended March 31, 2005. The decline in relative sales in the China region in the nine month period comparison was primarily a function of the relative absolute growth if sales which occurred in the Japan and Korea regions. Absolute sales in China declined by approximately 13% of which unit sales declined by approximately 1% and ASP erosion was approximately 12%. We expect Asian customers will continue to account for a significant portion of our revenues in future periods.
     In the three months ended March 31, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung each accounted for more than 10% of revenues. In the three months ended March 31, 2005, sales to three customers, Midoriya, Samsung and TCL Electronics (a television manufacturer located in China), each accounted for more than 10% of revenues. In the nine months ended March 31, 2006, sales to two customers, Samsung and Midoriya each accounted for more than 10% of revenues. In the nine months ended March 31, 2005, sales to four customers, Midoriya, Skyworth, Innotech and TCL Electronics, each accounted for more than 10% of revenues, respectively. Approximately 52% and 46%, respectively, of our sales in the three months ended March 31, 2006 and 2005 were through distributors. Approximately 50% and 36%, respectively, of our sales in the nine months ended March 31, 2006 and 2005 were through distributors.
Gross Profit
     Gross profit increased to $22.8 million for the three months ended March 31, 2006, from $9.0 million for the three months ended March 31, 2005 and increased to $61.3 million for the nine months ended March 31, 2006, from $26.6 million for the nine months ended March 31, 2005. The increase was due to increased revenues from our DPTV product line. Our gross margin as a percentage of revenues for the three months ended March 31, 2006 decreased to 51.0% of revenues from 55.6% of revenues for the three months ended March 31, 2005. Approximately one-half of the decline from the 55.6% to the 51.0% was due to a charge of $1.4 million for amortization of intangibles relating to the acquisition of our TTI subsidiary which is reflected in the results for the quarter ended March 2006 percentage but which had not occurred in the quarter ended March 31, 2005 quarter. The other half of the decline is due to the introduction of the SVP –PX in March 2006 which comprised 30% of our total revenue during the quarter and which provides a somewhat lower gross margin than some of our previous products.. As the SVP-PX becomes an increasingly larger part of the revenue mix throughout calendar 2006 the Company expects that gross margins may decline by 100 basis points per quarter or more as a result of this shift in mix of product sales. For the nine months ended March 31, 2006, the gross margin was 51.7% as compared to 55.4% for the same nine month period of the previous year. The difference is primarily the result of the amortization of intangible assets for the full period in fiscal 2006, but for which amortization did not begin until the last quarter of fiscal 2005.
     In the three and nine months ended March 31, 2006, respectively, revenues from the sale of previously reserved products were $641,000 and $3.3 million or 1.4% and 2.8% of total revenues as compared to $519,000 and $2.9 million or 3.2% and 6.1% of total revenues from the same quarter and nine month period one year earlier. The primary reasons for the sales of previously reserved inventory related to the timing of transitions to newer generations of similar products. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully reserved product until the customer is able to execute on his changeover plan.

     The original cost of the reserved inventory that was subsequently sold in the three months ended March 31, 2006 and 2005 was approximately $390,000 and $1.6 million, respectively, and during the nine months ended March 31, 2006 and 2005 was $326,000 and $1.4 million, respectively. Due to the previously booked reserves, there were no costs of revenue reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the original costs. At the same time we recorded additional inventory reserves for the three and nine months ended March 31, 2006 in the amounts of approximately $444,000 and $2.5 million respectively as compared to approximately $484,000 and $2.0 million for the same three and nine month periods of the previous year. The net effect of inventory reserve changes on cost of goods sold and gross margin were charges of $54,000 and $920,000, respectively, for the three months ended March 31, 2006 and nine months ended March 31, 2006, respectively.
     We believe that the prices of our products will continue to decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain constant or increase as a result of introductions of new higher-performance products which may have additional functionality. Our strategy is to maintain and optimize gross margins by (1) managing average selling price erosion in pricing negotiations with customers, (2) developing new and more advanced products that can add relative value to the selling price, (3) reducing manufacturing costs by improving production yields, (4) aggressively developing more cost effective products and (5) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development
     Research and development expenses for the three months ended March 31, 2006 increased to $8.6 million from $5.5 million for the three months ended March 31, 2005. As a percentage of revenues, research and development expenses decreased to 19.3% for the three months ended March 31, 2006, from 34.0% for the three months ended March 31, 2005. Research and development expenses for the nine months ended March 31, 2006 increased to $24.2 million from $15.8 million for the nine months ended March 31, 2005. As a percentage of revenues, research and development expenses decreased to 20.4% for the nine months ended March 31, 2006, from 32.8% for the nine months ended March 31, 2005. The increase in research and development expenses in actual dollars for the three months ended March 31, 2006 was primarily the result of increased spending on additional personnel of $1.2 million due to increases in headcount, salaries and bonuses, additional tape-out expenditures of $894,000 due to increased research expenditures relating to our SVP-LX and SVP-CX products and stock-based compensation expense of $1.1 million. The increase in research and development expenses in actual dollars for the nine months ended March 31, 2006 was primarily the result of increased spending on additional personnel of $3.8 million due to increases in headcount, salaries and bonuses, additional tape-out expenditures of $1.5 million and stock-based compensation expense of $3.0 million. The decrease in research and development expenses as a percentage of revenue was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
     We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.

Selling, General and Administrative
     Sales, general and administrative expenses increased to $5.6 million in the three months ended March 31, 2006 from $2.9 million in the three months ended March 31, 2005. Sales, general and administrative expenses decreased as a percentage of revenues to 12.5% in the three months ended March 31, 2006 from 18.2% in the three months ended March 31, 2005. Sales, general and administrative expenses increased to $15.5 million in the nine months ended March 31, 2006 from $8.0 million in the nine months ended March 31, 2005. Sales, general and administrative expenses decreased as a percentage of revenues to 13.1% in the nine months ended March 31, 2006 from 16.7% in the nine months ended March 31, 2005. The increase in selling, general and administrative expenses in actual dollars for the three months ended March 31, 2006 was due to an increase in third party sales representative commission expenses of $763,000 due to increased product sales, an increase in personnel expenses of $1.4 million comprising mostly increases in payroll taxes ($0.8 million), bonus accruals ($ 0.4 million) and Salary associated with additional headcount ($0.2 million) , and an increase in stock-based compensation expense of $411,000.
     The increase in selling, general and administrative expenses in actual dollars for the nine months ended March 31, 2006 was due to an increase in (i) sales representative commission expenses of $2.1 million due to increased product sales, (ii) an increase in personnel expenses of $2.6 million comprising mostly increases in payroll taxes associated with stock option exercises ($ 1.3 million) and an increase in accrued bonuses ($ 1.0 million) and salary associated with additional headcount ($ 0.3 million), (iii) an increase in professional fees of $1.2 million primarily relating to higher audit fees for compliance with Sarbanes-Oxley Act requirements ($0.7 million) and higher legal fees ($0.5 million) due to the absence of the $0.8 million benefit of a legal reserve reversal associated with the settlement of the Neomagic lawsuit in the Company’s favor in the first quarter of fiscal 2005,, and (iv) an increase in stock-based compensation expense of $1.3 million. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily attributable to revenues increasing proportionately higher than the increase in sales, general and administrative expenses. We will continue to monitor our sales, general and administrative expenses.
In-process research and development expenses
     During the nine months ended March 31, 2005, we reacquired an additional 4% equity interest from several minority stockholders of TTI. Accordingly, a preliminary estimate of in-process research and development expenses of $5.2 million was expensed as incurred. This expense was based upon an estimate of discounted cash flows on and identification of core and in-process technologies being acquired. As of March 31, 2006, the products developed with the acquired DPTV and HDTV products technology are available for production with the exception of the HDTV-Pro product which is undergoing engineering modification.
Interest and Other Income and Expense, Net
     Net interest and other income of $571,000 for the quarter ended March 31, 2006 represents interest income of $604,000 and currency exchange losses of $38,000, offset by net non-operating income of $5,000. Net interest and other income of $1.7 million for the nine months ended March 31, 2006 primarily comprised interest income of $1.3 million, a cash dividend of $245,000 received on the UMC securities we currently hold, and currency gains of $231,000, offset by net non-operating expenses of $51,000. Net interest and other income of $209,000 for the three months ended March 31, 2005 primarily represents interest income of $144,000. Net interest and other income of $436,000 for the nine months ended March 31, 2005 primarily represents interest income of $361,000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Minority Interests in subsidiaries
     Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. The minority interests remaining in our TTI subsidiary is 0.01% and no significant minority interest charge is expected in future periods.
Provision for Income Taxes
     A provision for income taxes of $1.9 million was recorded for the three months ended March 31, 2006. This was primarily the result of profitable operations during the quarter. For the nine months ended March 31, 2006, the Company reported a tax provision of $2.7 million. This provision reflects a release of valuation allowance in the second quarter of 2006 when the Company determined that it was more likely than not that TTI would have sufficient future taxable income to utilize its deferred tax assets. The tax benefit recorded in the second quarter of 2006 as a result of eliminating this valuation allowance was $1.9 million. We estimate that our effective tax rate in fiscal 2006 is approximately 20%. The change in our income tax rate from fiscal 2005 to fiscal 2006 is the result of a higher proportion of taxable income generated in Taiwan, where our sales operations are currently located, relative to a smaller amount of operating expenses generated in the United States, where we cannot currently take a benefit for tax purposes due to the uncertainty of our ability to generate sufficient taxable income in the United States to ensure the benefit could be realized.
Cumulative effect of a change in accounting principle
     The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $171,000 related to estimated forfeitures of unvested awards for which compensation expense had previously been recorded. This was a one-time adjustment recorded upon the adoption of SFAS 123(R) on July 1, 2005.
Stock-based compensation expense
     Stock compensation expenses include the amortization of the fair value of share-based payments made to employees and members of the Board of Directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS 123(R) on July1, 2005 (see Note 7 – Stock-based Compensation for further information). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.
     We use the modified prospective method to value our share-based payments under SFAS 123(R). Accordingly, for the three and nine months ended March 31, 2006, we accounted for stock compensation under SFAS 123(R) while for the three and nine months ended March 31, 2005, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123(R), however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended March 31, 2006 is not comparable to the prior-year periods.
     Upon the adoption of SFAS 123(R) on July 1, 2005, the deferred stock compensation cost of $36.3 million on the balance sheet as of June 30, 2005 was reversed against paid-in-capital. Total compensation cost of options granted but not yet vested as of the nine months ended March 31, 2006 was $25.6 million, which is expected to be recognized over the weighted average period of 3 years.
Investment in UMC and Other Investments
     As of March 31, 2006, the Company owned approximately 82.8 million shares of United Microelectronics Corporation (UMC) which represents about 0.4% of the outstanding stock of UMC. See Notes 8 and 11 to our consolidated financial statements above (“Investment in UMC” and “Comprehensive Income (Loss),” respectively) for further discussion of this investment and related losses. During the quarter ended March 31, 2006, we recognized an aggregate net loss on investments of $242,000. During the quarter ended March 31, 2005, we did not recognize any not gain or loss on investments. During the nine months ended March 31, 2006 we recognized an impairment loss on investments of $510,000. During the nine months ended March 31, 2005 we recognized a net realized gain on the sale of investments of $331,000.

     Under the Investment Company Act of 1940 (the “1940 Act”), a company meeting the definition of an “investment company” is subject to various legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may, and has in the past, exceeded 40% of total assets. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company. However, if the value of our investment in other securities, including shares of UMC, exceeds 40% of our total assets, we may in the future be required to sell some or all of such securities. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we monitor the advisability of disposing of our UMC stock and intend to sell all or part of the stock when it is in the best interests of our stockholders to do so.
Liquidity and Capital Resources
     As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents of $83.4 million, which increased from $37.6 million at June 30, 2005. During the nine months ended March 31, 2006, $41.1 million of cash was provided by operations, compared to the nine months ended March 31, 2005, during which $5.7 million of cash was provided by operations. Cash provided by operations in the nine months ended March 31, 2006 was primarily due to increased operating income, increases in accounts payable of $6.6 million, accrued liabilities of $7.1 million and income taxes payable of $4.4 million, offset by increases in accounts receivable of $1.2 million, inventories of $3.9 million, prepaid expenses of $1.2 million and deferred income taxes of $2.2 million. Cash provided by operations in the nine months ended March 31, 2005 was primarily due to our operating loss, adjusted for increases in non-cash items, primarily amortization of deferred compensation expense and in-process research and development. In addition, cash provided by operations increased as a result of an increase in accounts payable of $2.1 million and minority interest in subsidiaries of $1.2 million, offset by an increase in prepaid expenses and other assets of $1.3 million.
     Accounts payable increased due to increases in inventories and cost of goods sold which relate to increased revenues. Accrued liabilities increased primarily due to accrued dealer commissions and bonuses largely relating to our increased revenue and to an increase in accrued stock option exercise proceeds due to employees relating to an increase in stock option exercises in the nine months ended March 31, 2006. Income taxes payable increased due to profitable operations. Accounts receivable increased due to increased revenue. Inventories increased primarily as a result of the need to meet sales requirements. Prepaid expenses increased due to increased prepaid royalty expenses. Deferred taxes decreased due to an increase in deferred tax assets relating to our TTI subsidiary. Prepaid expenses increased $1.3 million during the nine months ended March 31, 2005 primarily due to the prepayment of software license fees. Accounts payable increased $2.1 million during the nine months ended March 31, 2005 primarily due to increased volume of business and timing of payments.
     During the nine months ended March 31, 2006, $3.5 million was used by investing activities, of which $1.5 million was used for minority investments in three private companies, $1.5 million was used for the purchase of fixed assets and $500,000 was used primarily for the purchase of engineering software licenses. During the nine months ended March 31, 2005, $6.9 million was used in investing activities offset by $877,000 provided by the proceeds from the sale of TTI stock, and $22,000 was provided by the sale of a long-term investment. Cash of $1.0 million was used in the purchase of investments, $6.0 million used in the purchase of a portion of our TTI subsidiary’s stock, $1.0 million was used primarily in the purchase of engineering software license fees and $432,000 was used in the purchase of property plant and equipment.

     During the nine months ended March 31, 2006, $8.2 million of net cash was provided by financing activities relating to the exercise of employee stock options, which increased over the period as a result of the increase in our stock prices compared to prior periods. During the nine months ended March 31, 2005, $2.4 million of net cash was provided by financing activities, with $1.7 million provided by the exercise of employee stock options in TMI and $690,000 provided by the exercise of TTI employee stock options.
     We believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current resources are adequate.
Contractual Obligations
     As of March 31, 2006, our principal commitments consisted of obligations outstanding under non-cancelable operating leases and unconditional purchase order commitments for wafers and chipsets. Our operating lease commitments include the new lease agreement for our new headquarters in Santa Clara, California which we will be occupying in August 2006, and leases for four premises in China, two premises in Taiwan and one premise in Tokyo, Japan. Our lease agreements expire at various dates through 2012 and require payment of property taxes, insurance, maintenance and utilities. The following table summarizes our contractual obligations and commitments as of March 31, 2006 (in millions):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	Years	5 years
Operating Leases	$5.0	$2.1	$1.6	$1.1	$0.2
Purchase Obligations	17.8	17.8	—	—	—

Total	$22.8	$19.9	$1.6	$1.1	$0.2

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2006, approximately $83.4 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
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
Investment risk
     We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2006, we had available-for-sale equity investments with a fair market value of $52.3 million, all relating to shares of UMC held by us. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
     We are also exposed to changes in the value of our investments in non-public companies, including privately-held start-up companies. During the nine months ended March 31, 2006, we invested an additional $1.5 million in three such privately-held companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. For the nine months ended March 31, 2006, we recognized an impairment loss of approximately $510,000 on our investments in private companies that we concluded was other-than-temporary. As of March 31, 2006, the balance of our long-term equity investments in non-public companies was approximately $3.8 million.

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
Item 1A: Risk Factors
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
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
     Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	uncertain demand in the HDTV and LCDTV markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	seasonality, particularly in the third quarter of each fiscal year (March quarter), due to the extended holidays relating to the Chinese New Year;

•	our ability to achieve required cost reductions;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia; and

•	the mix of products sold and the mix of distribution channels through which they are sold.
These factors are sometimes difficult or impossible to forecast, and these or other factors could seriously harm our business.
The average selling prices of our products may decline over relatively short periods.
     Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. On average over the past year the company has experienced ASP declines over the course of 12 months of anywhere from approximately 10-20% per year in reductions to average selling price of a given product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of ASP decline to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. The Company generally attempts to combat ASP decline through various means including designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products with improved gross margins, which we may be unable to do, or do on a timely basis.
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
     During the fiscal year ended June 30, 2005, we completed the acquisition of the minority interest in our subsidiary TTI by issuing approximately 3.8 million Trident Microsystems common shares and assuming outstanding options to purchase TTI shares which became exercisable for approximately 5.6 million shares of Trident Microsystems common stock. In addition, we used approximately $6.2 million in cash for TTI treasury stock purchases. Our operating results in future quarters will be affected by non-cash based amortization of acquired technology and stock-based compensation charges under SFAS 123(R) associated with the stock options..
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
     We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Asia, primarily Japan, Korea and China, accounted for 40%, 31%, and 14%, respectively, of our revenues in the three months ended March 31, 2006. Sales to customers in Asia, primarily China, Japan and Korea, accounted for 18%, 38%, and 31%, respectively, of our revenues in the nine months ended March 31, 2006. Sales to customers in Asia, primarily Japan, China and Korea, accounted for 36%, 34%, and 22%, respectively, of our revenues in the three months ended March 31, 2005. Sales to customers in Asia, primarily China, Japan and Korea, accounted for 49%, 29% and 11%, respectively, of our revenues in the nine months ended March 31, 2005.
     In the three months ended March 31, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung each accounted for more than 10% of total revenues. In the nine months ended March 31, 2006, sales to two customers, Samsung and Midoriya (a distributor for Sony), each accounted for more than 10% of total revenues. In the three months ended March 31, 2005, sales to three customers, Midoriya (a distributor for Sony), Samsung and TCL Electronics (a television manufacturer located in China), accounted for more than 10% of total revenues. In the nine months ended March 31, 2005, sales to four customers, Midoriya, Skyworth, Innotech (a distributor for Toshiba) and TCL Electronics accounted for more than 10% of total revenues.
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
     Currently the majority of our sales through distributors are made through distributors in Japan who function as purchasing conduits for each of two large Japanese OEM customers. In these two cases we also have a direct relationship with the OEM and generally the distributor does not take a large inventory position for resale, rather his function is to handle logistics relative to importation, warehousing and delivery and make payment in US dollars for the OEM. In a much smaller proportion of our distributor sales we do have a more traditional distributor relationship that includes them taking inventory positions and reselling to multiple customers. With all distributor relationships we do not recognize revenue until the distributor sells through to his customer. The more traditional distributor relationships do reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customer, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customer. Our failure to manage one or more of these risks could result in excess inventory or shortages that could seriously impact our operating results.
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
     We plan to continue developing the next generation of DPTV and HiDTV™, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. We believe the market for digital television will be competitive, and will require substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital television market our principal competitors are captive solutions from large TV OEM’s as well as merchant solutions from Toshiba, Philips Electronics, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., ATI Technologies Inc., Zoran Corporation, ST Microelectronics, Morningstar, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV and HiDTV™ market even though competitors are substantially more experienced than we are in this market.
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
     Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. Although we have experienced such errors in the past, significant errors have generally been detected relatively early in a product’s life cycle and therefore the costs associated with such errors have been immaterial. We cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems. Defects or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could seek damages from us for their losses as a result of problems with our products.
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
     Our primary suppliers and two of our three principal operating centers are located in California and Taiwan, both in active earthquake fault zones. These regions have experienced large earthquakes in the past and may experience them in the future. A large earthquake in any of these areas could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.
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
     Our principle design, development and marketing effort focuses primarily on our Digital Media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. Through our TTI subsidiary, we plan to continue developing the next generation DPTV and HDTV, as well as other advanced products for digital TV and digital STB for the digital television market in the U.S., China, Japan, Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.
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
Changes in stock option accounting rules has and may continue to adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.
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
     In December 2004, the FASB issued FASB Statement No. 123(R) “Share-based payment” an amendment of FASB Statement 123 and 95. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement became effective for us as of July 1, 2005.
     SFAS 123(R) has a significant impact on our consolidated statement of operations as we are required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123. This could result in lower reported earnings per share in the future which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad based employee stock plans to reward employees, affect our ability to retain existing employees and attract qualified employees, increase the cash compensation we might have to pay to employees, and could result in a competitive disadvantage to us in the employee marketplace.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
     We continue to spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestations of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. We have incurred additional costs, and expect such costs to continue in part in the future, in connection with the documentation, review, evaluation and attestation of our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3: Defaults upon Senior Securities
          Not applicable
Item 4: Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5: Other Information
          Not applicable

Item 6: Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

10.20	Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2006, on its behalf by the undersigned thereunto duly authorized.

Trident Microsystems, Inc. (Registrant)

/s/ Frank C. Lin

Frank C. Lin
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ John S. Edmunds

John S. Edmunds Chief Financial Officer

Index to Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.2	Amendment to Securities Purchase Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.3	Share Subscription Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

2.4	Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.5	Amendment to Asset Purchase Agreement between XGI Cayman Ltd. and Trident Microsystems (Far East) Ltd. (1)

2.6	License Agreement between Trident Microsystems, Inc. and XGI Cayman Ltd. (1)

2.7	Capitalization Agreement between XGI Technology Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

10.20	Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference from the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993

(3)	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.