Form 10-K
period 2006-06-30
TRIDENT MICROSYSTEMS INC
filed 2007-08-07
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0156584
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3408 Garrett Drive, Santa Clara, California	95054-2803
(Address of principal executive offices)	(Zip Code)
(408) 764-8808
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2005, the last business day of registrant’s second fiscal quarter for fiscal 2006, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $797,600,412 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At June 30, 2007, the number of shares of the Registrant’s common stock outstanding was 57,747,786.
DOCUMENTS INCORPORATED BY REFERENCE
None

TRIDENT MICROSYSTEMS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our,” “Trident” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, except as required by law.
EXPLANATORY NOTE REGARDING RESTATEMENT
We delayed the filing of this Annual Report on Form 10-K (the “Report”) pending completion of a previously announced independent investigation into our historical stock option grant practices and related issues. This investigation was conducted by a Special Committee (the “Special Committee”) of our Board of Directors. In response to a Wall Street Journal article that questioned the stock option practices at Trident and several other companies, published on May 22, 2006, the Board of Directors initiated a preliminary internal review, conducted by our outside legal counsel, into our historical stock option grant practices and related issues. Based upon the preliminary findings of that review, the Board of Directors determined that it was appropriate to conduct a formal and independent investigation of our option granting practices, and on May 26, 2006, formed a Special Committee of the Board of Directors with responsibility for the independent investigation. On June 8, 2006 and June 16, 2006, we received grand jury subpoenas from the U.S. Attorney for the Southern District of New York and the Northern District of California, respectively, and we received a written request from the SEC on June 21, 2006, requesting information concerning our historical stock option grant practices and related issues. The grand jury subpoena from the U.S. Attorney for the Southern District of New York was subsequently withdrawn.
The investigation was conducted by the Special Committee with the assistance of independent legal counsel and forensic accountants retained by such legal counsel. Throughout the investigation, the Special Committee’s advisers reported directly to the Special Committee. The Special Committee was composed of two independent directors who have not previously served as members of the Compensation Committee, one of whom was newly appointed to the Board of Directors on July 6, 2006 and currently serves as Chairman of the Audit Committee.
The scope of the Special Committee’s investigation was extensive and included an investigation of our historical stock option grant practices and related issues from the date of our initial public offering in December 1992 through June 2006 (the “Review Period”), including our accounting for stock options. The Special Committee investigated all grants made to officers and directors, newly hired employees and existing employees during the Review Period, and evaluated prior repricing transactions and our March 2005 conversion of stock options of our Taiwanese subsidiary, Trident Technologies, Inc., or TTI, into stock options for Trident stock. The Special Committee examined additional questions regarding stock option exercises, modifications of previously granted stock options, and handling of stock options when employees departed. The investigation included an extensive examination of individual grants and of our stock option grant practices and accounting policies, and included a review of accounting records, grant documentation, employment and other personnel records, other supporting records, and electronic data and documentation, including e-mail. The Special Committee and its advisors interviewed more than 50 individuals, including current and former employees, members of the Board of Directors and outside legal counsel. The Special Committee reported to the Board of Directors regarding its findings with respect to prior stock option grants, our accounting for stock option grants, and remedial measures that should be taken as a result.
Based on the results of its investigation, the Special Committee found evidence that we previously used incorrect measurement dates when accounting for stock option grants pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Using information obtained in the Special Committee’s investigation and additional information, we determined that it was necessary to modify the accounting measurement dates for approximately 57% of the stock option grants awarded during the Review Period to the employees and consultants, covering options to purchase approximately 38.0 million shares of common stock. In addition, we identified modifications to certain stock options that increased or decreased the number of shares comprising the grant, and these modifications should have been accounted for by applying variable accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. As a result, revised measurement dates and variable accounting, where applicable, were applied to the affected option grants and we have recorded a total of approximately $33.8 million in additional pre-tax, non-cash, stock-based compensation expense for the years 1993 through 2005 and $3.1 million for fiscal 2006.
During the course of the investigation, we also adjusted our accounting for all of the options granted by our Taiwanese subsidiary, TTI, and by our Chinese subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd., or TMT, that should have been accounted for by applying variable accounting as required by the provisions of FIN 44 and the provisions of Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, either because the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares, or the option was modified. This resulted in additional stock-based compensation expense totaling approximately $24.1 million. The additional expense resulting from the application of EITF 00-23 did not stem from inappropriate stock option administration practices, however, we identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.
After related income tax adjustments and minority interest, the restatement resulted in total net adjustments of approximately $51.9 million for the years 1993 through 2005 and approximately $3.9 million for fiscal 2006. This amount is net of forfeitures of stock options related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, which is typically four years.
The Special Committee identified our former Chief Executive Officer and another non-executive employee as having significant involvement in the granting and administration of our stock options and TTI’s stock options, and as a result, the Board of Directors sought and obtained their resignations. Additionally, the Board of Directors determined that the person who formerly served as our Chief Accounting Officer would no longer serve in such role, or have any responsibilities or oversight in the areas of finance, information systems or human resources, and thereafter, we terminated our employment relationship with him. We subsequently terminated our employment relationship with one other finance employee. One of our other executives resigned, at our request, although he continues to provide consulting services to us.
Following a presentation by the Special Committee regarding certain other matters relating to options to purchase shares of TTI stock, which represented 56,000 shares of our common stock on an as-converted basis that may have been issued to two directors and half of these options were exercised prior to conversion, the Board of Directors concluded that a conflict of interest may have arisen between Trident and each of two members of the Board of Directors, individually, in their capacity as Trident directors. Both of these directors subsequently resigned from the Board of Directors. These two directors were the only members of our Compensation Committee during much of the Review Period. As a consequence of all of these adjustments, our audited consolidated financial statements and related disclosures as of June 30, 2005 and for the years ended June 30, 2005 and 2004, and our selected consolidated statements of operations and consolidated balance sheet data as of and for the four years ended June 30, 2005, included in “Selected Consolidated Financial Data” in Part II, Item 6 of this Report, have been restated. In addition, the unaudited quarterly financial information for interim periods of 2005 and the first three quarters of 2006, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, and in the supplementary data included in Part II, Item 8 of this Report, have been restated. We have also restated the stock-based compensation expense disclosed in the Notes to the Consolidated Financial Statements which was calculated in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, under the disclosure-only alternatives of those pronouncements for the years 2004 and 2005 and for interim periods of 2005. This restated information has been included below in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and for the years ended June 30, 2005 and 2004 in the Consolidated Financial Statements included in Part II, Item 8 of this Report. The adjustments did not affect our previously reported revenues, cash and cash equivalents or investment balances in any of the restated periods.
Share and per share information presented in this Report has been adjusted to reflect the three-for-two stock split effected November 26, 2003 and the two-for-one stock split effected November 18, 2005.
For the fiscal years ended June 30, 1993 through June 30, 2006, the incremental impact per fiscal year from recognizing additional stock-based compensation and related tax adjustments resulting from the investigation of our historical stock option grant practices and related issues is as follows (in thousands):

	Stock-based	Minority	Income Tax
	Compensation	Interest	Expense	Net
Fiscal Years Ended June 30,	Expense	(Benefit) (1)	(Benefit)	Adjustment
1993	$221	$—	$(84)	$137
1994	402	—	(133)	269
1995	512	—	(156)	356
1996	900	—	(221)	679
1997	3,776	—	(1,205)	2,571
1998	3,365	—	1,133	4,498
1999	2,851	—	—	2,851
2000	2,905	—	(1,083)	1,822
2001	1,894	—	(489)	1,405
2002	1,692	—	(565)	1,127
2003	1,338	—	25	1,363

Cumulative 1993-2003 impact	19,856	—	(2,778)	17,078
2004	16,217	(1,034)	—	15,183
2005	20,986	(1,337)	—	19,649
2006	3,897	—	—	3,897

Total cumulative impact	$60,956	$(2,371)	$(2,778)	$55,807

(1)	Includes $124,000 of additional payroll tax expense in fiscal 2004.
Except as otherwise stated, all financial information contained in this Report gives effect to this restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report. We do not intend to amend our previously filed Annual Reports on Form 10-K, and financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K previously filed by us, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, should not be relied upon and are superseded in their entirety by the information in this Report.

PART I
ITEM 1. BUSINESS
Overview
We design, develop and market integrated circuits, or ICs, and associated software for digital media applications, such as digital television, LCD television, or TV, and digital set-top boxes, or STB. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digitally processed televisions, or DPTVTM, for the consumer television market. In June 2003 we announced a restructuring of our business to divest our legacy graphics business and in a separate transaction merged our digital media segment with Trident Technologies, Inc., or TTI, – a Taiwanese company that was 99.9% owned by Trident at June 30, 2006 and June 30, 2005, and 83% owned by Trident at June 30, 2004, in order to strengthen and extend our digital TV business. TTI had previously been operating primarily as a Taiwan-based semiconductor design house which had developed various video processing technologies useful for digital media applications. As a result, since June 2003, we have focused our business primarily in the rapidly growing DPTVTM market and related areas.
We reorganized again in 2006, and since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd., or TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI is in the process of being dissolved.
We operate in one reportable segment: digital media. During the fiscal years ended June 30, 2006, 2005 and 2004, the digital media segment accounted for nearly all of our revenues. For the fiscal years ended June 30, 2006, 2005 and 2004, the digital media segment accounted for $171.3 million, $68.5 million and $51.9 million in revenues, respectively. As a percentage of total revenues for the fiscal years ended June 30, 2006, 2005 and 2004, the digital media segment accounted for 99% of our revenues for each of those years. We also sell a product that focuses on digital television in the PC market and revenues generated from this product are included in the digital media segment. We have done some engineering consulting, which has historically been accounted for separately from our digital media revenue stream and is included in other revenue.
We have been investing in and experiencing success in the digital media market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is entering into a further growth phase. To date, we have invested in developing strong relationships with large original equipment manufacturers, or OEMs, in the consumer electronics area, such as Sony, Samsung, Sharp and others. We are also focused on developing strong relationships with fast growing Chinese manufacturers such as Skyworth, TCL, Konka, Changhong, Xoceco and Hisense, and leading European manufacturers such as Vestel, although a majority of the market today is held by large OEMs. We believe that over time more of the high volume digital media business will migrate to the Taiwanese and Chinese original-design manufacturers, or ODMs; accordingly, we believe that it is important to have strong relationships among customers operating at both ends of the market. We have also invested in integrating key technologies and providing integrated system-on-chip, or SOC, advantages to our customers, including innovation in video quality. We believe that this combination of our early entrance and success in this area of the market, our many years of experience in enhancing digital image quality, and our growing reputation and success with top tier world class TV manufacturers will provide a strategic advantage for us in this emerging SOC market.
Trident’s market strategy relies on leveraging television display controller design wins to further supply digital decoding and other value-added portions of television systems to leading consumer electronics OEMs. Trident’s goal is to create an integrated video decoder and processor that achieves superior image quality attractive to the world’s leading television OEMs. Achievement of this goal will require both mixed signal semiconductor and television system knowledge as well as the ability to work with customers who are experts in these areas in a heuristic learning process that involves multiple design cycles.

Successful execution of this strategy will require us to be an early mover with new technology and to achieve outstanding execution of complex system-on-chip designs. We have established our position as an early mover through the industry’s first integration of multi-standard video decoding and comb filtering with advanced video processing with the introduction of the DPTV™-DX chip in 2001. We again demonstrated our ability to lead with new technology by introducing the industry’s first integrated 10-bit ADC in the DPTV™ 3D Pro in 2002. In 2005 we introduced advanced video processing integrated with ATSC/DVB decoding and HDMI integrated with 10-bit 3D multi-standard video decoding. DVB, short for Digital Video Broadcasting, is a suite of internationally accepted open standards for digital television. Advanced Television Systems Committee, or ATSC, defined digital television standards. HDMI, or high-definition multimedia interface, is an all-digital audio/video interface capable of transmitting uncompressed streams. Achieving such industry firsts demonstrates our ability to timely execute highly complex chip designs which add significant additional features and performance. In 2006 we have continued to evolve our technology by developing products that include motion estimation and motion compensation technology that helps to eliminate motion judder, which is most notable when a camera pans across a wide area. In addition, we have continued to focus on enhancing our highly integrated solution that adds MPEG decoding to image processing in the form of our high definition digital television, or HiDTV, product lines. MPEG stand for Moving Picture Experts Group, the family of standards used for coding audio-visual information (e.g., movies, video and music) in a digital compressed format.
Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.
Markets and Applications
In fiscal 2007, we focused our principal design, development and marketing efforts on our digital media products. Our digital media products accounted for approximately 99% of total revenues for each of our fiscal years ended June 30, 2006, 2005 and 2004. We plan to continue developing our next generation DPTV™ product, as well as other advanced products for digital TV and digital set top boxes, or STB, for the worldwide digital television market. The DPTV™ family’s high levels of functional integration and video quality enable our customers to have flexibility and cost advantages in their advanced TV designs. The DPTVTM video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV™ family applies the same concept of functional integration and video quality excellence to standard and high-definition digital broadcast signals. We expect that the worldwide television market will eventually be dominated by digitally broadcast content; therefore, we believe that our future success depends on our ability to integrate additional technologies and have our products support that market volume opportunity on an ongoing basis. However, we anticipate that the digital television market will generate substantially all of our revenues in the near term.
The following table describes our product families and markets:

Product Family	Description	Markets

DPTVTM	Integrated multi-standard video decoding, format conversion, and image enhancement processors	Advanced TV including cathode ray tube, or CRT, plasma, LCD, rear-projection and front-projection display types, AV Notebook PC, Multi-function LCD Monitors.

HiDTVTM	Integrated ATSC/DVB (MPEG2) decoding, format conversion, and image enhancement processors	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

TDM	Demodulation for ATSC, DVB-C, DVB-T IF signals	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

Current Digital Media Products:
We have been developing products for other digital media applications, such as set top boxes and progressive television sets, since 1999. The DPTVTM market in particular has begun to emerge as a high volume market for these products. Our DPTVTM products are designed to optimize and enhance video quality for various display devices, such as cathode ray television (“CRT TV”), liquid crystal display television (“LCD TV”), plasma display panel (“PDP”), projection television, liquid crystal display projection TV and AV notebooks.
DCReTM. DCRe, Digital Cinema Reality Engine, is Trident’s proprietary technology to address the need for today’s high-end multimedia digital television application requirement. It embodies Trident’s DPTVTM design by offering a highly integrated and common-chassis multimedia digital television design platform that is both a high quality television set as well as a multimedia display terminal for PC graphics. This design platform is able to receive and decode the conventional NTSC, PAL and SECAM broadcasting signals, the three main video broadcast standards, to display PC VGA inputs and to receive high definition component inputs from the digital set-top box.
SVPTMPX. The SVPTMPX video processor is a highly integrated system-on-chip device, targeting the converging HDTV-ready and PC-ready LCD TV, PDP TV, and DLP TV applications where high-precision processing of video and data are required. SVPTMPX contains our sixth generation dual-purpose triple 10-bit high-precision and high-speed video analog to digital converters, or ADCs, for both PC and video inputs, the high-performance multi-format 3D digital “comb filter” or television video decoder that supports NTSC, PAL and SECAM broadcasting signals, a HDTV sync separator, motion adaptive de-interlacing engine, and the video format conversion engine, supporting multi-window display in many different output modes. Trident’s DCReTM engine—digital cinema reality engine, is integrated inside the SVPTMPX to provide the most natural cinema-realistic images. The DCReTM technology integrates advanced 3D-comb video decoding, advanced motion adaptive de-interlacing, object-based digital noise reduction, our advanced sixth generation scaler, film mode support, average picture level, or APL, edge smoothing and dynamic sharpness enhancement. Trident’s patented Unified Memory Architecture, or UMA, allows frame rate conversion, 3D comb video decoding, and video enhancement processing to share the same frame buffer memory that is made up of high-speed and cost-effective PC graphic memory. All of these advanced digital processing techniques are combined with a true 10-bit video data processing for the most optimal video fidelity in order to provide the most natural and cinema-quality video images. Designed for maximum system design flexibility, SVPTMPX integrates all video interfaces to support converging digital video, analog video and PC data applications. The users of Trident’s single chip SVPTM PX video processor(s) will benefit from many features while maintaining a price competitive advantage over existing solution(s).
SVP-LX™. The SVP-LX™ is Trident’s sixth-generation all-in-one video processor for high-end advanced digital TVs. The SVP-LX ™ targets large-size high-definition (1920x1080p resolution) displays. The SVP-LX ™ includes improvements in video decoding, video processing, display interface, and specific European-market functionality such as SCART, a French-originated standard and associated 21-pin connector for connecting audio-visual equipment. The SVP-LX ™ targets the high-end market for LCD, PDP, and DLP TVs.
SVP-CX™. The SVP-CX™ is Trident’s sixth-generation all-in-one video processor for entry-level advanced digital TVs. Optimizing DCRe™ technology to meet the needs of cost-effective systems, the SVP-CX ™ targets small and mid-size displays up to “WXGA” (1366x768p resolution) resolution. The SVP-CX ™ includes many of the improvements in video decoding, video processing, display interface, and specific European-market functionality as the SVP PX™. The SVP-CX™ targets the entry-level market for LCD, PDP, and DLP TVs for the leading branded TV OEMs.
SVP-EX. The SVP-EX is Trident’s fifth-generation all-in-one video processor product family. It features the industry’s first Truevideo™ 10-bit video processing technology that is optimized for 1080i HDTV component input. Embedded with a DCRe™ engine, the SVP-EX video processor delivers the highest quality digital video images. The DCRe™ technology integrates an advanced 3D-comb video decoder, advance motion adaptive de-interlacing engine for up to 1080i input, object-based digital noise reduction, cubic-4 image scaling, film mode support, APL feedback to increase the TV set dynamic range, edge smoothing, and dynamic sharpness enhancement. The SVP-EX video processor is equipped with numerous outputs, including a 24-bit transistor-transistor logic, or TTL, digital to analog converter, or DAC, and low voltage differential signaling, or LVDs interface, providing versatility with

Trident proprietary DCRe™ technology. It delivers vivid cinema-realistic motion and still images. The SVP-EX processor targets the high-performance flat-panel LCD, rear-projection, flat CRT and plasma display TV markets.
HiDTVTM. HiDTVTM is the next-generation, system-on-a-chip digital TV engine for the design of high definition digital TV, or HiDTV, systems. It integrates a 32-bit embedded CPU microprocessor, a MPEG2 MP@HL decoder, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC and DVB standards, TDES and DVB common descrambler, a high performance graphics engine, and key video enhancement processing technologies for the DPTVTM products to enhance the analog TV signals. A unified external DDR DRAM is used for both system buffers and application programming. HiDTVTM integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components.
Components such as video decoders and demodulators can interface with HiDTVTM without external glue logic. HiDTVTM integrates standard I/O interfaces such as UART, IR, and smart card interface.
HiDTVTMPRO. HiDTVTMPRO is Trident’s second generation, system-on-chip digital TV engine for the design of HiDTV systems. It integrates dual 32-bit embedded CPU, dual MPEG2 MP@HL decoders, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC, DVB and ARIB standards, TDES, Multi2 and DVB common descrambler, a high-performance 2D graphics engine, and Trident’s SVPTMLX with DCRe video processing to enhance all essential video signals. A unified external DDR2 DRAM is used for both system buffers and application programming. HiDTVTMPRO integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components. Components such as video decoders and demodulators can interface with HiDTVTMPRO without external glue logic. HiDTVTMPRO integrates standard I/O interfaces such as UART, IR, and smart card interface. It also integrates a POD controller that supports US digital cable-ready applications.
HiDTV™ LX. HiDTV™ LX integrates Trident’s dual-channel fourth-generation video processor core with a 180MHz 32-bit embedded CPU, a single-stream high-definition MPEG2 decoder, and peripheral interface functions such as PCI. The HiDTV™ LX enables TV system OEMs to create high-quality digital television systems capable of decoding ATSC, DVB, and ARIB transport streams with no sacrifice in picture quality.
HiDTV™ Pro PX/LX. HiDTV™ Pro PX/LX integrates Trident’s sixth-generation dual-channel video processor core with a 250MHz 32-bit embedded CPU, a dual-stream high-definition MPEG2 decoder, and additional peripheral interface functions such as USB 2.0 and logic supporting digital-cable-ready, or DCR, and common-interface, or CI, protocols. HiDTV™ Pro PX supports 1366x768-resolution displays while HiDTV™ Pro LX supports 1920x768 HD displays. In conjunction with the Trident Analog Front End, or TAFE™, chip the HiDTV™ Pro family enables leading digital TV OEMs to create cost-effective no-compromise solutions for the rapidly-growing integrated digital decoding segment of the world-wide DTV market.
TAFE™. Our TAFE product is the result of our collaboration with a third party in integrating HDMI™ with advanced digital TV functions. TAFE™ integrates dual HDMI receivers with Trident’s sixth-generation 3D video decoder. A 30-bit interface to Trident’s HiDTV™ Pro family of integrated digital video processors ensures that video quality is not compromised. TAFE™ and HiDTV™ Pro PX/LX represent Trident’s market strategy to meet the needs of top-tier digital TV OEMs.
Current PCTV Application Products:
TV MasterTM TM6000. The TV MasterTM TM6000 is a highly integrated system-on chip device, designed to transform ordinary notebooks and desktop PCs into high quality PC/TVs and media center PCs. The TV MasterTM TM6000 integrates dual 10-bit high-quality video ADCs with a 2D digital comb filter, multi-standard color decoder, dual 16-bit audio ADCs, USB2.0 controller and PHY, the electronic IC or functional block of a circuit that takes care of encoding and decoding between a pure digital domain, and a modulation in the analog domain, and an embedded MPU. Our TV MasterTM TM6000 has achieved a high level of integration for the USB2.0 TV tuner box and TV add-in card application. TV MasterTM TM6000 also supports digital AV streams in transport-stream, or TS, format and is one of the first USB 2.0 TV capture device to support both analog and digital TVs (DVB-T/S/C/H, ATSC, DMB, and etc) with minimum external components.

TV MasterTM TM5600. The TV MasterTM TM5600 is a pin-to-pin compatible IC with TM6000, containing the same application functions as TM6000, but without the support on digital TV TS input .
Trident and TrueVideo, DCReTM , SVPTMPX, SVP-LX™, SVP-CX™, HiDTVTM, HiDTVTMPRO, HiDTV™ LX, HiDTV™ Pro CX/LX, TAFE™, and TV MasterTM are our registered trademarks as of June 30, 2006. Other trademarks used in this report are the property of their respective owners.
Sales, Marketing and Distribution
We sell our products through direct sales efforts, distributors and independent sales representatives. Our digitally processed television products are marketed primarily from our offices in Taipei, Taiwan; Shanghai, China; and Santa Clara, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support our direct customers.
Our future success depends in large part on the success of our sales to leading digital television manufacturers. Accordingly, the focus of our sales and marketing efforts is to increase sales to the leading digital television manufacturers and OEM channels. Competitive factors of particular importance to success in such markets include TV platform support, product performance and the integration of functions on a single integrated circuit chip.
Our digitally processed television customers include leading manufacturers of TVs in Japan, South Korea, China, Taiwan, Europe and Turkey. We service these customers primarily through our offices in the United States, Taiwan and China. As digital media is rapidly developing in the United States, Europe, Japan, South Korea, China, and elsewhere, we expect that leadership in the digital media industry will also rapidly change. Our goal is to become a leading supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTVTM sales increase in those markets.
During fiscal 2006, we generated nearly all of our revenues from customers located in Asia. A small number of customers often account for a majority of our revenues in any quarter. Our top five customers accounted for 77% of our total revenues for the fiscal year ended June 30, 2006. However, sales to any particular customer may fluctuate significantly from quarter to quarter. During the fiscal year ended June 30, 2006, sales to two customers, Samsung and Midoriya (a distributor for Sony), each accounted for more than 10% of total revenues. During the fiscal year ended June 30, 2005, sales to three customers, Midoriya, Skyworth and Samsung, each accounted for more than 10% of total revenues. During the year ended June 30, 2004, sales to three customers, Skyworth, Konka and Samsung, each accounted for more than 10% of total revenues. Fluctuations in sales to any of these key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 15, “Segment Information and Major Customers,” to the Consolidated Financial Statements.
During fiscal years 2006, 2005 and 2004, a majority of our digital media product revenues was generated through sales to customers located in Asia. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of our revenues. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase our products’ sales price in local currencies in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations.
Competition
The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue to increase. The principal factors upon which competitors compete in our markets include, but are not limited to, price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. Substantial competition exists in all areas of our business. In the digital media market our principal competitors are Toshiba, NXP Semiconductors (formerly Philips Semiconductor), Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., Advanced Micro Devices (formerly ATI Technologies Inc.), Zoran Corporation, ST Microelectronics, Morning Star, Media Tek, Ltd and Huaya. Other smaller competitors supplying LCDTV chip sets may arise in the future. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.
We plan to continue developing the next generation DPTV™ and HiDTV™ products as well as other advanced products for digitally processed television and digital set top boxes for worldwide markets. We believe the market for digital media will continue to be competitive and will require substantial research and development, sales, and marketing efforts to remain competitive. We expect to devote significant resources to compete in this market.
Research and Development
Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of June 30, 2006, 2005 and 2004, our staff of research and development personnel comprised 224 people, 189 people and 163 people, respectively. Research and development expenditures totaled $34 million, $37 million and $20 million in fiscal years 2006, 2005 and 2004, respectively.
Our significant investment in research and development has generally enabled us to provide highly integrated video processor solutions to the market. We were one of the first companies to integrate a high precision ADC, advanced 3D comb filter video decoder, HDMI receiver, de-interlacer, and scaler into a single chip. We continue to plan introductions of next-generation DPTV™ and HiDTV™ chips. New technology development includes motion-compensated deinterlacing and intermediate frequency (IF) demodulation. We are currently working on system-on-chip digital TV SOC chip solutions for HiDTV systems that will integrate some of these technologies to support both digital and analog TV broadcasting with an optimized blend of cost and performance for the major segments of the advanced digital media market. We are also currently working on the second-generation, system-on-chip PCTV SOC chip for PCTV application through USB interface (TM6010), and the first-generation PCTV SOC chip with PCI Express bus (TM6200).
Manufacturing
We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. From our August 2003 restructuring through September 2006, TTI provided manufacturing operations for our digital media business segment; these operations are now conducted through our subsidiary Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. In fiscal 2006, United Microelectronic Corporation (“UMC”), in which we held an investment in common stock valued at $49.6 million as of June 30, 2006, provided substantially all of our foundry requirements, and we expect that UMC will provide substantially all of our foundry requirements for fiscal 2007. We expect to sell our investment in UMC over time and expect to have fully sold our investment in UMC by December 31, 2010.
We purchase product in wafer form from foundries and contract with third parties to provide chip packaging and testing. In order to manage the production and back-end operations, we have increased personnel and added equipment to our manufacturing and test development operations. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of the suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product produced on our behalf, and we require the foundry and third party contractors to follow those procedures and meet the specifications before shipping finished products. In general, we have experienced a relatively low amount of product returns from our customers. However, our future return experience may vary because our more advanced, more complex products are more difficult to manufacture and test. In addition, some of our customers may subject our more advanced products to more rigid testing standards than have been applied to our prior products.
Our reliance on third party foundries, UMC in particular, and assembly and testing houses, creates several risks for us, including the risk that we may in the future be unable to obtain adequate capacity, and may face interruptions in access to or unavailability of certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality assurance and costs. We often conduct business with foundries, including UMC, by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms, rather than pursuant to established long-term supply contracts. As a result, such foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.
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
Backlog
Our sales are primarily made pursuant to standard purchase orders and not pursuant to long term agreements specifying future quantities or delivery dates. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Further, a substantial number of our customers are required to post a letter of credit or pay for products in advance of shipment, so that if the customer does not provide this type of security on a timely basis, the backlog may be rescheduled or simply never materialize. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant. Consequently, we do not believe that a backlog as of any particular date is indicative of future results.
Seasonality
Our industry is largely focused on the consumer products market. Typically we experience seasonally slower sales in our third and fourth fiscal quarters ending March 31 and June 30 of each year.
Patent and Proprietary Rights
We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained 8 digital video processing technology patents from April 2003 to June 2006, including 3 U.S. patents and 5 patents in foreign jurisdictions, and we have various other patent applications pending. However, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us. While we maintain certain rights and obligations with respect to our graphics technology, substantially all such rights for the PC graphics field were transferred as part of a transaction with XGI Technology, Inc., or XGI, in July 2003 in which we transferred our graphics assets in exchange for an equity interest in XGI.
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. There can be no assurance that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. Any litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a large portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us, or our customers, and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including China, Taiwan and South Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.
We may in the future initiate claims or proceedings against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.
Employees
As of June 30, 2006, we had 417 full time employees, including 246 in research and development, 94 in sales and marketing and 77 in finance, human resources, and administration. As of June 30, 2006, we had 55 employees in the United States, 261 in Shanghai, China, 82 in Taiwan, 15 in Hong Kong and 4 in Japan. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.
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
You may obtain a free copy of our most recent annual report on Form 10-K and any amendments to the report on the day of filing with the SEC or on our website on the World Wide Web at http://www.tridentmicro.com. We do not make available on our website quarterly reports on Form 10-Q or current reports on Form 8-K because we state on our website the location where such filings can be found on the SEC website and on http://www.FreeEdgar.com. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports by contacting the Investor Relations Department at our corporate offices by calling 408-764-8808 or by sending an e-mail message to investor@tridentmicro.com.

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.
Our operating results for fiscal 2006 and prior periods have been adversely impacted by our restatement of financial results due to the findings of the investigation of our historical stock option grant practices and related issues.
Based upon the findings of the investigation into our historical stock option grant practices and related issues, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and have restated our financial statements for the interim periods in fiscal 2005 and the first three quarters of fiscal 2006 as well. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by us, and all earnings press releases and similar communications issued by us, for all periods ended on or before March 31, 2006, which have been superseded in their entirety by the information contained in this Report.
The restatements of our financial results, the ongoing investigations and inquiries, and any negative outcome that may occur from these investigations or inquiries could impact our relationships with customers and our ability to generate revenues.
Information regarding the effect of the restatement on our consolidated financial statements for various periods is provided in “Management’s Discussion and Analysis of Results of Financial Condition” and in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.
We face risks related to possible SEC, Department of Justice, or DOJ, and other regulatory actions regarding our historical stock option grant practices and related issues, which could require significant management time and attention, and could require us to pay fines or other penalties.
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the SEC on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices and related issues investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
We are subject to the risks of additional lawsuits in connection with our historical stock option grant practices and related issues, the resulting restatements, and the remedial measures we have taken.
In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by former officers and employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.
The operation of our business could be adversely affected by the departure of certain executives and the search for a permanent Chief Executive Officer.
We have experienced certain departures of key personnel, including our former Chief Executive Officer, in connection with the investigation into our historical stock option grant practices and related issues. Two of our directors also resigned as a result of potential conflicts of interest identified during the stock option investigation. While we have appointed one of our directors, Glen Antle as Chairman of the Board of Directors and Acting Chief Executive Officer, we have not retained a permanent Chief Executive Officer. Mr. Antle is available to assist us on a part time basis only. We are also searching for additional personnel to add to our management team and to our Board of Directors, and have recently retained two individuals as a General Counsel and a Chief Accounting Officer and two additional independent directors have been elected to our Board of Directors. While we do not believe that our business has been adversely affected by these changes to date, it is important to our success that we identify a permanent Chief Executive Officer, and add additional members to our Board of Directors. Our failure to manage these transitions, or to find and retain experienced management personnel could adversely affect our ability to compete effectively and could adversely affect our operating results.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
We continue to spend an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-

Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestations of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. We have incurred additional costs, and expect such costs to continue in part in the future, in connection with the documentation, review, evaluation and attestation of our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404.
We have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely.
This Report restates our consolidated financial statements for the years ended June 30, 2005, June 30, 2004, the unaudited interim financial statements for fiscal 2005 and the first three quarters of fiscal 2006, and the related disclosures. The adjustments arose out of an investigation conducted by the Special Committee of our Board of Directors, as described below under “Management’s Discussion and Analysis of Results of Financial Condition” and in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.
As a result of the Special Committee’s investigation, and as part of our evaluation of the effectiveness of our internal control over financial reporting and of our disclosure controls and procedures as of June 30, 2006, we concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the fiscal year ended June 30, 2006, as described below under Item 9A, “Controls and Procedures.” As a result, the Board of Directors has directed management to implement, and management is implementing, measures designed to ensure that information required to be disclosed in our periodic reports is complete, and is recorded, processed, and summarized accurately and reported timely, and that information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
Our management, including our Acting Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in reporting or controls can occur because of simple error or mistakes, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
Due to the failure to meet continued listing standards, we may be delisted from the Nasdaq Global Market, which could adversely affect our stock price and our ability to raise capital.
As a result of the delayed filing of our periodic reports with the SEC, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (Listing Panel), which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. Although we were unable to meet the requirement to file all required restatements by April 2, 2007, we appealed this decision to the Nasdaq Listing and Hearing Review Council (“Listing Council”), which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending further action by the Listing Council.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend our securities from trading pending its further consideration.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
Upon the filing of this report and the future filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe we will have returned to full compliance with our SEC reporting requirements and Nasdaq listing requirements, other than the requirement to hold an annual meeting. However, if the Nasdaq Board of Directors denies our request for an extension, our stock will be delisted from the Nasdaq Global Market. In addition, if the Listing Panel does not grant us an extension within which to hold our annual meeting of stockholders, we could be in further violation of our listing requirements, resulting in delisting of our stock. If our stock is delisted, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the Nasdaq Global Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.
Our success depends upon the digital media market and we must continue to develop new products and to enhance our existing products.
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of television original equipment manufacturers. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.
We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for 95% of our revenues in fiscal 2006. Sales to Asian customers, primarily in China, Japan, South Korea and Taiwan accounted for 97% of our revenues in fiscal 2005. Sales to Asian customers, primarily in China, South Korea and Taiwan, accounted for 98% of our revenues in fiscal 2004.
In fiscal 2006, approximately 61% of our revenues were derived from sales to two customers, Samsung and Midoriya (a distributor for Sony), and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 31% and Midoriya accounted for approximately 30%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
Accordingly, the loss of or reductions in purchases of our products by any of these customers could cause our revenues to decline during the period and have a material adverse impact on our financial results. We may be unable to replace any such lost revenues by sales to any new customers or increased sales to existing customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:
•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may develop their own solutions;

•	our customers may purchase integrated circuits from our competitors; or

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products.
We currently rely on certain international customers for a substantial portion of our revenue and are subject to risks inherent in conducting business outside of the United States.
As a result of our focus on digital media products, we expect to be primarily dependent on international sales and operations, particularly in Taiwan, Japan, South Korea and China, which are expected to continue to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:
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
Currently, the majority of our sales through distributors are made through distributors in Japan who function as purchasing conduits for each of two large Japanese OEM customers. In these two cases, we also have a direct relationship with the respective OEM customer, and generally the distributor does not take a large inventory position for resale. Rather, the distributor’s function is to handle logistics relative to importation, warehousing and delivery and to make payment to us in U.S. dollars for the OEM. In a much smaller proportion of our distributor sales (approximately 13% of total revenues), we do have a more traditional distributor relationship that involves the distributor taking inventory positions and reselling to multiple customers. With all distributor relationships, we do not recognize revenue until the distributor sells the product through to its end user customer. The more traditional distributor relationships do reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customer, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
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
We plan to continue developing the next generation of DPTVTM and HiDTV™, as well as other advanced products for digital TV and digital STB for the digital media market in the United States, China, Japan, South Korea, Taiwan and Europe. We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Toshiba, NXP Semiconductors, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., Advanced Micro Devices, Inc. (formerly ATI Technologies Inc.), Zoran Corporation, ST Microelectronics, Morningstar, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTVTM and HiDTV™ market even though competitors are substantially more experienced than we are in this market.
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
Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. On average, we have experienced average selling price declines over the course of 12 months of anywhere from approximately 10-20% per year in reductions part for part to average selling price of a given product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products with improved gross margins, which we may be unable to do, or do on a timely basis.
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
Our future success depends on manufacturers of desktop and notebook PCs, consumer televisions and other digital media products designing our products into their products. To achieve design wins, we must define and deliver cost-effective, innovative and high performance integrated circuits. Once a supplier’s products have been designed into a system, the manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Once a particular supplier’s product is selected, the manufacturer generally relies for a significant period of time upon this component. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	uncertain demand in the digital media markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	seasonality, particularly in the third quarter of each fiscal year (March quarter), due to the extended holidays relating to the Chinese New Year;

•	our ability to achieve required cost reductions;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia;

•	the mix of products sold and the mix of distribution channels through which they are sold; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.
These factors are often difficult or impossible to forecast or predict, and these or other factors could cause our revenue and expenses to fluctuate over interim periods, increase our operating expenses, or adversely affect our results of operations or business condition.
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
If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our ability to meet orders, impact our revenue and our ability to increase sales, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders.
We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one third-party foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our contract manufacturers. Our contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
We rely on a single supplier to manufacture our products in wafer form. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.
The market price of our common stock has been, and may continue to be volatile.
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
Our success depends to a significant degree on the continued employment of key personnel.
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We are also currently searching for a new Chief Executive Officer, and are relying on the services of our Acting Chief Executive Officer. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in Shanghai, China; Taipei, Taiwan; and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. For example, Trident was sued by MIPS Technologies, Inc. in federal court in the Northern District of California for patent infringement, trademark infringement and unfair competition. The case was filed on December 1, 2006 as MIPS Technologies, Inc. v. Trident Microsystems, Inc., Civ. No. 3:06-CV-07377-MMC. The parties reached a confidential business resolution and the case was dismissed with prejudice on April 5, 2007. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. Any such claims that may be filed against us in the future, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.
Our operations are vulnerable to interruption or loss due to natural disasters, power loss, strikes and other events beyond our control, which would adversely affect our business
We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California, Taiwan and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. This coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our suppliers’ facilities and our administrative offices could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our suppliers’ manufacturing facilities and our administrative offices; these delays could be lengthy and result in large expenses. In addition, our administrative offices in the State of California may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.

The effect of terrorism or an outbreak of epidemic diseases may negatively affect sales and hinder our operations
Concerns about terrorism or an outbreak of epidemic diseases such as Severe Acute Respiratory Syndrome and Avian Influenza, especially in our major markets in China, Japan, South Korea and Taiwan, could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.
Changes in our business organization will affect our operations.
Our principal design, development and marketing effort focuses primarily on our digital media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. We plan to continue developing the next generation DPTVTM and HDTV, as well as other advanced products for digital TV and digital STB for the digital media market in the United States, China, Japan, South Korea, Taiwan and Europe. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
On November 5, 2004, we received a comment letter from the Securities and Exchange Commission, division of Market Regulation, raising questions whether we met the definition of an “investment company” under the 1940 Act, as a result of our investment in UMC, and therefore subject to various legal requirements on our operations. Although we have provided responses to the SEC on this inquiry, the most recent dated February 3, 2005, and do not believe that we are subject to the 1940 Act, we have received no concluding comments from the SEC on this matter.
ITEM 2. PROPERTIES
We lease a building of approximately 30,500 square feet on 3408-3410 Garrett Drive in Santa Clara, California, pursuant to a lease which expires in July 2011. This building is used as our headquarters and includes development, marketing, and administrative offices. Our other leases include a 7,000 square-foot office in Hong Kong, China, for the Hong Kong branch office of our Trident Microsystems (Far East) Ltd. subsidiary, a sales office and a research facility located in Taipei, Taiwan totaling 26,000 square-feet, a 7,000 square-foot sales office in Shenzhen, China; a 44,000 square-foot research and development facility in Shanghai, China, a 1,000 square-foot sales office in Beijing, China and a branch office in Tokyo, Japan totaling 2,000 square feet. We are currently in the process of constructing a new 115,000 square foot research and development facility in Shanghai, China, estimated to be completed during the first quarter of fiscal 2008.
We are utilizing substantially all of our currently available productive space to develop, manufacture, service and market our products. We believe that our facilities and equipment generally are well maintained, in good operating condition and adequate for present operations.
ITEM 3. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that this represented a breach of their fiduciary duties to us, and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to our historical stock option grant practices and related issues investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Intellectual Property Litigation
Trident was sued by MIPS Technologies, Inc. in federal court in the Northern District of California for patent infringement, trademark infringement and unfair competition. The case was filed on December 1, 2006 as MIPS Technologies, Inc. v. Trident Microsystems, Inc., Civ. No. 3:06-CV-07377-MMC. The parties reached a confidential business resolution and the case was dismissed with prejudice on April 5, 2007.
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.
Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our historical stock option grant practices and related issues and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, investigations from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
Nasdaq Proceedings
As a result of the delayed filing of our periodic reports with the SEC, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to our failure to hold an annual meeting of stockholders during fiscal 2007. We requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. We appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending further action by the Listing Council.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend our securities from trading pending its further consideration.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
Upon the filing of this report and the future filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe we will have returned to full compliance with our SEC reporting requirements and Nasdaq listing requirements, other than the requirement to hold an annual meeting. However, if the Nasdaq Board of Directors denies our request for an extension, our stock will be delisted from the Nasdaq Global Market. In addition, if the Listing Panel does not grant us an extension within which to hold our annual meeting of stockholders, we could be in further violation of our listing requirements, resulting in delisting of our stock. If our stock is delisted, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the Nasdaq Global Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation described above. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. At this time, we are unable to assess whether the sum of indemnification obligations incurred that are not or may not be recovered will render the net value of such indemnification obligations material.
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business in which a customer or other third party may assert a right to indemnification. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any such pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
A special meeting of Stockholders (the “Meeting”) of Trident was held at our then principal offices located at 1090 East Arques Avenue, Sunnyvale, California, at 10:00 a.m., on Thursday, May 25, 2006. According to the certified list of shareholders which was presented at the Meeting, there were 57,127,725 shares of our Common Stock outstanding and entitled to vote at the Meeting. There were present at the Meeting, in person or by proxy, the holders of 46,132,513 shares of our Common Stock, representing 80.75% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.
There was a single item on the agenda for approval by the stockholders, which was approved, as follows:
Proposal 1 – To approve the Trident Microsystems, Inc. 2006 Equity Incentive Plan and the reservation of 4,350,000 shares of our Common Stock for issuance thereunder. The votes for and against, and abstentions, were as follows:

For	29,997,617
Against	16,092,009
Abstain	42,887
Unvoted	10,995,212

Part II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the NASDAQ National Market since our initial public offering on December 16, 1992 under the symbol “TRID.”
As discussed under “Legal Proceedings” above, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the requirements for continued listing due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to our failure to hold an annual meeting of stockholders during fiscal 2007. We appealed the staff determination, and requested an extension within which to comply, and on January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our outstanding periodic reports and all required restatements on or before April 2, 2007. We appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending its further action. Our stock will continue to be listed on the Nasdaq Global Market pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend our securities from trading pending its further consideration.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
Upon the filing of this report and the future filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe we will have returned to full compliance with our SEC reporting requirements and Nasdaq listing requirements, other than the requirement to hold an annual meeting. However, if the Nasdaq Board of Directors denies our request for an extension, our stock will be delisted from the Nasdaq Global Market. In addition, if the Listing Panel does not grant us an extension within which to hold our annual meeting of stockholders, we could be in further violation of our listing requirements, resulting in delisting of our stock. If our stock is delisted, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the Nasdaq Global Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ in fiscal years 2006 and 2005:

	High	Low
Fiscal Year 2006
First Quarter	$18.59	$11.23
Second Quarter	$21.38	$13.95
Third Quarter	$31.14	$18.55
Fourth Quarter	$31.49	$16.87

Fiscal Year 2005
First Quarter	$7.54	$4.79
Second Quarter	$8.60	$5.04
Third Quarter	$9.50	$7.28
Fourth Quarter	$11.68	$7.90
Approximate Number of Stockholders
As of June 30, 2006, there were approximately 74 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
Dividends
Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2006, nor issue any securities that were not registered under Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected consolidated summary financial data for each of our last five fiscal years. As discussed below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements, as a result of the investigation into our historical stock option grant practices and related issues, we have determined that the accounting measurement dates for certain stock options grants awarded during the Review Period differ from the measurement dates previously used to determine stock-based compensation expense. In addition, we have determined that options granted by our subsidiaries were not properly accounted for in accordance with relevant accounting guidance. See additional discussion on stock option grants by us and our subsidiaries in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, revised measurement dates and variable accounting, where applicable, were applied to the affected option grants and variable accounting was applied to subsidiary stock options. We have recorded a total of $57.1 million in additional pre-tax, non-cash, stock-based compensation expense for the years 1993 through 2005 and $3.9 million for fiscal 2006. After related income tax adjustments and minority interest, the restatement resulted in total net adjustments of $51.9 million for the years 1993 through 2005 and $3.9 million for fiscal 2006. Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123(R) in the year ended June 30, 2006, we recorded an additional $1.6 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005. Accordingly, our selected consolidated financial data as of and for our fiscal years ended June 30, 2005, 2004, 2003 and 2002 have been restated to reflect this restatement and certain other adjustments. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.
We have not amended our annual reports on Form 10-K for fiscal years prior to fiscal year ended June 30, 2006 or quarterly reports on Form 10-Q for the prior quarterly periods affected by the restatement described in Note 3 to the Consolidated Financial Statements. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported consolidated selected financial data for the four years ended June 30, 2005:

	Fiscal Years
(In millions, except per share amounts)	2006 (3)	2005 (1)	2004 (1)	2003 (1)(2)	2002 (1)(2)
		(As Previously	(As Previously	(As Previously	(As Previously
		Reported)	Reported)	Reported)	Reported)
Summary of Operations:
Revenues	$171.4	$69.0	$52.6	$52.8	$105.8
Income (loss) from operations	28.4	(8.9)	4.4	(18.5)	(13.0)
Net income (loss)	26.2	(10.5)	10.4	(24.8)	(35.7)
Net income (loss) per share - Basic	0.48	(0.22)	0.23	(0.60)	(0.89)
Net income (loss) per share - Diluted	0.42	(0.22)	0.21	(0.60)	(0.89)

Financial Position at Fiscal Year End:
Cash, cash equivalents, and short-term investments	$152.7	$92.2	$84.3	$49.9	$84.0
Working capital	125.3	78.1	73.0	41.2	73.8
Total assets	207.2	134.9	96.3	70.1	118.5
Stockholders’ equity	153.7	109.4	74.6	52.2	90.7

	Fiscal Years
(In millions, except per share amounts)	2006 (3)	2005 (1)	2004 (1)	2003 (1)(2)	2002 (1)(2)
		Adjustments	Adjustments	Adjustments	Adjustments
Summary of Operations:
Revenues	N/A	$—	$—	$—	$—
Income (loss) from operations	N/A	(21.0)	(16.3)	(1.3)	(1.7)
Net income (loss)	N/A	(19.7)	(15.2)	(1.3)	(1.1)
Net income (loss) per share - Basic	N/A	(0.42)	(0.34)	(0.04)	(0.02)
Net income (loss) per share - Diluted	N/A	(0.42)	(0.32)	(0.04)	(0.02)

Financial Position at Fiscal Year End:
Cash, cash equivalents, and short-term investments	N/A	$—	$—	$—	$—
Working capital	N/A	3.5	2.5	—	—
Total assets	N/A	0.1	—	—	—
Stockholders’ equity	N/A	(0.1)	(0.2)	—	—

	Fiscal Years
(In millions, except per share amounts)	2006 (3)	2005 (1)	2004 (1)	2003 (1)(2)	2002 (1)(2)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Summary of Operations:
Revenues	$171.4	$69.0	$52.6	$52.8	$105.8
Income (loss) from operations	28.4	(29.9)	(11.9)	(19.8)	(14.7)
Net income (loss)	26.2	(30.2)	(4.8)	(26.1)	(36.8)
Net income (loss) per share - Basic	0.48	(0.64)	(0.11)	(0.64)	(0.91)
Net income (loss) per share - Diluted	0.42	(0.64)	(0.11)	(0.64)	(0.91)

Financial Position at Fiscal Year End:
Cash, cash equivalents, and short-term investments	$152.7	$92.2	$84.3	$49.9	$84.0
Working capital	125.3	81.6	75.5	41.2	73.8
Total assets	207.2	135.0	96.3	70.1	118.5
Stockholders’ equity	153.7	109.3	74.4	52.2	90.7
(1)	For additional information regarding the restatement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings,” to the Consolidated Financial Statements.

(2)	The statements of operations for the years ended June 30, 2002 and 2003 included the graphics division, which was transferred to XGI Technology, Inc. in July 2003.

(3)	Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on their fair values.

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported consolidated statements of operations for the years ended June 30, 2003 and 2002.
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL 2003 AND 2002

	Year Ended June 30, 2003			Year Ended June 30, 2002
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$52,752	$—	$52,752	$105,766	$—	$105,766
Cost of revenues	37,720	76	37,796	82,970	110	83,080

Gross profit	15,032	(76)	14,956	22,796	(110)	22,686
Operating expenses:
Research and development	21,600	778	22,378	22,218	952	23,170
Selling, general and administrative	11,886	484	12,370	13,584	630	14,214

Total operating expenses	33,486	1,262	34,748	35,802	1,582	37,384

Loss from operations	(18,454)	(1,338)	(19,792)	(13,006)	(1,692)	(14,698)
Interest income	194	—	194	594	—	594
Loss on investments, net	(4,995)	—	(4,995)	(42,715)	—	(42,715)
Other expense, net	(463)	—	(463)	(108)	—	(108)

Loss before income taxes	(23,718)	(1,338)	(25,056)	(55,235)	(1,692)	(56,927)
Provision for (benefit from) income taxes	1,046	25	1,071	(19,584)	(565)	(20,149)

Net income (loss)	$(24,764)	$(1,363)	$(26,127)	$(35,651)	$(1,127)	$(36,778)

Basic net loss per share	$(0.60)	$(0.04)	$(0.64)	$(0.89)	$(0.02)	$(0.91)

Diluted net loss per share	$(0.60)	$(0.04)	$(0.64)	$(0.89)	$(0.02)	$(0.91)

Shares used in computing basic per share amounts	41,050	—	41,050	40,258	—	40,258

Shares used in computing diluted per share amounts	41,050	—	41,050	40,258	—	40,258

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental data

Cost of revenues	19	76	95	—	110	110
Research and development	76	778	854	—	952	952
Selling, general and administrative	10	484	494	—	630	630

Total stock-based compensation expense	$105	$1,338	$1,443	$—	$1,692	$1,692

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.
Restatement of Consolidated Financial Statements
Special Committee Investigation of Historical Stock Option Grant Practices and Related Issues
We delayed the filing of this Form 10-K pending completion of a previously announced independent investigation into our historical stock option grant practices and related issues. This investigation was conducted by a Special Committee of our Board of Directors. In response to a Wall Street Journal article that questioned the stock option practices at Trident and several other companies, published on May 22, 2006, the Board of Directors initiated a preliminary internal review, conducted by our outside legal counsel, into our historical stock option grant practices and related issues. Based upon the preliminary findings of that review, the Board of Directors determined that it was appropriate to conduct a formal and independent investigation of our historical stock option grant practices and related issues, and on May 26, 2006, formed a Special Committee of the Board of Directors with responsibility for the independent investigation. On June 8, 2006 and June 16, 2006, we received grand jury subpoenas from the U.S. Attorney for the Southern District of New York and the Northern District of California, respectively, and we received a written request from the SEC on June 21, 2006, requesting information concerning our historical stock option grant practices and related issues. The grand jury subpoena from the U.S. Attorney for the Southern District of New York was subsequently withdrawn.
The investigation was conducted by the Special Committee with the assistance of independent legal counsel and forensic accountants retained by such legal counsel. Throughout the investigation, the Special Committee’s advisers reported directly to the Special Committee. The Special Committee is composed of two independent directors who have not previously served as members of the Compensation Committee, one of whom was newly appointed to the Board of Directors on July 6, 2006 and currently serves as Chairman of the Audit Committee.
The scope of the Special Committee’s investigation was extensive and included an investigation of our historical stock option grant practices and related issues from the date of our initial public offering in December 1992 through June 2006 (the “Review Period”), including our accounting for stock options. The Special Committee investigated all grants made to officers and directors, newly hired employees, and existing employees during the Review Period, and evaluated prior repricing transactions and our March 2005 conversion of Trident Technologies, Inc. (“TTI”) stock options into stock options for Trident stock. The Special Committee examined additional questions regarding stock option exercises, modifications of previously granted stock options, and handling of stock options when employees departed. The investigation included an extensive examination of individual grants and of our stock option grant practices and accounting policies, and included a review of accounting records, grant documentation, employment and other personnel records, other supporting records, and electronic data and documentation, including e-mail. The Special Committee and its advisors interviewed more than 50 individuals, including current and former employees, members of the Board of Directors and outside legal counsel. The Special Committee reported to the Board of Directors regarding its findings with respect to prior stock option grants, our accounting for stock option grants, and remedial measures that should be taken as a result.
Findings and Remedial Actions
As a result of the investigation and reporting to our Board of Directors, our Board of Directors determined that we used incorrect measurement dates with respect to more than half of the stock options granted during the Review Period. Accordingly, based on information obtained from the Special Committee and additional work conducted by us and our advisors, we are revising the measurement dates for approximately 57% of the grants made during the Review Period, representing options to acquire approximately 38 million shares. In addition, we identified modifications to certain stock options that increased or decreased the number of shares comprising the grant, and these modifications should have been accounted for by applying variable accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. As a result, revised measurement dates and variable accounting, where applicable, were applied to the affected option grants and we have recorded a total of approximately $33.8 million in additional pre-tax, non-cash, stock-based compensation expense for the years 1993 through 2005 and approximately $3.1 million for fiscal 2006.
During the course of the investigation, we also adjusted our accounting for all of the options granted by our Taiwanese subsidiary, Trident Technologies, Inc., or TTI, and by our Chinese subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd., or TMT, that should have been accounted for by applying variable accounting as required by the provisions of FIN 44 and the provisions of Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, either because the option was modified, the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares. This resulted in additional compensation expense totaling approximately $24.1 million. The additional expense resulting from the application of EITF 00-23 did not stem from inappropriate stock option administration practices, however, we identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.
After related income tax adjustments, and minority interest, the restatement resulted in total net adjustments of approximately $51.9 million for the years 1993 through 2005 and approximately $3.9 million for fiscal 2006. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years. Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123(R) in the year ended June 30, 2006, we recorded an additional $1.6 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Beginning in November 2006, the Special Committee’s findings regarding the use of incorrect measurement dates and the involvement of our management and other personnel, were presented to the Board of Directors. The Board of Directors reviewed preliminary findings from the Special Committee in November 2006, and took actions against certain individuals that it determined were involved in the granting and administration of our stock options and TTI’s stock options. The Special Committee identified our former Chief Executive Officer and another non-executive employee as having significant involvement in the granting and administration of our stock options and TTI’s stock options, and as a result, the Board of Directors sought and obtained their resignations. Additionally, the Board of Directors determined that the person who formerly served as our Chief Accounting Officer would no longer serve in such role, or have any responsibilities or oversight in the areas of finance, information systems or human resources, and thereafter, we terminated our employment relationship with him. We subsequently terminated our employment relationship with one other finance employee. One of our other executives resigned, at our request, although he continues to provide consulting services to us.

Following a presentation by the Special Committee regarding certain matters relating to options to purchase shares of TTI stock, which represented 56,000 shares of our common stock on an as-converted basis that may have been issued to two directors and half of these options were exercised prior to conversion, the Board of Directors concluded that a conflict of interest may have arisen between Trident and two members of the Board of Directors, individually, in their capacity as directors. Both of these directors subsequently resigned from the Board of Directors. These two directors were the only members of our Compensation Committee during much of the Review Period.
Based upon information obtained in the Special Committee’s investigation, the Board of Directors adopted, and is in the process of implementing, additional remedial measures. In February 2007, we appointed a new Chief Accounting Officer and in April 2007 we appointed a General Counsel, Vice President of Human Resources & Corporate Secretary. The Board of Directors is searching for a new Chief Executive Officer, and in May 2007 appointed two new, independent directors. We have contracted with a third party stock option administrator to assist us in administering our stock option programs. In addition, the Board of Directors has adopted other remedial measures that we have implemented or are in the process of implementing, as described further in Item 9A “Controls and Procedures,” below.
Details of Stock Option Investigation and Restatement
The restatement of our historical financial statements included in this Report includes adjustments arising from information obtained in the Special Committee’s investigation and our internal review of our historical stock option grant practices and related issues. As part of our review, we evaluated the findings of the Special Committee and the evidence that they provided to us, in helping us determine measurement dates and the related accounting impact. Our Board of Directors agreed with the Special Committee’s finding that we previously used incorrect measurement dates with respect to more than half of the stock options granted during the Review Period. Our Board of Directors further concluded that a practice existed of selecting grant dates and exercise prices with the benefit of hindsight, and on dates when our closing stock price had been at or near an absolute low for the quarter. In these instances, the option exercise price was not the market price of the common shares on the actual grant date of the option, but instead was a lower market price corresponding to an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee, the identity of the employee, and the exercise price—is the correct measurement date to determine the market price of the option shares under APB 25 and its related interpretations.
Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission, we organized the option grants into categories based on the grant type and the process by which the grant was approved and finalized. We reviewed evidence developed through the Special Committee’s investigation related to each grant, and, based upon the relevant facts and circumstances, we applied the applicable accounting standards to determine, for every grant within each category, whether the measurement date required adjustment. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in additional non-cash stock-based compensation expense, net of related tax effects and minority interest and additional paid-in capital.
During the Review Period, authority to grant options in amounts not to exceed 90,000 shares (as adjusted for our stock splits) to any individual non-officer employee was delegated by the Board of Directors to the former Chief Executive Officer, and most grants were awarded under his supervision. Grants in excess of these limits and grants to executive officers or members of the Board of Directors required the approval of the Compensation Committee, which was generally obtained in the form of a unanimous written consent of the members of the Compensation Committee, or of the Board of Directors. Grants to members of the Board of Directors were made either by the Board of Directors or pursuant to the self-executing provisions of our 1994 Director Stock Option Plan.
The grants giving rise to the additional non-cash stock-based compensation expense, exclusive of any tax effects and minority interest, are categorized and summarized below:
•	New Hire Grants. During the Review Period, we granted options to purchase a total of 14.2 million shares to newly-hired employees or newly-retained consultants. During the Review Period, our prior internal practice for the grant of options to newly-hired employees was to grant options with an exercise price set at the lower of the closing price of our common stock on the date of the letter extending the offer of employment, or the date the person commenced employment. Even when consistently followed, this practice had accounting consequences that were not correctly reflected in our accounting records, as it resulted in the grant of some stock options using a grant date that was prior to the date that an employee started working for us. However, we did not consistently follow this practice. We determined that, in numerous cases, offer letters were prepared and dated with a date that did not correspond to the date on which an offer was initially made or the date on which the letter was signed or sent to the prospective employee. Some offer letters were dated with the benefit of hindsight, so that the dates of such letters corresponded to dates on which our stock closed at favorable prices. We also determined that certain offer letters were prepared with a date chosen to allow the grant of options from our 1996 Stock Option Plan, which at the time of preparing the letters was believed by us to have expired, although in fact the 1996 Stock Option Plan had not expired. The 1996 Stock Option Plan was terminated on June 19, 2007. As to options to newly-hired employees that required the approval of the Compensation Committee, such grants were typically approved by unanimous written consents and generally we could not locate documents that demonstrated contemporaneous approval by the members of the Compensation Committee on the date used as the effective date for the unanimous written consent approving such grant. We also identified instances in which we provided new hires with grants that were recorded as of the date of a favorable price in our stock after their employment began rather than the date of their offer letter or commencement of employment. We also concluded that we did not properly account for all grants to consultants or for later modifications to grants made to certain newly-hired employees.
Due to the errors described above, we modified measurement dates with respect to grants of options to purchase approximately 9.7 million shares, or 68% of all new hire grants made during the Review Period, which resulted in additional cumulative stock-based compensation expense of approximately $4.6 million through June 30, 2006. Of this amount, approximately $1.3 million related to grants made to 16 non-employee consultants, including grants of options to purchase TTI stock, which were subsequently converted into options for Trident’s common stock described below, that also had not originally been accounted for as grants to consultants requiring the fair values of grants to these consultants be remeasured at each reporting date until vested or forfeited.

•	Grants to Executive Officers Approved By the Compensation Committee or Board of Directors, and to Directors Approved by the Board of Directors. Options to purchase a total of 10.5 million shares were granted to executive officers and directors during the Review Period. During the Review Period, stock option grants to our officers were approved by the Compensation Committee or the Board of Directors, and stock option grants to our directors were approved by the Board of Directors. Prior to 2001, these grants were typically approved by unanimous written consent of the members of the Compensation Committee or Board of Directors rather than at a meeting in person or by telephone conference call. Some of these written consents were deemed “effective as of” a date earlier than when the consents were sent to or signed by the directors. Generally, with respect to most grants made by unanimous written consent, documents were not located that demonstrated contemporaneous approval by the directors on the date used as the effective date. We found evidence that the unanimous written consents approving some grants were made effective as of dates prior to the actual date that such consents were fully signed. In some cases the deemed effective dates represented the date of a relatively low closing price of our common stock, and although the evidence did not show a consistent practice such as that described below concerning our periodic grants to non-officer employees, the evidence suggests that the effective date on some written consents was chosen in order to obtain a favorable exercise price for the grants.

Generally, after 2001, stock option grants to our officers and directors were typically approved at in-person or telephonic meetings of the Compensation Committee or the Board of Directors. We did not modify the measurement date of most grants made at meetings of the Compensation Committee or Board of Directors. In one instance, however, we determined that we had used incorrect measurement dates in connection with stock option grants to executive officers approved at an “in person” meeting and a subsequent telephonic meeting of the Compensation Committee in 1997. The evidence relating to this grant suggests that final approval of the grants was obtained at a date later than the date of the meeting at which the grants were recorded as having been approved.

We also found that approximately 1.8 million shares (of the total 10.5 million shares) granted on repricings on July 14, 1993 and July 25, 1996 were remeasured to a later date based upon approval by the former Chief Executive Officer or fax confirmation if approval by the Board of Directors. This comprised $0.8 million of the expense in the Officers and Directors category.

As a result of these findings relating to grants made to our executive officers and directors, we modified measurement dates of option grants to executive officers to purchase approximately 7 million shares approved by the

Compensation Committee or the Board of Directors, representing approximately 67% of all grants to executive officers during the Review Period. This modification to the measurement dates resulted in the recognition of additional stock-based compensation expense of approximately $5.3 million through June 30, 2006.
We determined that certain technical errors were made in the accounting for stock option grants made to four directors in October 1998 as well as one grant made to a newly appointed director in January 1999, resulting in additional compensation expense of approximately $81,000. Other than these grants to these five directors, we did not modify the measurement dates of any option grants to non-employee members of our Board of Directors.

•	Periodic Grants to Non-Officer Employees. Options to purchase a total of 16.4 million shares were granted to non-officer employees during the Review Period, often in connection with an annual review process. The Special Committee found evidence that the administration of stock option grants to our employees in the United States and in our foreign subsidiaries was conducted primarily under the direction and supervision of our former Chief Executive Officer. Periodic grants to non-officer employees were approved by our former Chief Executive Officer pursuant to his delegated authority to the extent each individual grant did not exceed 90,000 shares. The contemporaneous evidence available regarding when the grants were determined and when the allocations to specific employees were finalized did not support the recorded measurement dates with respect to nearly all of these grants made during the Review Period. The Special Committee also found evidence that we had a pervasive practice of selecting grant dates and exercise prices with the benefit of hindsight, using dates when our closing stock price had been at or near an absolute low for a quarter. Grants frequently occurred at favorable prices, particularly in the period between 1996 and 2000 and in certain dates during 2003 and 2004. For example, during the period between 1996 and 2000, we made grants to non-officer employees at one of the lowest three prices for our stock in 18 out of 20 quarters.

As a result of the investigation, the Special Committee found evidence that in connection with periodic or annual grants to existing non-officer employees, “pools” of shares had been set aside and recorded as comprising stock options granted to employees on a specific date. The administration of these “pools” was conducted under the supervision of our Chief Executive Officer. Often, the number of shares comprising each individual option grant and the actual allocation of each grant to specific individuals was not determined until months after the recorded grant date and in some instances a couple of years after the recorded grant date. Shares from some “pools” were allocated and granted to employees over extended periods, but reflected the original recorded grant date, and in some cases the total number of shares comprising the “pool” was later modified. In order to reflect these “pools” in our records, grants were initially recorded in the names of current employees who had not yet been granted options or in amounts greater than the amounts eventually allocated to these employees. These initial entries were modified or deleted when the options were later granted to other employees, with the later grants made at the original grant date and exercise price. The Special Committee also found evidence to indicate that grant documents were sometimes modified to remove indications that the grant date, recipient, or the amount of shares had not been finalized as of the date that was used for purposes of our records. In the course of the investigation, the Special Committee also found evidence to suggest that at times false or inaccurate information concerning our stock option grants was provided to our auditors.

Separately, before April 30, 1996, the equity award program that we used did not have a feature that allowed us to accurately track record added dates, and thus, entry dates were not available for grants made before this date. To the extent that we used a date other than the date on which information about a grant was initially entered into the database, a new measurement date was determined by examining all of the facts and circumstances surrounding the grant to identify or estimate the most likely date on which the requirements of APB 25 were met. As a result, we have revised the measurement dates for options to purchase approximately 1.5 million shares that had been granted at low prices between December 1992 and April 1996. For these grants we established a new measurement date by selecting the highest closing sales price of our common stock between the original grant date and the end of the quarter in which the original grant date occurred. This resulted in $1.3 million of additional stock compensation expense being recorded. We also adjusted the measurement date on approximately 1.3 million shares from pre-April 1996 grants to the signature date on the grant, which resulted in an additional stock compensation expense of $0.7 million being recorded. After reviewing information connected with the periodic grants described above, we determined that the recorded grant date for nearly all grants in this category should be modified, resulting in the adjustment of the measurement dates for grants of approximately 16.4 million shares, representing approximately 99% of grants made to existing non-officer employees during the Review Period. This resulted in additional stock-based compensation expense of $13.3 million.
•	Grants by our Taiwanese and Chinese Subsidiaries. In 1999, our Taiwanese subsidiary, Trident Technology, Inc., or TTI, set up a stock purchase plan, structured in a fashion similar to a U.S.-styled stock option plan. In 2000, our Chinese subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd., or TMT, set up a stock option plan. Because the TMT option agreements contained repurchase clauses, variable accounting should have been applied. In addition, employees with unvested TMT options were granted replacement options to purchase a combination of Trident stock and TTI stock, within 6 months of cancellation of their TMT option shares. Under FIN 44, these options are deemed to have been issued in exchange for cancellation of TMT options. In June 2003, TTI was recapitalized, and stock purchase plan participants were given the opportunity to either fully purchase their vested TTI shares or sell them back. Employees with an aggregate of 0.3 million unvested stock purchase plan shares were granted warrants, referred to below as options, to purchase TTI stock within 6 months of cancellation of their TTI stock purchase plan shares. These options are deemed to have been issued in exchange for cancellation of the stock purchase plan shares. As a result, under FIN 44 we were required to apply variable accounting in determining the stock based compensation expense attributable to such shares through June 30, 2005.

Between 2003 and 2005, our Taiwanese subsidiary, TTI, also granted options to purchase approximately 18.5 million shares of its common stock to officers, employees and consultants in connection with the recapitalization of TTI. Approximately 67% of these options were granted in August 2003. During the course of its investigation, the Special Committee reviewed the manner in which these options were granted. We reviewed the evidence presented by the Special Committee, and the accounting that had been applied to such options. Options had been granted, contingent upon repurchase clauses included therein, not only to TTI employees, but also to certain of our employees and certain employees of our other subsidiaries. All of the TTI options were subject to variable accounting either because the option was modified, the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares. This resulted in additional compensation expense totaling approximately $23.7 million through June 30, 2006. This accounting error did not stem from inappropriate stock administration practices, however, we identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.

In March 2005, we acquired the minority interest in TTI, which resulted in our owning approximately 99.9% of the outstanding equity interests in TTI. As part of this acquisition, we converted all outstanding options to acquire TTI common stock into options to acquire our common stock, which included options granted to our executive officers, employees, prospective employees and consultants.

The Special Committee also found evidence that, subsequent to the conversion of the TTI options, previously executed offer letters for a limited number of recently-hired or prospective personnel were altered by modifying references to the terms of TTI option grants to be made to such personnel, including references to the number of option shares granted. These letters were modified to conform to the terms reflected in the final list of TTI options provided to the Compensation Committee in connection with the conversion. The modified letters retained the dates set forth in the original offer letters that were provided to the affected prospective employees.

Based upon additional information obtained in the Special Committee’s investigation, we determined that TTI set aside for two former members of our Board of Directors options to acquire up to 80,000 and 60,000 shares of TTI common stock, which represent 32,000 and 24,000 shares of our common stock on an as-converted basis, respectively. Half of those options were exercised prior to conversion for these two directors; however, none of the underlying shares were ever sold, and we do not believe that title to the underlying shares was conveyed to either director. These transactions were not disclosed to our Board of Directors. After reviewing information relating to these grants, the Board of Directors concluded that a conflict of interest may have arisen between Trident and each of such directors, individually, in their capacity as directors. While the Board of Directors did not make any findings of wrongdoing, the independent members of the Board of Directors and each of the two directors concluded that it would be in the best interests of Trident and its stockholders for them to resign from their positions as members of our Board of Directors. Both directors resigned on May 1, 2007.
•	Option Repricings. The Board of Directors approved option repricings on four dates between 1992 and 1998. No modifications to measurement dates or related accounting were necessary for the two repricings that were made in 1998. We determined different measurement dates should be used for the two repricings in 1993 and 1996 due to our failure to obtain all of the necessary paperwork implementing the repricing prior to the originally recorded measurement dates. The cumulative effect of the change in measurement dates related to the 1993 and 1996 repricings through June 30, 2006 was $1.5 million.

•	Modifications of Existing Options and Other Issues. The Special Committee found evidence that the terms of certain outstanding options had been modified at various times between 1993 and 2006 at the direction of our former Chief Executive Officer. At the time of the modifications, we did not make the necessary adjustments in our financial statements to account for these modifications. As a result, we are recording additional stock-based compensation expense, before income taxes, of approximately $12.2 million through June 30, 2006. Approximately $7.4 million of this amount results from the application of variable accounting due to the modification of options to purchase approximately 1 million shares that occurred after December 31, 1998, as required by FIN 44. Approximately $2.4 million was primarily the result of extensions to the exercisability period or accelerated vesting following termination of employment, or the change of status from employee to consultant. The remaining $2.4 million related to cancellation of options granted by one of our other subsidiaries and issuance of new options to purchase our common stock within six months of such cancellation, resulting in the application of variable accounting.

•	Option Exercises. The Special Committee examined whether cash exercises by officers and employees were properly recorded. Since many of our option grants were of non-qualified stock options, exercise of the option triggers a tax liability on the part of the individual optionee, based upon the difference between the exercise price and the fair market value of our stock on the date of exercise. Cash exercises prior to 1998 often occurred at low prices. In a small number of cases, including one that involved our former Chief Executive Officer, the Special Committee concluded that the actual exercise date was different than the date recorded in our equity award program database, and may have been chosen, or in certain cases changed, to take advantage of a low market value of our common stock on the date of exercise to decrease the amount of the tax liability. While the individual option holders may have tax liabilities associated with these events, we believe that any liability of the Company is immaterial.
To supplement the stock-based compensation expense amounts detailed above we are providing the following additional information which is useful to us and we believe will be useful to our investors. We have intended to show what is the economic benefit or intrinsic value to the optionee of granting stock options at below fair market values on the date of grant, where the exercise price was established with the benefit of hindsight. This generally excludes options that were granted by our subsidiary, TTI, which were granted at fixed prices well below the fair market value of the underlying stock. For those options granted with the benefit of hindsight, we measure the aggregate economic benefit, or intrinsic value that was:
(i)	initially granted,

(ii)	realized through exercise or

(iii)	still available in outstanding options

We are showing this breakdown for all employees and separately for officers and directors only.

All employees (including officers and directors): (in thousands)
Grant-date intrinsic value	$50,138
Realized value (exercised options)	$12,637
Unrealized value (options outstanding at June 30, 2006)	$13,018

Officers and directors only: (in thousands)
Grant-date intrinsic value	$6,688
Realized value (exercised options)	$1,776
Unrealized value (options outstanding at June 30, 2006)	$265

To measure the grant-date intrinsic value during the Review Period, we calculated the difference between the original exercise price and the market value of the options on the remeasurement date. Using this measurement differential multiplied by the number of shares granted, we determined the aggregate grant-date intrinsic value. For the realized intrinsic value, we used the same calculation as above but excluded the impact of those options that had not been exercised, either because they were cancelled pursuant to an employee termination or an option repricing, or because the options are still outstanding. We also included the additional intrinsic value that may have come from any post grant date modifications. The amounts related to the realized intrinsic values are only for those options that had initial intrinsic value were later modified to add intrinsic value and were also exercised at some point by the option holder. We have also shown the unrealized intrinsic value on the same basis as the realized intrinsic value but based on options that were still outstanding as of June 30, 2007, both vested and unvested. With respect to the realized and unrealized value by our officers and directors for the three categories identified above, totaling $6.7 million, $1.8 million, $0.3 million respectively, approximately $2.2 million, $0.8 million and none relate to grants to our former Chief Executive Officer respectively, approximately $3.5 million, $0.6 million and $0.3 million relate to other former officers and directors respectively, and the remaining $1.0 million, $0.4 million and none relate to grants to a current officer and directors, respectively.

Tax Impact of Restatement Items
None of our officers or directors held stock options which became discounted as a result of the investigation and remeasurement and were subject to the penalties provided for in Internal Revenue Code Section 409A, which provides that stock option with the exercise price below the fair value of our common stock on the date of grant and vesting after December 31, 2004 may subject the option holder to additional taxes. In December 2006, and as permitted under IRS regulations, we allowed our US-based non-officer employees who held options as to which we modified the measurement dates to amend such options either (i) to retroactively increase the exercise price on such options that vested in calendar 2005 or calendar 2006, and/or (ii) as to any options that were not exercised through December 31, 2006 and options that would vest in 2007 or beyond, to retain the same exercise price but schedule their exercises under a formal plan specifying the year of exercise. As a result, for approximately 237,000 options as to which the exercise price was increased, employees became obligated to pay us an additional $1 million upon exercise of such options. In the third quarter of fiscal 2007, we paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.7 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $0.3 million of these bonuses could effectively be repaid to us only if and when the remaining options are exercised. In addition, options to purchase approximately 1 million shares were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A. As a result of the modification, we do not expect to incur significant charges to resolve the adverse tax consequences of incorrectly priced stock options.
Section 162(m) of the Internal Revenue Code provides limitations which affect the ultimate realization of tax benefits on non-cash stock-based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the four other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid, is not deductible. In order for the limitation to apply, the executive must still be employed at the end of the year in which the payment occurs. Section 162(m) also provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive’s status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies. The application of Section 162(m) does not have any impact on our income tax provision for the fiscal years ended June 30, 2006, 2005 or 2004. However, unrecognized net operating loss carryforwards were reduced due to Section 162(m) limitations that arose from stock option exercises by certain executives.
Stock-based compensation expense for non-qualified stock options was assumed to be deductible subject to limitations under Section 162(m) of the Internal Revenue Code and local country law. Stock-based compensation expense for incentive stock options was assumed not to be deductible until the year in which the option was exercised and a disqualifying disposition occurred. In the period a disqualifying disposition occurred the income tax benefit was recognized as a credit to income tax expense to the extent the income tax deduction was equal to or less than the book stock-based compensation expense recorded.
In the restated consolidated financial statements, we recorded deferred tax assets for non-cash stock-based compensation expense attributable to non-qualified stock options, which were offset by a corresponding valuation allowance. The deferred tax assets were recognized in accordance with the applicable vesting periods of the non-qualified stock options.
Impact on SFAS 123 Disclosure
As a consequence of the stock option adjustments discussed above, the compensation expense that we disclosed in our footnotes under the fair value method has been restated. We previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 and its related interpretations through our fiscal year ended June 30, 2005. For SFAS 123 pro forma disclosure purposes, stock-based compensation expense determined under the fair value method was adjusted to include the incremental expense resulting from the modifications to the measurement dates of affected options. As a result, our stock-based compensation expense under the fair value method increased $3.7 million and $3.1 million during the years ended June 30, 2005 and 2004, respectively. Beginning in our fiscal year ended June 30, 2006, we adopted SFAS 123(R). We expect to amortize an additional $7.3 million of pre-tax stock-based compensation expense under SFAS No. 123(R) over the vesting period to reflect the increased fair value of options as a result of the modification of the measurement dates.
Restatements and Impact on the Consolidated Financial Statements
The restatement affected the previously filed financial statements for fiscal years ended June 30, 2005 and 2004, including the corresponding interim periods of fiscal year 2005, and the interim periods ended September 30, 2005, December 31, 2005 and March 31, 2006. We have included the stock-based compensation and associated income tax adjustments in our financial results for the fourth quarter and year ended June 30, 2006. These adjustments did not have any impact on previously reported cash flows from operating, investing, or financing activities for the three years ended June 30, 2006. We also recorded additional stock-based compensation expense and associated tax adjustments affecting our previously-reported financial statements for 1993 through 2003, the effects of which are cumulative adjustments to the additional paid-in capital, deferred compensation and retained earnings accounts as of June 30, 2003, in the amounts of $26.6 million, $(9.5) million and $(17.1) million, respectively. See the Consolidated Statements of Shareholders’ Equity.
The following table summarizes the additional stock-based compensation expense recorded on an annual basis for the fiscal years ended June 30, 1993 through June 30, 2006 as a result of the investigation into our historical stock option grant practices and related issues, categorized by each of the six reasons detailed above that led to the determination that additional stock-based compensation should have been recorded (in thousands):
Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Consolidated Financial Statements

							Total			Total
						Subsidiary	Pretax	Minority	Income Tax	After Tax
			Periodic	Directors	Option	Option	Compensation	Interest	Expense	Compensation
Fiscal Years Ended June 30,	New Hires	Repricings	Grants	& Officers	Modifications	Accounting	Expense	(Benefit) (1)	(Benefit)	Expense
1993	$—	$—	$1	$220	$—	$—	$221	$—	$(84)	$137
1994	—	107	50	245	—	—	402	—	(133)	269
1995	29	81	328	74	—	—	512	—	(156)	356
1996	126	70	581	123	—	—	900	—	(221)	679
1997	1,252	561	1,142	798	23	—	3,776	—	(1,205)	2,571
1998	1,061	352	1,098	854	—	—	3,365	—	1,133	4,498
1999	809	229	1,035	778	—	—	2,851	—	—	2,851
2000	618	140	1,197	840	3	107	2,905	—	(1,083)	1,822
2001	(53)	(33)	525	800	39	616	1,894	—	(489)	1,405
2002	262	—	793	410	120	107	1,692	—	(565)	1,127
2003	176	—	646	127	368	21	1,338	—	25	1,363

Cumulative 1993-2003 impact	4,280	1,507	7,396	5,269	553	851	19,856	—	(2,778)	17,078
2004	75	—	1,910	—	3,459	10,773	16,217	(1,034)	—	15,183
2005	44	—	1,932	—	7,314	11,696	20,986	(1,337)	—	19,649
2006	160	—	2,102	—	826	809	3,897	—	—	3,897

Total cumulative impact - 1993 - 2006	$4,559	$1,507	$13,340	$5,269	$12,152	$24,129	$60,956	$(2,371)	$(2,778)	$55,807

(1)	Includes $124,000 of additional payroll tax expense in fiscal 2004.

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported consolidated statements of operations for the years ended June 30, 2005 and 2004.
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$69,011	$—	$69,011	$52,551	$—	$52,551
Cost of revenues	32,150	412	32,562	23,674	84	23,758

Gross profit	36,861	(412)	36,449	28,877	(84)	28,793

Operating expenses:
Research and development	26,088	11,207	37,295	11,475	8,142	19,617
Selling, general and administrative	14,503	9,367	23,870	12,968	8,115	21,083
In-process research and development	5,171	—	5,171	—	—	—

Total operating expenses	45,762	20,574	66,336	24,443	16,257	40,700

Income (loss) from operations	(8,901)	(20,986)	(29,887)	4,434	(16,341)	(11,907)
Interest income	546	—	546	158	—	158
Gain on investments, net	330	—	330	10,584	—	10,584
Other income (expense), net	95	—	95	(262)	—	(262)
Minority interests in subsidiaries	(1,179)	1,337	158	(1,832)	1,158	(674)

Income (loss) before income taxes	(9,109)	(19,649)	(28,758)	13,082	(15,183)	(2,101)
Provision for income taxes	1,426	—	1,426	2,704	—	2,704

Net income (loss)	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)

Basic net income (loss) per share	$(0.22)	$(0.42)	$(0.64)	$0.23	$(0.34)	$(0.11)

Diluted net income (loss) per share	$(0.22)	$(0.42)	$(0.64)	$0.21	$(0.32)	$(0.11)

Shares used in computing basic per share amounts	47,418	—	47,418	44,698	—	44,698

Shares used in computing diluted per share amounts	47,418	—	47,418	50,022	(5,324)	44,698

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:
Supplemental data

Cost of revenues	—	412	412	—	84	84
Research and development	5,482	13,807	19,289	124	8,471	8,595
Selling, general and administrative	4,032	6,767	10,799	482	7,662	8,144

Total stock-based compensation expense	$9,514	$20,986	$30,500	$606	$16,217	$16,823

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported consolidated statements of operations for the years ended June 30, 2003 and 2002.
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL 2003 AND 2002

	Year Ended June 30, 2003			Year Ended June 30, 2002
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$52,752	$—	$52,752	$105,766	$—	$105,766
Cost of revenues	37,720	76	37,796	82,970	110	83,080

Gross profit	15,032	(76)	14,956	22,796	(110)	22,686

Operating expenses:
Research and development	21,600	778	22,378	22,218	952	23,170
Selling, general and administrative	11,886	484	12,370	13,584	630	14,214

Total operating expenses	33,486	1,262	34,748	35,802	1,582	37,384

Loss from operations	(18,454)	(1,338)	(19,792)	(13,006)	(1,692)	(14,698)
Interest income	194	—	194	594	—	594
Loss on investments, net	(4,995)	—	(4,995)	(42,715)	—	(42,715)
Other expense, net	(463)	—	(463)	(108)	—	(108)

Loss before income taxes	(23,718)	(1,338)	(25,056)	(55,235)	(1,692)	(56,927)
Provision for (benefit from) income taxes	1,046	25	1,071	(19,584)	(565)	(20,149)

Net income (loss)	$(24,764)	$(1,363)	$(26,127)	$(35,651)	$(1,127)	$(36,778)

Basic net loss per share	$(0.60)	$(0.04)	$(0.64)	$(0.89)	$(0.02)	$(0.91)

Diluted net loss per share	$(0.60)	$(0.04)	$(0.64)	$(0.89)	$(0.02)	$(0.91)

Shares used in computing basic per share amounts	41,050	—	41,050	40,258	—	40,258

Shares used in computing diluted per share amounts	41,050	—	41,050	40,258	—	40,258

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:
Supplemental data

Cost of revenues	19	76	95	—	110	110
Research and development	76	778	854	—	952	952
Selling, general and administrative	10	484	494	—	630	630

Total stock-based compensation expense	$105	$1,338	$1,443	$—	$1,692	$1,692

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated balance sheet as of June 30, 2005:
RECONCILIATION OF CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005

	June 30, 2005
(In thousands)	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$37,598	$—	$37,598
Investments	54,555	—	54,555
Accounts receivable, net	6,317	—	6,317
Inventories	2,735	—	2,735
Deferred income tax assets	—	107	107
Prepaid expenses and other current assets	2,307	—	2,307

Total current assets	103,512	107	103,619
Property and equipment, net	2,154	—	2,154
Intangible assets, net	24,621	—	24,621
Other assets	4,597	—	4,597

Total assets	$134,884	$107	$134,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,678	—	6,678
Accrued expenses	10,009	125	10,134
Income taxes payable	5,181	—	5,181
Deferred income tax liabilities	3,561	(3,561)	—

Total current liabilities	25,429	(3,436)	21,993
Deferred income tax liabilities	—	3,668	3,668
Minority interests in subsidiary	20	(10)	10

Total liabilities	25,449	222	25,671

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	52	—	52
Additional paid-in capital	125,907	38,703	164,610
Deferred stock-based compensation	(36,280)	13,093	(23,187)
Retained earnings (accumulated deficit)	14,415	(51,911)	(37,496)
Accumulated other comprehensive income	5,341	—	5,341

Total stockholders’ equity	109,435	(115)	109,320

Total liabilities and stockholders’ equity	$134,884	$107	$134,991

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of cash flows for the two years ended June 30, 2005:
RECONCILIATION OF CONSOLIDATED STATEMENTS OF CASH FLOWS FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	9,514	20,986	30,500	606	16,217	16,823
Depreciation and amortization	1,010	—	1,010	1,073	—	1,073
Loss on disposal of property and equipment	253	—	253	460	—	460
Provision for doubtful accounts and sales returns	113	—	113	(309)	—	(309)
(Gain)loss on investments, net	(331)	—	(331)	(10,584)	—	(10,584)
Amortization of intangible assets	1,155	—	1,155	—	—	—
Minority interests in subsidiaries	1,179	(1,337)	(158)	2,223	(1,158)	1,065
In-process research and development	5,171	—	5,171	—	—	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(3,994)	—	(3,994)	2,211	—	2,211
Inventories	368	—	368	(419)	—	(419)
Prepaid expenses and other current assets	(1,221)	—	(1,221)	(353)	—	(353)
Accounts payable	3,213	—	3,213	(4,794)	—	(4,794)
Accrued expenses	2,581	—	2,581	(45)	124	79
Income taxes payable	818	—	818	2,680	—	2,680
Deferred income taxes	—	—	—	—	—	—

Net cash provided by operating activities	9,294	—	9,294	3,127	—	3,127

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	—	—	—	8,427	—	8,427
Proceeds from sale of minority intersts in subsidiaries	877	—	877	2,750	—	2,750
Proceeds from sale of other long-term investments	22	—	22	—	—	—
Proceeds from sale of short-term investments, net of transaction cost	—	—	—	9,195	—	9,195
Other assets	(824)	—	(824)	(240)	—	(240)
Purchases of property and equipment	(1,045)	—	(1,045)	(1,116)	—	(1,116)
Purchases of investments	(1,012)	—	(1,012)	(90)	—	(90)
Purchase of minority interests in subsidiary	(6,145)	—	(6,145)	—	—	—

Net cash (used in) provided by investing activities	(8,127)	—	(8,127)	18,926	—	18,926

Cash flows from financing activities:
Proceeds from exercise of TTI options	690	—	690	—	—	—
Proceeds form issuance of common stock upon exercise of stock options	3,253	—	3,253	5,350	—	5,350

Net cash provided by financing activities	3,943	—	3,943	5,350	—	5,350

Net increase in cash and cash equivalents	5,110	—	5,110	27,403	—	27,403
Cash and cash equivalents at beginning of year	32,488	—	32,488	5,085	—	5,085

Cash and cash equivalents at end of year	$37,598	$—	$37,598	$32,488	$—	$32,488

Supplemental disclosure of cash flow information:
Trident Microsystems, Inc. common stock issued in connection with the purchase of TTI minority interests	$31,146		$31,146	$—		$—

Cash paid for income taxes	$553		$553	$—		$—

The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of our historical stock option grant practices and related issues on our previously-reported stock-based compensation expense, and on our stock-based compensation expense for fiscal 2006, on an annual basis:

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
		(In thousands)
Fiscal year ended June 30,
1993	606	221	827
1994	364	402	766
1995	268	512	780
1996	253	900	1,153
1997	—	3,776	3,776
1998	—	3,365	3,365
1999	—	2,851	2,851
2000	—	2,905	2,905
2001	—	1,894	1,894
2002	—	1,692	1,692
2003	105	1,338	1,443
2004	606	16,217	16,823
2005	9,514	20,986	30,500
2006	9,286	3,897	13,183

Total cumulative impact	$21,002	$60,956	$81,958

Cost of Restatement and Legal Activities
The investigation into our historical stock option grant practices and related issues has been time-consuming, has required us to incur significant additional expenses relating to legal, accounting, tax and other professional services in connection with these matters, estimated to be approximately $0.2 million and $15.8 million during fiscal 2006 and fiscal 2007, respectively, and required significant management attention and resources during that period. We expect to continue to incur significant expenses in future periods in connection with the investigation, our restatement of historical financial statements, and related legal proceedings, including proceedings described above under Item 3, Legal Proceedings, which would adversely affect our results of operations and cash flows in the period incurred.
Our senior management team and the Special Committee devoted a significant amount of time on matters relating to the investigation, our possible delisting from Nasdaq, regulatory inquiries, the restatement, our outstanding periodic reports, and related litigation, and may continue to devote substantial resources on such matters. If our senior management is unable to devote a significant amount of time in the future to developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition, results of operations or cash flows.

Overview
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
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan and Japan. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. Our top five customers accounted for 77% of our total revenues for the fiscal year ended June 30, 2006. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing DPTVTM market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. or TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at June 30, 2006 and June 30, 2005, and 83% owned by Trident as of June 30, 2004, is in the process of being dissolved.
References to “we,” “our,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TMT, TML, TTI and TMFE.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, investments, allowance for sales returns, inventories, intangible assets, product warranty, income taxes and litigation and other loss contingencies. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.
Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenue for customer incentive offerings and sales return allowance in the same period that the related revenue is recognized. Our customer incentive offerings primarily involve volume rebates for our products in various target markets. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales return allowance is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates.
Stock-based Compensation Expense
Effective July 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). We have applied SAB 107 in its adoption of SFAS 123(R).
We adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors including stock options based on fair values. Our financial statements for the year ended June 30, 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the year ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in July 1, 2005 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for our pro forma information required under SFAS 123 for fiscal years 2005 and 2004. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 10 of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of option by employees. Upon the adoption of SFAS 123(R), we continued to use historical volatility in deriving our expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because we believe that future volatility over the expected term of the stock options is not likely to differ from the past. Prior to July 1, 2005, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
For the year ended June 30, 2006, stock-based compensation expense was $13.2 million, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). For the years ended June 30, 2005 and 2004, stock-based compensation expense was $30.5 million and $16.8 million, respectively.
Prior to the adoption of SFAS 123(R) on July 1, 2005 we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB 25 and its related implementation guidance, and complying with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is generally recognized based on the difference, if any, between the quoted market price of our stock on the date of grant and the amount an employee must pay to acquire the stock. Before our acquisition of the minority interest in our TTI subsidiary, we estimated the fair value of non-public common stock in our then majority owned TTI subsidiary. We relied in part on valuations implied from fairness opinions received in connection with TTI related transactions, investment banking valuations at different points in time, the prices of occasional third- party transactions in TTI stock and interpolations between these data points to estimate fair value of the non- public common stock at the date of grant of any options in these securities to employees. We made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions and third party valuations in part relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflect the relative high volatility of these securities. In general management believes that there is also a high correlation between the value of TTI common stock and the U.S. market-based characteristics, such as volatility of the Trident common stock. This correlation was also factored into the valuation of TTI stock for the purposes of measuring compensation expense. As these characteristics and factors can vary over time, we used an average over a period of time to minimize potential distortion of the measurement at any one point in time.
Investments
We hold minority interests in companies having operations or technology in areas generally within our strategic focus, one of which is publicly traded and has highly volatile share prices. For investments in privately held companies, we monitor the investments for impairment quarterly based on the investees’ most recent financial statements, which may not have been audited and may not have been timely provided to us. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
Allowance for Sales Returns
We maintain a sales return allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, the Company may determine that additional sales return allowances are required to properly reflect its estimated exposure for product returns.
Inventories
Inventories are stated principally at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or market (net realizable value). Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product over a six month period. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully-reserved product until the customer is able to execute on his changeover plan.
Intangible Assets
We assess the carrying value of our intangible assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to long lived assets, various factors which could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.
We account for our purchases of acquired companies in accordance with SFAS No. 141, Business Combinations, and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other

Intangible Assets. In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time. We assess the technological feasibility of in-process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses, we allocate a portion of the purchase price to in-process research and development, which is immediately expensed in the period when the acquisition is completed. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, we engage independent valuation specialists to assist with the assumptions and models used in this type of analysis.
Product Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized based on historical information or specific product issues. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. As of June 30, 2006, accrued product warranty totaled $1.1 million.
Income Taxes
We account for income taxes in accordance with SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We maintain reserves for potential tax contingencies arising in the jurisdictions in which we do business. Such reserves are based on our assessment of the likelihood of an unfavorable outcome and the potential loss from such contingencies, and may be adjusted from time to time in light of changing facts and circumstances. These reserves are maintained until such time as the matter is settled or the statutory period for adjustment has passed. Adjustments could be required in the future if we determine that our reserves for tax contingencies are inadequate. The provision for income taxes includes the effect of changes to these reserves that are considered appropriate. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.2 million as of June 30, 2006 due to uncertainties related to our ability to utilize all of our deferred tax assets before they expire, primarily consisting of certain net operating loss carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
Litigation and Other Loss Contingencies
We account for litigation and other loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.

Critical Accounting Policies and Estimates Applied to the Restatement of Trident’s Consolidated Financial Statements
In calculating the amount of incremental stock-based compensation expense to record, we had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. The interpretations and assumptions we made and the conclusions we have drawn could be disputed by others. These risks increase where there was incomplete documentation of particular grants. Incomplete documentation was an issue with respect to certain grants in each of the categories of option grants described above. Where we had incomplete documentation, we considered the guidance provided by the SEC, and used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred.
We had to make certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, and the effectiveness of actions taken by the Board of Directors and certain of its committees. We also had to make a number of accounting interpretations, including interpreting various accounting literature and applying those interpretations to our facts and circumstances. For example, for each category discussed above we had to interpret and apply APB 25 and related interpretations. Specifically, we had to make a determination of the correct measurement date which, under APB 25, is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.”
In order to make these determinations, we reviewed all available written and electronic documents including minutes of meetings of the Board of Directors, likely dates of execution of unanimous written consents collected from members of the Board of Directors or Compensation Committee, documentation and other personnel records concerning the date of hire of new employees, and correspondence and other documentation, including emails, internal memoranda, Forms 4 filed with the SEC and other materials included in personnel files. From this available data, we determined a general hierarchy of documentation to rely upon when establishing an appropriate measurement date for accounting purposes for each option grant. Notwithstanding this general hierarchy, each grant was evaluated individually based on the particular facts and circumstances of the grant and the reliability of the documentation supporting the grant, as there was evidence that certain documentation was modified or altered to support earlier grant dates.
We use a third party accounting software program to monitor and administer our equity award programs. Generally, it is difficult for record added dates in the equity award database maintained by this program to be altered by the user. However, it is possible for entire records to be deleted, for new records to be added to replace the deleted records, or for existing records to be modified without affecting the record added field. This occurred with some grants, particularly in the case of grants to certain newly-hired employees and existing non-officer employees. Since the equity award database allows for modification of certain fields in the grant record to be made without leaving an audit trail of the modification, such as changes to the number of shares comprising the grant, it is also possible for grants to have been modified after the original grant date without an audit trail or record remaining to enable us to track the modification. We were able to determine that modifications had been made based upon interviews with employees involved in the grant process and administration, as well as by comparing reports of option grants generated at different dates. However, without such evidence, it is difficult for us to determine when options may have been modified after the original grant date, and we may not have identified all modifications that occurred during the Review Period.
After reviewing the available data and documentation, as well as the particular facts and circumstances of each grant, we determined that the date on which the grant was initially entered into our equity award database represents the best approximation of the date on which the measurement criteria of APB 25 was met for approximately one-third of the remeasured options. As a result of the difficulties with the equity award database and the lack of audit trail described in the paragraph above, the entry date into the equity award database was not used as the modified date of grant when data or documentation existed that cast doubt on the accuracy of the entry data. In some instances, the entry date into the equity award database was used as the modified date of grant even though no other documentation was located either that supported or cast doubt on such date as the appropriate modified date. Further, before April 30, 1996, the equity award program that we use did not have a feature that allowed us to accurately track record added dates, and thus, entry dates were not available for grants made before this date. To the extent that we used a date other than the date on which information about a grant was initially entered into the database, a new measurement date was determined by examining all of the facts and circumstances surrounding the grant to identify or estimate the most likely date on which the requirements of APB 25 were met.
For grants totaling 12.3 million shares, or 32% of all Trident shares being adjusted, we ultimately determined to use the entry date into the equity award database as the effective date of grant, resulting in total cumulative pre-tax stock-based compensation expense adjustment of $10.0 million. To reach this determination, we considered two alternatives:
•	First, we considered as an alternative, a measurement date that was approximately two weeks prior to the date of the initial entry of grant data into the equity award database. We chose this date after reviewing our database records, and determining that, in some instances, option grants could have been entered into the equity award database within the two weeks after the measurement date criteria of APB 25 had been met. Had we used the date that was two weeks prior to the date that data was initially entered into the equity award database, rather than the actual initial entry dates into the equity award database, the total additional stock based compensation expense for the equity award database record added date driven measurement dates would have been approximately $2.5 million lower;

•	Second, we considered as an alternative a measurement date determined in most cases based on the date on which the highest market price occurred between the stated grant date and the end of the quarter in which the stated grant had been made. In some cases, we adjusted to the highest price over a longer period of time that would also include the entry date into the equity award database. Had we used this “highest price” approach, rather than the initial database entry dates, the total additional stock-based compensation expense for the equity award database record added date driven measurement dates would have been approximately $1.0 million higher.
For stock options issued to new employees, we reviewed offer letters and other personnel records and documentation indicative of the date of an employee’s commencement of employment. After reviewing such documentation, we determined that awards to newly-hired employees often had original grant dates prior to the actual date of commencement of employment. We also found instances where the offer letter had been altered after the employee joined us to support a different grant date. Accordingly, we determined the appropriate measurement date for these grants to be the date on which the employee commenced employment.
For options granted to executive officers or directors, or for individual grants in excess of 90,000 shares, we were not always able to locate contemporaneous documentation confirming that a Compensation Committee meeting occurred or a duly and fully executed unanimous written consent was executed by the original grant date. Accordingly, we generally used as the new measurement date the estimated or actual date that the unanimous written consent approving the option grants was executed. The estimated or actual date that each unanimous written consent approving the option grant was executed was determined after reviewing interview evidence, facsimile headers, email correspondence, the date that a Form 4 was filed with the Securities and Exchange Commission disclosing the grant (when applicable), the equity award database entry date and the date that other meetings of the Board of Directors or Compensation Committee took place.
Results of Operations
On October 24, 2005, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of November 9, 2005, payable on or after November 18, 2005. Our common stock began trading on a split-adjusted basis on November 21, 2005. Unless otherwise stated, all references in the consolidated financial statements to the number of shares and per share amounts of our common stock for the periods prior to November 21, 2005 have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.

Financial Data for Fiscal Years Ended June 30, 2006, 2005 and 2004
Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Digital media product	$171.3	150%	$68.5	32%	$51.9
Other	0.1	(84%)	0.5	(27%)	0.7

Total Revenues	$171.4	148%	$69.0	31%	$52.6

Digital media product as a percentage of total revenues	99%		99%		99%
Other as a percentage of total revenues	1%		1%		1%
Digital media product revenues represented approximately 99% of total revenues for each of fiscal years 2006, 2005 and 2004. The significant increase in digital media product revenues in fiscal 2006 from fiscal 2005 was primarily attributed to continued success of our digital media products comprising predominantly our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of digital media products increased by 170% in fiscal 2006 compared to fiscal 2005, however, as is typical with consumer electronics markets, the average selling prices decreased by approximately 8% over the same time period.
The increase in digital media product revenues in fiscal 2005 was primarily due to the continued success of our standalone image process controllers, largely in the digital process television markets. During fiscal 2005, the volume of digital media units sold increased by more than 45% while the average selling price declined by approximately 4%.
During the year ended June 30, 2006, two customers each accounted for more than 10% of total revenues. During the year ended June 30, 2005 three customers each accounted for more than 10% of total revenues. During the year ended June 30, 2004, three customers each accounted for more than 10% of total revenues. Substantially all of our sales transactions were denominated in U.S. dollars during all reported periods. Approximately 51% of revenues in fiscal 2006 were generated through sales to distributors, compared to approximately 38% of revenues in fiscal 2005 and 10% of revenues in fiscal 2004.

Revenues by region	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Japan	$66.7	215%	$21.2	494%	$3.6
South Korea	55.7	433%	10.4	4%	10.0
China	27.6	(9%)	30.2	(1%)	30.5
Taiwan	12.5	135%	5.3	(29%)	7.5
Rest of world	8.9	379%	1.9	84%	1.0

Total revenues	$171.4	148%	$69.0	31%	$52.6

(1)	Revenues by region were classified based on the locations of the customers’ headquarters, not the shipping destinations of the products.
Revenues from Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for an aggregate of 95%, 97%, and 98% of our total revenues in fiscal 2006, 2005 and 2004, respectively. Revenues in fiscal 2006 increased significantly in all regions, except China, compared to fiscal 2005, primarily due to the continued success of our digital media products, predominantly our SVP family of products in the digital media markets. Revenues in China decreased in fiscal 2006 compared to fiscal 2005 principally due to intense price competition in that particular market. Revenues in fiscal 2005 increased in all regions, except China and Taiwan, primarily due to continued success of our standalone image process controllers, largely in the digital process television markets. Revenues in Taiwan decreased in fiscal 2005 compared to fiscal 2004 principally due to the timing of transitions to newer generations of similar products in that country. We expect customers in Asia will continue to account for a significant portion of our revenues in future periods.
Gross Margin

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
			(As restated)		(As restated)
Gross profit	$88.4	142%	$36.5	27%	$28.8
Gross margin	51.6%		52.9%		54.8%
Gross margin decreased 1.3 percentage points in fiscal 2006 compared to fiscal 2005, primarily due to increased amortization expense of intangible assets of $4.0 million, relating to the acquisition of the minority interest in TTI, which was completed at the end of the third quarter of fiscal 2005. In addition, we launched our SVP–PX product in fiscal 2006, which has a slightly lower gross margin than some of our previous products. As the SVP–PX product becomes an increasingly larger part of our revenue mix in fiscal 2007, we expect that gross margins may decline by 100 basis points or more per quarter as a result of this shift in mix of product sales.
In fiscal 2006, revenues from the sale of previously reserved products were $4.6 million or 2.7% of total revenues, as compared to $3.3 million or 4.8% of total revenues in fiscal 2005. Sales of previously reserved inventory largely depend on the timing of transitions to newer generations of similar products. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product. The timing and volume of the new product introductions can be significantly affected by events out of our control, including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully reserved product until the customer is able to execute on its changeover plan.
The original cost of the reserved inventory that was subsequently sold during fiscal years 2006 and 2005 was $2.3 million and $1.6 million, respectively. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the original costs. At the same time, we recorded additional inventory reserves for fiscal 2006 in the amount of $2.9 million as compared to approximately $2.5 million for fiscal 2005. The net effect of inventory reserve changes on cost of revenues and gross margin were charges of $0.6 million and $0.9 million, for fiscal years 2006 and 2005, respectively.
Gross margin decreased 1.9 percentage points in fiscal 2005 compared to fiscal 2004. The decrease in gross margin in fiscal 2005 was primarily due to the inclusion in cost of revenues of $1.1 million of amortization expense of intangible assets, as a result of our acquisition of the minority interest in TTI.
We believe that the prices of our products will continue to decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain relatively constant or increase as a result of introductions of new, higher-performance products that may have additional functionality and that have higher gross margins. Our strategy is to maintain and optimize gross margins by (i) managing average selling price erosion in pricing negotiations with customers, (ii) developing new and more advanced products that can add relative value to the selling price, (iii) reducing manufacturing costs by improving production yields, (iv) aggressively developing more cost effective products and (v) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.

Research and Development

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
			(As restated)		(As restated)
Research and development	$33.8	(9)%	$37.3	90%	$19.6
As a percentage of total revenues	20%		54%		37%
The decrease in research and development expenses in actual dollars for fiscal 2006 was primarily attributable to: (i) decreased stock-based compensation expense of $10.4 million, partially offset by (a) increased employee-related expenses of $4.5 million resulting from an increase in employee headcount, salaries and bonuses, (b) additional tape-out expenses of $2.5 million due to increased research expenditures relating to our SVP-LX and SVP-CX products and (c) increased facilities expenses of $0.5 million. The decrease in research and development expenses as a percentage of revenues was primarily attributable to revenues increasing at a higher rate than research and development expenses.
The increase in research and development expenses, both in actual dollars and as a percentage of revenues for fiscal 2005 compared to fiscal 2004 was primarily the result of (a) increased stock-based compensation expense (including amortization expense of deferred compensation related to the acquisition of our minority interest in TTI) of $10.7 million, (b) increased employee-related expenses of $4.2 million resulting from an increase in employee headcount, salaries and bonuses and (c) increased expenditures of $3.4 million relating to the release of design data bases to foundry.
We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital media markets in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore, we expect research and development expense to continue to increase.
Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
			(As restated)		(As restated)
Sales, general and administrative	$26.2	10%	$23.9	13%	$21.1
As a percentage of total revenues	15%		35%		40%
The increase in selling, general and administrative expenses in actual dollars for fiscal 2006 was primarily attributable to: (a) increased commission expenses of $3.1 million due to increased product sales, (b) increased employee-related expenses of $2.8 million comprising principally increased accrued bonuses of $1.3 million, increased payroll taxes of $1.1 million associated with stock option exercises, and increased salaries of $0.4 million associated with additional headcount, (c) increased professional fees of $1.8 million primarily relating to higher audit fees of $0.6 million for the compliance with the requirements of the Sarbanes-Oxley Act of 2002 and higher legal fees of $1.4 million due to the absence of the $0.8 million benefit of a legal reserve reversal associated with the settlement of the Neomagic lawsuit in our favor in fiscal 2005, and (d) increased amortization expense of intangible assets of $0.3 million, and partially offset by decreased stock-based compensation expenses of $6.6 million. The decrease in selling, general and administrative expenses as a percentage of total revenues was primarily attributable to revenues increasing at a higher rate than sales, general and administrative expenses. We will continue to monitor our selling, general and administrative expenses.
Selling, general and administrative expenses increased in fiscal 2005 primarily due to increased stock-based compensation of $2.7 million, partially offset by a one time reversal of an approximate $0.8 million settlement charge accrued for claims filed against us, which were settled in fiscal 2005.

In-Process Research and Development

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
In-process research and development	$—	(100)%	$5.2	100%	$—
As a percentage of total revenues	—		7%		—
During fiscal 2005, in connection with our acquisition of the minority interests in TTI, we allocated approximately $5.2 million of the purchase price to in-process research and development which had not yet reached technological feasibility and had no alternative future use. The amounts allocated to the acquired in-process research and development were immediately expensed in the period that the acquisition was completed because the projects associated with the in-process research and development efforts had not yet reached technological feasibility and no future alternative uses existed for the technology.
Interest Income

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Interest income	$2.3	320%	$0.5	246%	$0.2
As a percentage of total revenues	1%		1%		—
The increases in interest income in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 compared to fiscal 2004 were attributable to increases in cash balances in fiscal 2006 and 2005. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.
Gain (Loss) on Investments, net

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
Gain (loss) on investments, net	$(0.6)	(269)%	$0.3	(97)%	$10.6
As a percentage of total revenues	—		—		20%
During fiscal 2006 we recorded a $0.6 million impairment loss on investments in privately held companies. During fiscal 2005, we recorded a net $0.3 million gain on investments in privately held companies. During fiscal 2004, we recorded net investment gains totaling $10.6 million as follows (in thousands):

Gain on sale of UMC common stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,817
Write-off of investments in privately held companies	(679)
Gain on sale of investments in privately held companies	257
Venture capital funds write-down	(90)

Total	$10,584

Under the Investment Company Act of 1940, or 1940 Act, a company meeting the definition of an “investment company” is subject to various stringent legal requirements on its operations. A company may become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption or safe harbor applies. “Investment securities” do not include interests in majority owned subsidiaries, and we intend to maintain a majority interest in our subsidiaries, including TTI, for the foreseeable future. We do hold other securities, including shares in UMC, and the value of those securities fluctuates significantly. At times, the total value of the investment securities we hold may have exceeded 40% of total assets. However, we are, and intend to remain, an operating company. Our efforts are focused almost exclusively on our digital media business and we intend to continue to conduct business as an operating company, and to take such actions as are necessary to ensure we are not, and are not regulated as, an investment company. However, if the value of our investment in other securities, including shares of UMC, exceeds 40% of our total assets, we may in the future be required to sell some or all of such securities. While we are an operating company not in the business of investing, reinvesting, owning, holding or trading in securities, we monitor the advisability of disposing of our UMC common stock and intend to sell all or part of the common stock when it is in the best interests of our stockholders to do so.
Minority Interests in Subsidiaries

	Fiscal Years
(Dollars in millions)	2006	% Change	2005	% Change	2004
			(As restated)		(As restated)
Minority interests in subsidiaries	$—	(100)%	$0.2	123%	$(0.7)
As a percentage of total revenues	—		0%		(1)%
Minority interests represent the share of income relating to minority shareholders of our consolidated subsidiaries. As of June 30, 2006, the minority interests remaining in our TTI subsidiary is 0.01% and no significant minority interest charge is expected in future periods. Minority interests in subsidiaries increased to $0.2 million in fiscal 2005 from $(0.7) million in fiscal 2004 primarily due to our acquisition of the minority interest in our TTI subsidiary in fiscal 2005.
Provision for Income Taxes

	Fiscal Years
	2006	Change	2005	Change	2004
			(As restated)		(As restated)
Effective tax rate	21%	26%	(5)%	124%	(129)%
The increase in our effective tax rate from fiscal 2005 to fiscal 2006 was primarily the result of an increase in our foreign operations pre-tax book income partially offset by a release of foreign operations valuation allowance. A tax benefit was recorded in fiscal 2006 as a result of eliminating this valuation allowance for deferred tax assets of $1.4 million. Provisions for income taxes of $6.3 million, $1.4 million, and $2.7 million were recorded for fiscal years 2006, 2005, 2004, respectively, which was primarily the result of foreign income taxes on our Taiwan operations.
Cumulative Effect of Change in Accounting Principle

	Fiscal Years
	2006	% Change	2005	% Change	2004
Cumulative effect of change in accounting principle, net of tax	$1.8	100%	$—	—	$—
During the first quarter of fiscal 2006, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.
Financial Data for Interim Periods of Fiscal Years 2006 and 2005
The following tables present our quarterly financial data for 2006 and 2005. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements. All necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to state fairly the quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.
This quarterly information has been restated for all quarters of fiscal 2005 and the first three quarters of fiscal 2006 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K.
The quarterly consolidated statements of operations set forth below have been restated from previously-reported information:

The quarterly consolidated balance sheets set forth below have been restated from previously-reported information filed in our quarterly and annual reports on Forms 10-Q and Form 10-K for all quarters of 2005 and the first three quarters of 2006:
CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2006 AND 2005

	Three Months Ended				Three Months Ended
(In thousands, except per share data)	September 30,	December 31,	March 31,	June 30	September 30,	December 31,	March 31,	June 30
	2005	2005	2006	2006	2004	2004	2005	2005
	(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$33,203	$40,614	$44,743	$52,882	$16,602	$15,387	$16,136	$20,886
Cost of revenues	15,652	19,731	21,953	25,725	7,505	7,058	7,215	10,784

Gross profit	17,551	20,883	22,790	27,157	9,097	8,329	8,921	10,102

Operating expenses:
Research and development	7,326	8,359	8,627	9,497	7,324	9,350	10,288	10,333
Selling, general and administrative	5,794	6,177	7,072	7,135	5,827	6,134	6,325	5,584
In-process research and development	—	—	—	—	—	585	4,586	—

Total operating expenses	13,120	14,536	15,699	16,632	13,151	16,069	21,199	15,917

Income (loss) from operations	4,431	6,347	7,091	10,525	(4,054)	(7,740)	(12,278)	(5,815)
Interest income	254	483	604	952	91	126	144	185
Gain (loss) on investments, net	(100)	(167)	(242)	(51)	400	(70)	—	—
Other income (expense), net	258	159	(34)	164	8	1	65	21
Minority interests in subsidiaries	—	—	—	—	99	61	5	(7)

Income (loss) before income taxes	4,843	6,822	7,419	11,590	(3,456)	(7,622)	(12,064)	(5,616)
Provision for income taxes	1,020	(371)	1,831	3,837	617	(102)	420	491

Income (loss) before cumulative effect of change in accounting principle	3,823	7,193	5,588	7,753	(4,073)	(7,520)	(12,484)	(6,107)
Cumulative effect of change in accounting principle	1,819	—	—	—	—	—	—	—

Net income (loss)	$5,642	$7,193	$5,588	$7,753	$(4,073)	$(7,520)	$(12,484)	$(6,107)

Net income (loss) per share - basic:
Income (loss) before change in accounting principle	0.08	0.13	0.10	0.14	(0.09)	(0.17)	(0.27)	(0.12)
Cumulative effect of change in accounting principle	0.03	—	—	—	—	—	—	—

Net income (loss) per share - basic	$0.11	$0.13	$0.10	$0.14	$(0.09)	$(0.17)	$(0.27)	$(0.12)

Net income (loss) per share - diluted:
Income (loss) before change in accounting principle	0.06	0.12	0.09	0.12	(0.09)	(0.17)	(0.27)	(0.12)
Cumulative effect of change in accounting principle	0.03	—	—	—	—	—	—	—

Net income (loss) per share - diluted	$0.09	$0.12	$0.09	$0.12	$(0.09)	$(0.17)	$(0.27)	$(0.12)

Shares used in computing basic per share amounts	52,560	53,591	56,025	57,160	45,828	45,572	46,680	51,100

Shares used in computing diluted per share amounts	62,049	62,418	63,716	63,738	45,828	45,572	46,680	51,100

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental data

Cost of revenues	6	34	39	34	87	170	45	110
Research and development	1,650	2,354	2,595	2,312	3,214	5,043	5,935	5,099
Selling, general and administrative	864	1,127	1,157	1,010	3,057	2,870	3,077	1,794

Total stock-based compensation expense	2,520	3,515	3,791	3,356	6,358	8,083	9,057	7,003

CONSOLIDATED BALANCE SHEETS FOR INTERIM PERIODS OF FISCAL 2006 AND 2005

	September 30,	December 31,	March 31,	June 30	September 30,	December 31,	March 31,	June 30
	2005	2005	2006	2006	2004	2004	2005	2005
(In thousands)	(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,871	$68,665	$83,388	$103,046	$35,405	$34,561	$32,971	$37,598
Investments	53,143	46,916	52,295	49,612	45,331	48,487	45,454	54,555
Accounts receivable, net	6,092	4,430	7,325	4,278	2,508	2,007	3,959	6,317
Inventories	5,006	4,369	6,635	14,641	2,317	2,508	2,838	2,735
Prepaid expenses and other current assets	2,439	2,892	3,550	5,037	1,945	2,201	2,400	2,307
Deferred income tax assets	107	1,618	1,618	622	—	—	—	107

Total current assets	119,658	128,890	154,811	177,236	87,506	89,764	87,622	103,619
Deferred income tax assets	—	632	632	947	—	—	—	—
Property and equipment, net	2,675	2,831	2,943	3,451	2,349	2,096	1,990	2,154
Intangible assets, net	23,429	22,231	20,714	19,190	—	3,735	26,029	24,621
Other assets	4,517	5,944	5,720	6,366	3,960	5,054	4,762	4,597

Total assets	$150,279	$160,528	$184,820	$207,190	$93,815	$100,649	$120,403	$134,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,645	$11,493	$13,252	$19,472	$4,045	$6,461	$5,583	6,678
Accrued expenses	11,097	14,455	16,892	21,332	7,601	8,663	9,074	10,134
Income taxes payable	6,586	8,363	9,766	11,125	4,868	4,759	5,187	5,181
Deferred income tax liabilities	—	—	—	—	—	—	—	—

Total current liabilities	30,328	34,311	39,910	51,929	16,514	19,883	19,844	21,993
Deferred income tax liabilities	2,932	441	2,592	1,604	89	1,352	—	3,668
Minority interests in subsidiary	—	—	—	—	3,957	2,998	11	10

Total liabilities	33,260	34,752	42,502	53,533	20,560	24,233	19,855	25,671

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	54	54	57	57	46	46	50	52
Additional paid-in capital	144,582	149,881	157,606	162,801	108,094	115,547	157,911	164,610
Deferred stock-based compensation	—	—	—	—	(22,690)	(21,354)	(25,033)	(23,187)
Accumulated deficits	(31,854)	(24,660)	(19,073)	(11,320)	(12,175)	(19,696)	(32,181)	(37,496)
Accumulated other comprehensive income	4,237	501	3,728	2,119	(20)	1,873	(199)	5,341

Total stockholders’ equity	117,019	125,776	142,318	153,657	73,255	76,416	100,548	109,320

Total liabilities and stockholders’ equity	$150,279	$160,528	$184,820	$207,190	$93,815	$100,649	$120,403	$134,991

The following tables present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported consolidated statements of operations for all quarters of 2005 and the first three quarters of 2006:
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2006

	September 30, 2005			December 31, 2005			March 31, 2006			June 30, 2006
(In thousands, except per
share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$33,203	$—	$33,203	$40,614	$—	$40,614	$44,743	$—	$44,743	$52,882
Cost of revenues	15,646	6	15,652	19,697	34	19,731	21,914	39	21,953	25,725

Gross profit	17,557	(6)	17,551	20,917	(34)	20,883	22,829	(39)	22,790	27,157

Operating expenses:
Research and development	7,357	(31)	7,326	8,166	193	8,359	8,644	(17)	8,627	9,497
Selling, general and administrative	4,817	977	5,794	5,098	1,079	6,177	5,612	1,460	7,072	7,135

Total operating expenses	12,174	946	13,120	13,264	1,272	14,536	14,256	1,443	15,699	16,632

Income (loss) from operations	5,383	(952)	4,431	7,653	(1,306)	6,347	8,573	(1,482)	7,091	10,525
Interest income	254	—	254	483	—	483	604	—	604	952
Gain (loss) on investments, net	(101)	1	(100)	(167)	—	(167)	(242)	—	(242)	(51)
Other income (expense), net	258	—	258	159	—	159	(34)	—	(34)	164

Income (loss) before income taxes	5,794	(951)	4,843	8,128	(1,306)	6,822	8,901	(1,482)	7,419	11,590
Provision for income taxes	1,201	(181)	1,020	(414)	43	(371)	1,919	(88)	1,831	3,837

Income (loss) before cumulative effect of change in accounting principle	4,593	(770)	3,823	8,542	(1,349)	7,193	6,982	(1,394)	5,588	7,753
Cumulative effect of change in accounting principle	171	1,648	1,819	—	—	—	—	—	—	—

Net income (loss)	$4,764	$878	$5,642	$8,542	$(1,349)	$7,193	$6,982	$(1,394)	$5,588	$7,753

Net income (loss) per share - basic:
Income (loss) before change in accounting principle	0.09	(0.01)	0.08	0.16	(0.03)	0.13	0.12	(0.02)	0.10	0.14
Cumulative effect of change in accounting principle	—	0.03	0.03	—	—	—	—	—	—	—

Net income (loss) per share - basic	$0.09	$0.02	$0.11	$0.16	$(0.03)	$0.13	$0.12	$(0.02)	$0.10	$0.14

Net income (loss) per share - diluted:
Income (loss) before change in accounting principle	0.08	(0.02)	0.06	0.14	(0.02)	0.12	0.11	(0.02)	0.09	0.12
Cumulative effect of change in accounting principle	—	0.03	0.03	—	—	—	—	—	—	—

Net income (loss) per share - diluted	$0.08	$0.01	$0.09	$0.14	$(0.02)	$0.12	$0.11	$(0.02)	$0.09	$0.12

Shares used in computing basic per share amounts	52,560	—	52,560	53,591	—	53,591	56,025	—	56,025	57,160

Shares used in computing diluted per share amounts	60,440	1,609	62,049	60,842	1,576	62,418	62,729	987	63,716	63,738

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental data

Cost of revenues	—	6	6	—	34	34	—	39	39	34
Research and development	1,001	649	1,650	1,495	859	2,354	1,621	974	2,595	2,312
Selling, general and administrative	567	297	864	714	413	1,127	688	469	1,157	1,010

Total stock-based compensation expense	1,568	952	2,520	2,209	1,306	3,515	2,309	1,482	3,791	3,356

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2005

	September 30, 2004			December 31, 2004			March 31, 2005			June 30, 2005
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$16,602	$—	$16,602	$15,387	$—	$15,387	$16,136	$—	$16,136	$20,886	$—	$20,886
Cost of revenues	7,418	87	7,505	6,888	170	7,058	7,170	45	7,215	10,674	110	10,784

Gross profit	9,184	(87)	9,097	8,499	(170)	8,329	8,966	(45)	8,921	10,212	(110)	10,102

Operating expenses:
Research and development	4,738	2,586	7,324	5,559	3,791	9,350	5,481	4,807	10,288	10,310	23	10,333
Selling, general and administrative	2,358	3,469	5,827	2,733	3,401	6,134	2,940	3,385	6,325	6,472	(888)	5,584
In-process research and development	—	—	—	585	—	585	4,586	—	4,586	—	—	—

Total operating expenses	7,096	6,055	13,151	8,877	7,192	16,069	13,007	8,192	21,199	16,782	(865)	15,917

Income (loss) from operations	2,088	(6,142)	(4,054)	(378)	(7,362)	(7,740)	(4,041)	(8,237)	(12,278)	(6,570)	755	(5,815)
Interest income	91	—	91	126	—	126	144	—	144	185	—	185
Gain (loss) on investments, net	400	—	400	(70)	—	(70)	—	—	—	—	—	—
Other income (expense), net	8	—	8	1	—	1	65	—	65	21	—	21
Minority interests in subsidiaries	(589)	688	99	(327)	388	61	(263)	268	5	—	(7)	(7)

Income (loss) before income taxes	1,998	(5,454)	(3,456)	(648)	(6,974)	(7,622)	(4,095)	(7,969)	(12,064)	(6,364)	748	(5,616)
Provision for income taxes	617	—	617	(102)	—	(102)	420	—	420	491	—	491

Net income (loss)	$1,381	$(5,454)	$(4,073)	$(546)	$(6,974)	$(7,520)	$(4,515)	$(7,969)	$(12,484)	$(6,855)	$748	$(6,107)

Basic net income (loss) per share	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.16)	$(0.17)	$(0.10)	$(0.17)	$(0.27)	$(0.13)	$0.01	$(0.12)

Diluted net income (loss) per share	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.16)	$(0.17)	$(0.10)	$(0.17)	$(0.27)	$(0.13)	$0.01	$(0.12)

Shares used in computing basic per share amounts	45,828	—	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

Shares used in computing diluted per share amounts	50,384	(4,556)	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental data

Cost of revenues	—	87	87	—	170	170	—	45	45	—	110	110
Research and development	84	3,130	3,214	486	4,557	5,043	543	5,392	5,935	4,369	728	5,097
Selling, general and administrative	132	2,925	3,057	235	2,635	2,870	277	2,800	3,077	3,388	(1,593)	1,795

Total stock-based compensation expense	216	6,142	6,358	721	7,362	8,083	820	8,237	9,057	7,757	(755)	7,002

Quarterly Results of Operations
The following is a discussion of our restated results of operations for the first, second and third quarters of fiscal 2006 as compared to the first, second and third quarters of fiscal 2005.
Quarter Ended March 31, 2006 vs. Quarter Ended March 31, 2005

	Three months ended March 31,
(Dollars in thousands)	2006	2005	% change
	(As Restated)	(As Restated)
Revenues	$44,743	$16,136	177%

Cost of revenues	21,953	7,215	204%

Gross profit	22,790	8,921	155%

Research and development expenses	8,627	10,288	(16%)

Sales, general and administrative expenses	7,072	6,325	12%

In-process research and development expenses	—	4,586	(100%)

Income (loss) from operations	$7,091	$(12,278)	158%

Revenues
Revenues for the three months ended March 31, 2006 increased 177% to $44.7 million from the $16.1 million reported in the three months ended March 31, 2005. The increase in revenues for the three months ended March 31, 2006 was primarily attributed to continued success of our SVP family of products in the digital media markets. Our unit sales volume of digital media products increased by approximately 203% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 8% over the same time period.
Sales to customers in Asia, primarily Japan, South Korea and China, accounted for 40%, 31%, and 14%, respectively, of our revenues in the three months ended March 31, 2006. Sales to customers in Asia, primarily Japan, China and South Korea, accounted for 36%, 34%, and 22%, respectively, of our revenues in the three months ended March 31, 2005. The decline in relative sales in the China region in the three month period comparison was primarily a function of the relative absolute growth in sales which occurred in the Japan and South Korea regions. Absolute sales in China declined by approximately 13% of which unit sales declined by approximately 1% and average selling price erosion was approximately 12%. We expect customers in Asia will continue to account for a significant portion of our revenues in future periods.
In the three months ended March 31, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung each accounted for more than 10% of revenues. In the three months ended March 31, 2005, sales to three customers, Midoriya, Samsung and TCL Electronics (a television manufacturer located in China), each accounted for more than 10% of revenues. Approximately 52% and 46% of our sales in the three months ended March 31, 2006 and 2005, respectively, were through distributors.
Gross Margin
Our gross margin for the three months ended March 31, 2006 decreased to 50.9% from 55.3% for the three months ended March 31, 2005 primarily due to: (a) a charge of $1.4 million for amortization of intangibles relating to the acquisition of our TTI subsidiary which is reflected in the results for the quarter ended March 2006 percentage but which had not occurred in the quarter ended March 31, 2005 quarter and (b) the introduction of the SVP –PX in March 2006, which comprised 30% of our total revenue during the quarter and which provides a somewhat lower gross margin than some of our previous products.
In the three months ended March 31, 2006, revenues from the sale of previously reserved products were $0.6 million or 1.3% of total revenues as compared to $0.5 million or 3.1% of total revenues from the same quarter one year earlier. The primary reasons for the sales of previously reserved inventory related to the timing of transitions to newer generations of similar products. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully reserved product until the customer is able to execute on its changeover plan.
The original cost of the reserved inventory that was subsequently sold in the three months ended March 31, 2006 and 2005 was approximately $390,000 and $1.6 million, respectively. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the original costs. At the same time, we recorded additional inventory reserves for the three months ended March 31, 2006 in the amount of approximately $0.4 million as compared to approximately $0.5 million for the same three month period of the previous year. The net effect of inventory reserve changes on cost of revenues and gross margin were charges of $54,000 for the three months ended March 31, 2006.
Research and Development
Research and development expenses for the three months ended March 31, 2006 decreased to $8.6 million from $10.3 million for the three months ended March 31, 2005. As a percentage of revenues, research and development expenses decreased to 19.3% for the three months ended March 31, 2006, from 63.8% for the three months ended March 31, 2005. The decrease in research and development expenses in actual dollars for the three months ended March 31, 2006 was primarily the result of decreased stock-based compensation expenses of $3.3 million, partially offset by increased spending on additional personnel of $1.2 million due to increases in headcount, salaries and bonuses, additional tape-out expenditures of $0.9 million due to increased research expenditures relating to our SVP-LX and SVP-CX products. The decrease in research and development expenses as a percentage of revenue was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
Selling, General and Administrative
Sales, general and administrative expenses increased to $7.1 million in the three months ended March 31, 2006 from $6.3 million in the three months ended March 31, 2005. Sales, general and administrative expenses decreased as a percentage of revenues to 15.8% in the three months ended March 31, 2006 from 41.3% in the three months ended March 31, 2005. The increase in sales, general and administrative expenses in actual dollars for the three months ended March 31, 2006 was due to an increase in third-party sales representative commission expenses of $0.8 million due to increased product sales, an increase in personnel expenses of $1.9 million, partially offset by decreased stock-based compensation expenses of $1.9 million. The decrease in sales, general and administrative expenses as a percentage of revenues was primarily attributable to revenues increasing proportionately higher than the increase in sales, general and administrative expenses. We will continue to monitor our sales, general and administrative expenses.
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
Provision for Income Taxes
A provision for income taxes of $1.8 million was recorded for the three months ended March 31, 2006. This was primarily the result of profitable operations in foreign jurisdictions where we were subject to tax.

Quarter Ended December 31, 2005 vs. Quarter Ended December 31, 2004

	Three months ended December 31,
(Dollars in thousands)	2005	2004	% change
	(As Restated)	(As Restated)
Revenues	$40,614	$15,387	164%

Cost of revenues	19,731	7,058	180%

Gross profit	20,883	8,329	151%

Research and development expenses	8,359	9,350	(11%)

Sales, general and administrative expenses	6,177	6,134	1%

In-process research and development expenses	—	585	(100)%

Income (loss) from operations	$6,347	$(7,740)	182%

Revenues
Revenues for the three months ended December 31, 2005 increased 164% to $40.6 million from the $15.4 million reported in the three months ended December 31, 2004. The increase in revenues for the three months ended December 31, 2005 was primarily attributed to continued success of our SVP products in the digital and liquid crystal display television markets. Our unit sales volume of digital media products increased by more than 180% in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, however, as is typical with consumer electronics markets, average sales prices decreased by approximately 6% over the same time period.
Sales to customers in Asia, primarily Japan, South Korea and China, accounted for 36%, 29%, and 21%, respectively, of our revenues in the three months ended December 31, 2005. Sales to customers in Asia, primarily China and Japan, accounted for 58% and 24%, respectively, of our revenues in the three months ended December 31, 2004. We expect customers in Asia will continue to account for a significant portion of our revenues in future periods.
In the three months ended December 31, 2005, sales to two customers, Midoriya (Sony) and Samsung each accounted for more than 10% of revenues. In the three months ended December 31, 2004, sales to six customers, Skyworth (a television manufacturer located in China), TCL Electronics (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), Innotech (a distributor for Toshiba) and Hongdin (a distributor for television manufacturers located in China), each accounted for more than 10% of revenues. Approximately 49% and 31% of our sales in the three months ended December 31, 2005 and 2004, respectively, were through distributors.
Gross Margin
Our gross margin for the three months ended December 31, 2005 decreased to 51.4% from 54.4% for the three months ended December 31, 2004. Gross margin decreased primarily due to several factors in the second quarter of fiscal 2006 relative to the second quarter of fiscal 2005, including a negative variance of 290 basis points due to amortization of intangibles, a negative variance of 170 basis points for an event-driven yield issue on new products being introduced, partially offset by a positive variance or benefit of 70 basis points from the sale of previously reserved product, net of additions to inventory reserves, discussed further below.
In the three months ended December 31, 2005, revenues from the sale of previously reserved products was $1.8 million or 4.4% of total revenues as compared to $1.2 million or 7.8% of revenues from the same quarter one year earlier. We sold previously reserved inventory primarily due to the timing of transitions to newer generations of similar products. We estimate when a new product introduction will occur, which can and does result in existing product that is being replaced becoming obsolete. This obsolescence can occur over a relatively short time period. The timing and volume of the new product introduction can be impacted significantly by events out of our control, including changes in customer product introduction schedules.
The original cost of the reserved inventory that was subsequently sold in the three months ended December 31, 2005 and 2004 was approximately $ 0.8 million and $0.6 million, respectively. Due to the previously recorded reserves, there were no costs reflected with respect to these product sales, which then provided a benefit to the current income statement to the extent of the original costs. At the same time, additional inventory reserves for other products were also charged to the income statement for the three months ended December 31, 2005 and 2004 in the amounts of approximately $0.5 million and $0.6 million, respectively. The net effect of inventory reserve changes on cost of revenues and gross margin was a net credit of $0.3 million and a zero net effect for the three months ended December 31, 2005 and 2004, respectively.
Research and Development
Research and development expenses for the three months ended December 31, 2005 decreased to $8.4 million from $9.4 million for the three months ended December 31, 2004. As a percentage of revenues, research and development expenses decreased to 20.6% for the three months ended December 31, 2005, from 60.8% for the three months ended December 31, 2004. The decrease in research and development expenses in actual dollars for the three months ended December 31, 2005 is primarily the result of decreased stock-based compensation expenses of $2.7 million, partially offset by increased spending on additional personnel of $1.3 million due to increases in headcount, salaries and bonuses and additional tape-out expenditures of $0.7 million due to increased research expenditures relating to our SVP-LX and SVP-PX products. The decrease in research and development expenses as a percentage of revenue is primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
Selling, General and Administrative
Sales, general and administrative expenses increased to $6.2 million in the three months ended December 31, 2005 from $6.1 million in the three months ended December 31, 2004. Sales, general and administrative expenses decreased as a percentage of revenues to 15.2% in the three months ended December 31, 2005 from 39.9% in the three months ended December 31, 2004. The increase in sales, general and administrative expenses in actual dollars for the three months ended December 31, 2005 was due to (a) an increase in third-party sales representative commission expenses of $0.7 million due to increased product sales, (b) an increase in personnel expenses of $0.6 million comprising mostly increases in bonuses and commissions primarily relating to increased sales, (c) an increase in professional fees of $0.2 million primarily relating to higher audit fees for compliance with the requirements of the Sarbanes Oxley Act, partially offset by decreased stock-based compensation expenses of $1.7 million. The decrease in sales, general and administrative expenses as a percentage of revenue is primarily attributable to revenues increasing proportionately higher than the increase in sales, general and administrative expenses.
In-Process Research and Development
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
Interest and Other Income and Expense, Net
Net interest and other income of $642,000 for the quarter ended December 31, 2005 represents interest income of $483,000 and currency exchange gains of $174,000, offset by net non-operating expenses of $15,000. Net interest and other income of $127,000 for the three months ended December 31, 2004 primarily comprises interest income of $126,000. The amount of interest income earned by us varies directly with the amount of our cash and cash equivalents and the prevailing interest rates.

Provision for Income Taxes
We determined in the second quarter of fiscal 2006 that it is more likely than not that TTI will have sufficient future taxable income to utilize its deferred tax assets and accordingly eliminated the valuation allowances against these deferred tax assets. The elimination of these valuation allowances resulted in a tax benefit of approximately of $0.4 million in the three months ended December 31, 2005.
Quarter Ended September 30, 2005 vs. Quarter Ended September 30, 2004

	Three months ended September 30,
(Dollars in thousands)	2005	2004	% change
	(As Restated)	(As Restated)
Revenues	$33,203	$16,602	100%

Cost of revenues	15,652	7,505	109%

Gross profit	17,551	9,097	93%

Research and development expenses	7,326	7,324	0%

Sales, general and administrative expenses	5,794	5,827	(1%)

Income from operations	$4,431	$(4,054)	209%

Revenues
Net revenue for the three months ended September 30, 2005 were $33.2 million, an increase of 100% from the $16.6 million reported in the three months ended September 30, 2004. The increase in revenue of digital media products in the quarter ended September 30, 2005 was primarily attributed to continued success of our SVP product in the digital and liquid crystal display television markets. The volume of digital media units increased by more than 100% from the quarter ended September 30, 2004 to the quarter ended September 30, 2005, however, as is typical with consumer electronics markets, average sales prices decreased by approximately 4% for the same time period. Part for part average sales price erosion has ranged as high as a decline of 15–30% annualized, however average sales price erosion which includes the effect of the changing mix of older and newer technology has only declined by 4% year over year. In addition, average sales prices for digital CRT and flat panel television products have declined by approximately 22% year over year.
Sales to customers in Asia, primarily China, Japan, Taiwan and South Korea, accounted for 18%, 39%, 8% and 32%, respectively, of our revenues in the three months ended September 30, 2005. Sales to customers in Asia, primarily China, Japan, Taiwan and South Korea, accounted for 55%, 27% 12% and 3% respectively, of our revenues in the three months ended September 30, 2004. We expect customers in Asia will continue to account for a significant portion of our sales.
In the three months ended September 30, 2005, sales to three customers, Samsung, Midoriya (Sony) and Tomen (Sharp) each accounted for more than 10% of total revenues, respectively. In the three months ended September 30, 2004, sales to four customers, Skyworth (a television manufacturer located in China), Midoriya (Sony), Hisense (a television manufacturer located in China), and Innotech (Toshiba) each accounted for more than 10% of total revenues, respectively. Approximately 49% and 27% of sales were made through distributors in the quarters ended September 30, 2005 and 2004 respectively. The majority of this increase in distributor sales is the result of the use of certain specific distributors by certain large OEM Japanese customers who use these distributors essentially as purchasing agents. As described in our critical accounting policies above, we only recognize revenues when these distributors actually sell or ship through to their OEM customers.

Gross Margin
Gross margin for the three months ended September 30, 2005 decreased to 52.6% from 54.8% for the three months ended September 30, 2004. The decrease in gross margin was primarily attributable to the amortization of intangibles assets which occurred as a result of our acquisition of the minority interest in TTI.
Research and Development
Research and development expenses for each of the three months ended September 30, 2005 and 2004 totaled $7.3 million. As a percentage of revenues, research and development expenses decreased to 22.1% for the three months ended September 30, 2005, from 44.1% for the three months ended September 30, 2004. Research and development expenses in actual dollars for the three months ended September 30, 2005 is consistent with the amount for the three months ended September 30, 2004, primarily due to increased spending on additional personnel of $1.4 million, partially offset by decreased stock compensation expense of $1.6 million. The decrease in research and development expenses as a percentage of sales is primarily attributable to the increase in revenues.
Selling, General and Administrative
Sales, general and administrative expenses totaled $5.8 million for both the three months ended September 30, 2005 and the three months ended September 30, 2004. As a percentage of revenues, sales, general and administrative expenses decreased to 17.5% in the three months ended September 30, 2005 from 35.1% in the three months ended September 30, 2004. Sales, general and administrative expenses in actual dollars in the first quarter of fiscal 2006 was consistent with the amount in the same quarter of fiscal 2005 primarily due to (a) increased personnel expenses of $0.5 million, (b) an increase in sales representative commission expense commensurate with the increase in sales volume of $0.6 million, (c) an increase in professional fees of $1.1 million related primarily to higher audit fees and (d) compliance with the requirements of the Sarbanes Oxley Act, partially offset by decreased stock compensation expense of $2.5 million. We will continue to monitor and control our sales, general and administrative expenses.
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
Provision for Income Taxes
Provision for income taxes of $1.0 million was recorded for the three months ended September 30, 2005 compared to $0.6 million recorded for the three months ended September 30, 2004, primarily as a result of profitable operations in foreign jurisdictions where we were subject to tax.
Stock-Based Compensation Expense Computed in Accordance with SFAS 123
In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the fiscal years 2004 and 2005, and all quarters of fiscal 2005, computed as if we had valued stock-based awards to employees using the fair value based method instead of the intrinsic value as provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma information illustrations for the stated periods:

RECONCILIATION OF FAS 123 STOCK-BASED COMPENSATION EXPENSE FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss) — as reported	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)
Add: stock-based employee compensation included in reported net income (loss), net of related tax benefit	9,514	20,986	30,500	606	16,217	16,823
Less: stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(4,089)	(3,672)	(7,761)	(2,472)	(3,110)	(5,582)

Pro forma net income (loss)	$(5,110)	$(2,335)	$(7,445)	$8,512	$(2,076)	$6,436

Basic net income (loss) per share:
As reported	$(0.22)	$(0.42)	$(0.64)	$0.23	$(0.34)	$(0.11)

Pro forma	$(0.11)	$(0.05)	$(0.16)	$0.19	$(0.05)	$0.14

Diluted net income (loss) per share:
As reported	$(0.22)	$(0.42)	$(0.64)	$0.21	$(0.32)	$(0.11)

Pro forma	$(0.11)	$(0.05)	$(0.16)	$0.17	$(0.04)	$0.13

Basic shares	47,418	—	47,418	44,698	—	44,698
Diluted shares	47,418	—	47,418	50,022	(747)	49,275
RECONCILIATION OF FAS 123 STOCK-BASED COMPENSATION EXPENSE FOR INTERIM PERIODS OF FISCAL 2005

	September 30, 2004			December 31, 2004			March 31, 2005			June 30, 2005
(in thousands except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss) — as reported	$1,381	$(5,454)	$(4,073)	$(546)	$(6,974)	$(7,520)	$(4,515)	$(7,969)	$(12,484)	$(6,855)	$748	$(6,107)
Add: stock-based employee compensation included in reported net income (loss), net of related tax benefit	216	6,142	6,358	721	7,362	8,083	820	8,237	9,057	7,757	(755)	7,002
Less: stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(728)	(1,227)	(1,955)	(895)	(739)	(1,634)	(1,247)	(789)	(2,036)	(1,219)	(917)	(2,136)

Pro forma net income (loss)	$869	$(539)	$330	$(720)	$(351)	$(1,071)	$(4,942)	$(521)	$(5,463)	$(317)	$(924)	$(1,241)

Basic net income (loss) per share:
As reported	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.15)	$(0.16)	$(0.10)	$(0.18)	$(0.28)	$(0.13)	$0.01	$(0.12)

Pro forma	$0.02	$(0.01)	$0.01	$(0.02)	$—	$(0.02)	$(0.11)	$(0.01)	$(0.12)	$(0.01)	$(0.01)	$(0.02)

Diluted net income (loss) per share:
As reported	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.15)	$(0.16)	$(0.10)	$(0.18)	$(0.28)	$(0.13)	$0.01	$(0.12)

Pro forma	$0.02	$(0.01)	$0.01	$(0.02)	$—	$(0.02)	$(0.11)	$(0.01)	$(0.12)	$(0.01)	$(0.01)	$(0.02)

Basic shares	45,828	—	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100
Diluted shares	50,834	34	50,868	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

(In millions)	June 30, 2006	June 30, 2005
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$103.0	$37.6
Short-term investments	49.6	54.6

Total	$152.6	$92.2

Our primary cash inflows and outflows for fiscal years 2006, 2005 and 2004 were as follows:

	Years Ended June 30,
(In millions)	2006	2005	2004
Net cash flow provided by (used in):
Operating activities	$60.8	$9.3	$3.1
Investing activities	(5.4)	(8.1)	18.9
Financing activities	10.0	3.9	5.4

Net increase in cash and cash equivalents	$65.4	$5.1	$27.4

Operating Activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2006 compared to fiscal 2005, the largest contributing factors to the significant increase in cash provided by operating activities were due to higher net income (net income in fiscal 2006 versus net loss in fiscal 2005), increases in accounts payable and accrued expenses, partially offset by an increase in inventories. For fiscal 2005 compared to fiscal 2004, the majority of the increase in cash provided by operating activities was from increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable balances and higher net loss (net loss in fiscal 2005 versus net income in fiscal 2004). Fiscal years 2006, 2005 and 2004 included stock-based compensation charges of approximately $13.2 million, $30.5 million and $16.8 million, respectively.
During fiscal 2006, accounts payable increased due to increases in inventories and cost of revenues, which related to increased revenues. Accrued expenses increased primarily due to accrued commissions and bonuses largely relating to our increased revenues and to an increase in accrued stock option exercise proceeds due to an increase in employee stock option exercises in fiscal 2006. Inventories increased primarily due to anticipated customer demands. During fiscal 2005, accounts payable increased due primarily to increased volume of business with vendors and timing of payments. Accrued expenses increased due primarily to accrued purchase cost allocation due to the TTI minority interest buy-back. Accounts receivable increased due to the increased volume of business in particular with certain large OEM customers who typically receive credit terms.
Investing Activities
During fiscal 2006, $5.4 million was used in investing activities, of which $1.5 million was used for the purchase of minority investments in three privately-held companies, $2.6 million was used for the purchase of property and equipment and $0.9 million was used primarily for the purchase of engineering software licenses. During fiscal 2005, $8.1 million was used in investing activities, of which $6.1 million was used for the purchase of a portion of our TTI subsidiary’s stock. In addition, $1.0 million was used in the purchase of property and equipment and another $1.0 million was invested in a privately held company located in Taiwan specializing in television demodulation technology. Cash provided by investing activities in fiscal 2004 was $18.9 million, primarily due to cash proceeds of

$9.2 million received from the sale of short-term investments and $8.4 million received from the sale of our graphics division.
Financing Activities
During fiscal 2006, $10.0 million of net cash was provided by financing activities, of which $8.3 million related to cash proceeds from the exercise of employee stock options. In addition, cash proceeds of $1.7 million were provided by financing activities relating to an excess tax benefit from stock-based compensation. During fiscal 2005, we received proceeds of $3.9 million from the exercise of employee stock options in Trident and TTI. During fiscal 2004, we received cash proceeds of $5.3 million from stock option exercises.
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.
Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.7	$1.4	$1.1	$—	$4.2
Building construction contract (2)	18.0	—	—	—	18.0
Purchase obligations (3)	17.5	0.3	—	—	17.8

Total	$37.2	$1.7	$1.1	$—	$40.0

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of June 30, 2006.

(2)	We are currently constructing a new research and development building in Shanghai, China, which we expect to be completed during the first quarter of fiscal 2008.

(3)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock options practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Intellectual Property Litigation
Trident was sued by MIPS Technologies, Inc. in federal court in the Northern District of California for patent infringement, trademark infringement and unfair competition. The case was filed on December 1, 2006 as MIPS Technologies, Inc. v. Trident Microsystems, Inc., Civ. No. 3:06-CV-07377-MMC. The parties reached a confidential business resolution and the case was dismissed with prejudice on April 5, 2007.
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, our consolidated financial position, results of operations, or cash flows.
Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our historical stock option grant practices and related issues and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, investigations from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
Nasdaq Proceedings
As a result of the delayed filing of our periodic reports with the SEC, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to our failure to hold an annual meeting of stockholders during fiscal 2007. We requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. We appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending further action by the Listing Council.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend our securities from trading pending its further consideration.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
Upon the filing of this report and the future filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe we will have returned to full compliance with our SEC reporting requirements and Nasdaq listing requirements, other than the requirement to hold an annual meeting. However, if the Nasdaq Board of Directors denies our request for an extension, our stock will be delisted from the Nasdaq Global Market. In addition, if the Listing Panel does not grant us an extension within which to hold our annual meeting of stockholders, we could be in further violation of our listing requirements, resulting in delisting of our stock. If our stock is delisted, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the Nasdaq Global Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation described above under Item 3 “Legal Proceedings.” The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. At this time, we are unable to assess whether the sum of indemnification obligations incurred that are not or may not be recovered will render the net value of such indemnification obligations material.
In connection with certain agreements that we have executed in the past, we have on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our consolidated financial statements for such indemnifications.
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business in which a customer or other third party may assert a right to indemnification. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any such pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.
Off-Balance Sheet Arrangements
None

Recent Accounting Pronouncements
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The provisions of SAB No. 108 are effective for our fiscal years beginning July 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our fiscal years beginning July 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations or cash flows.
In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for our fiscal years beginning July 1, 2007. We are evaluating the impact of the provisions of this interpretation on our consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or a change in accounting principle through retrospective application to all prior periods. Early adoption is permitted. We early adopted EITF 06-02 in the first quarter of fiscal 2007 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our first quarter of fiscal year 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan and China. The functional currency of all our operations is the U.S. dollar. Although some expenses are incurred in local currencies by our Taiwan and China operations, substantially all of our transactions are made in U.S. dollars. Therefore, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. Since we have a research and development facility in Shanghai, China and sales offices in Beijing and Shenzhen, China, our operating expenses may increase in the future due to the continued appreciation of China’s currency, Renminbi compared to the U.S. dollar.
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2006, approximately $103.0 million of our investments mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in a foreign technology company and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which this company participates. As of June 30, 2006, we had available-for-sale equity investments with a fair market value of $49.6 million relating to shares of UMC common stock. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately held companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of June 30, 2006, the balance of our long-term equity investments in privately held companies was approximately $3.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended June 30, 2006	2006	2005	2004
(In thousands, except per share data)		(As Restated)(1)	(As Restated)(1)
Revenues	$171,442	$69,011	$52,551
Cost of revenues (2)	83,061	32,562	23,758

Gross profit	88,381	36,449	28,793
Operating expenses:
Research and development (2)	33,809	37,295	19,617
Selling, general and administrative (2)	26,178	23,870	21,083
In-process research and development	—	5,171	—

Total operating expenses	59,987	66,336	40,700

Income (loss) from operations	28,394	(29,887)	(11,907)
Interest income	2,293	546	158
Gain (loss) on investments, net	(560)	330	10,584
Other income (expense), net	547	95	(262)
Minority interests in subsidiaries	—	158	(674)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	30,674	(28,758)	(2,101)
Provision for income taxes	6,317	1,426	2,704

Income (loss) before cumulative effect of change in accounting principle	24,357	(30,184)	(4,805)
Cumulative effect of change in accounting principle, net of tax	1,819	—	—

Net income (loss)	$26,176	$(30,184)	$(4,805)

Net income (loss) per share - basic:
Income (loss) before change in accounting principle	0.45	(0.64)	(0.11)
Cumulative effect of change in accounting principle	0.03	—	—

Net income (loss) per share - basic	0.48	(0.64)	(0.11)

Net income (loss) per share - diluted:
Income (loss) before change in accounting principle	0.39	(0.64)	(0.11)
Cumulative effect of change in accounting principle	0.03	—	—

Net income (loss) per share - diluted	$0.42	$(0.64)	$(0.11)

Shares used in computing basic per share amounts	54,822	47,418	44,698

Shares used in computing diluted per share amounts	62,526	47,418	44,698

(1)	See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings.”

(2)	Effective July 1, 2005, we adopted SFAS 123(R), Share-Based Payments and used the modified prospective method to value our stock-based payments. Accordingly, for the fiscal year ended June 30, 2006, stock-based compensation was accounted under SFAS 123(R), while for the years ended June 30, 2005 and 2004, stock-based compensation was accounted under APB 25, Accounting for Stock Issued to Employees.
The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005	2006	2005
(In thousands, except par values)		(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$103,046	$37,598
Investments	49,612	54,555
Accounts receivable, net of allowance for sales return of $1,475 and $413 in 2006 and 2005, respectively	4,278	6,317
Inventories	14,641	2,735
Prepaid expenses and other current assets	5,037	2,307
Deferred income tax assets	622	107

Total current assets	177,236	103,619
Property and equipment, net	3,451	2,154
Intangible assets, net	19,190	24,621
Other assets	6,366	4,597
Deferred income tax assets	947	—

Total assets	$207,190	$134,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,472	$6,678
Accrued expenses	21,332	10,134
Income taxes payable	11,125	5,181

Total current liabilities	51,929	21,993
Deferred income tax liabilities	1,604	3,668
Minority interest in subsidiary	—	10

Total liabilities	53,533	25,671

Commitments and contingencies (Notes 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 and 60,000 shares authorized; 57,206 and 51,840 shares issued and outstanding at June 30, 2006 and 2005, respectively	57	52
Additional paid-in capital	162,801	164,610
Deferred stock-based compensation	—	(23,187)
Accumulated deficit	(11,320)	(37,496)
Accumulated other comprehensive income	2,119	5,341

Total stockholders’ equity	153,657	109,320

Total liabilities and stockholders’ equity	$207,190	$134,991

(1)	See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended June 30, 2006	2006	2005	2004
(In thousands)		(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income (loss)	$26,176	$(30,184)	$(4,805)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	(1,819)	—	—
Stock-based compensation expense	13,183	30,500	16,823
Excess tax benefit from stock-based compensation	(1,742)	—	—
Depreciation and amortization	1,230	1,010	1,073
Loss on disposal of property and equipment	106	253	460
Provision for sales returns	1,062	113	(309)
(Gain) loss on investments, net	560	(331)	(10,584)
Amortization of intangible assets	5,469	1,155	—
Minority interests in subsidiaries	—	(158)	1,065
In-process research and development	—	5,171	—
Deferred income taxes, net	(1,378)	—	—
Changes in assets and liabilities:
Accounts receivable	976	(3,994)	2,211
Inventories	(11,906)	368	(419)
Prepaid expenses and other current assets	(2,728)	(1,221)	(353)
Accounts payable	12,795	3,213	(4,794)
Accrued expenses	11,553	2,581	79
Income taxes payable	7,259	818	2,680

Net cash provided by operating activities	60,796	9,294	3,127

Cash flows from investing activities:
Purchases of property and equipment	(2,633)	(1,045)	(1,116)
Purchases of investments	(1,492)	(1,012)	(90)
Proceeds from sale of investments, net of transaction cost	—	22	9,195
Purchase of minority interests in subsidiary	(61)	(6,145)	—
Proceeds from sale of minority interests in subsidiaries	—	877	2,750
Other assets	(1,189)	(824)	(240)
Proceeds from sale of graphics division, net of transaction cost	—	—	8,427

Net cash provided by (used in) investing activities	(5,375)	(8,127)	18,926

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,285	3,253	5,350
Excess tax benefit from stock-based compensation	1,742	—	—
Proceeds from exercise of TTI options	—	690	—

Net cash provided by financing activities	10,027	3,943	5,350

Net increase in cash and cash equivalents	65,448	5,110	27,403
Cash and cash equivalents at beginning of year	37,598	32,488	5,085

Cash and cash equivalents at end of year	$103,046	$37,598	$32,488

Supplemental disclosure of cash flow information:
Trident Microsystems, Inc. common stock issued in connection with the purchase of TTI minority interests	$—	$31,146	$—

Cash paid for income taxes	$44	$553	$—

(1)	See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Retained (1)	Accumulated
			Additional (1)	Deferred (1)	Earnings	Other	Total
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balance at June 30, 2003 (as reported)	41,982	$42	$39,758	—	$14,581	$(2,221)	$52,160
Adjustments to opening stockholders’ equity	—	—	26,626	(9,548)	(17,078)	—	—

Balance at June 30, 2003 (as restated)	41,982	42	66,384	(9,548)	(2,497)	(2,221)	52,160
Net income	—	—	—	—	(4,805)	—	(4,805)
Unrealized gain on investments, net of tax	—	—	—	—	—	6,108	6,108

Comprehensive income							1,303

Issuance of common stock, net	3,780	4	5,356	—	(10)	—	5,350
Deferred stock-based compensation	—	—	30,128	(30,128)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	16,823	—	—	16,823

Balance at June 30, 2004 (as restated)	45,762	46	101,868	(22,853)	(7,312)	3,887	75,636
Net loss	—	—	—	—	(30,184)	—	(30,184)
Unrealized gain on investments, net of tax	—	—	—	—	—	1,454	1,454

Comprehensive loss							(28,730)

Stock compensation expense related to minority interest	—	—	(2,485)				(2,485)
Issuance of common stock	6,078	6	34,393			—	34,399
Deferred stock-based compensation	—	—	30,834	(30,834)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	30,500	—	—	30,500

Balance at June 30, 2005 (as restated)	51,840	52	164,610	(23,187)	(37,496)	5,341	109,320
Net income	—	—	—	—	26,176	—	26,176
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	(23,187)	23,187	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	—	(3,222)	(3,222)

Comprehensive income							22,954

Issuance of common stock	5,366	5	8,272	—	—	—	8,277
Excess tax benefit from stock-based compensation	—	—	1,742	—	—	—	1,742
Cumulative effect of change in accounting principle, net of tax	—	—	(1,819)	—	—	—	(1,819)
Stock-based compensation expense	—	—	13,183	—	—	—	13,183

Balance at June 30, 2006	57,206	$57	$162,801	—	$(11,320)	$2,119	$153,657

(1)	See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the desktop and notebook personal computer (“PC”) market and consumer television market.
In 2005, the Company acquired approximately 20% of the minority equity interest in its subsidiary, Trident Technologies, Inc. (“TTI”). The Company’s digital media operations were primarily conducted by the Trident’s subsidiary, TTI, before the acquisition of the minority equity interest. See Note 14, “Business Combination,” to the Consolidated Financial Statements for more information on the transaction. On August 21, 2006, the plan to liquidate TTI was approved by the Company’s Board of Directors and TTI is in the process of being dissolved.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include those of Trident and its subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.
Foreign Currency Transactions
Trident uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Sales and purchase transactions are generally denominated in U.S. dollars. Accordingly, gains and losses from foreign currency transactions are included in “Other income (expenses), net” in the Consolidated Statements of Operations. The aggregate foreign currency exchange net gains or losses were not material for each period presented.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments in money market accounts and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Investments
The Company’s investments comprise publicly traded equity securities. At June 30, 2006 and 2005, the Company’s investments were classified as available-for-sale. These investments are recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive income (loss), net of tax. The average method is used to determine the cost basis of publicly traded equity securities disposed of.
The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, economic outlook of the relevant industry sector and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
The Company also has investments in privately held companies. These investments are included in “Other assets” in the Consolidated Balance Sheets and are primarily carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
Concentrations of Credit Risk and Other Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.
The Company relies principally upon one third-party foundry to manufacture its products in wafer form, and other contract manufacturers for assembly and testing of its products. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. If this supplier fails to deliver the Company’s purchases on schedule, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if the Company has to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.
Inventories
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title and risk of loss transfer to the customer. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease terms. When assets are retired or

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income (loss) from operations.
Long-lived Assets
The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in fiscal years 2006, 2005 or 2004.
Intangible Assets
The Company accounts for acquired intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Acquired intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The Company assesses the technological feasibility of acquired in-process research and development projects and determines the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses, a portion of the allocated purchase price to in-process research and development is immediately expensed in the period the acquisition is completed. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete.
Revenue Recognition
The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company uses either a binding purchase order or a contractual agreement as persuasive evidence of an arrangement. For sales to end user customers, the Company considers delivery to occur upon product shipment provided that title and risk of loss have passed to the customer. For sales to distributors, recognition of revenues and related cost of revenues are deferred until the distributors resell the product. At the time revenue is recognized, the Company assesses whether the arrangement fee is fixed or determinable and whether collection of the accounts receivable is reasonably assured.
A significant amount of the Company’s revenues was generated through its distributors. During the years ended June 30, 2006, 2005 and 2004, approximately 51%, 38% and 10%, respectively, of revenues were recognized upon sales through distributors. Sales to distributors, which may be subject to rights of return and price protection, are deferred and recognized when these rights or expectations expire upon sale and shipment to the end user customers.
The Company records estimated reductions to revenue for customer incentive offerings in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. The Company accounts for rebates in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, the Company accrues for 100% of the potential rebates and does not apply a breakage factor. Unclaimed rebates, which historically have not been significant, are reversed to revenue upon expiration of the rebate.
The Company also records a reduction to revenue by establishing a sales return allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, the Company may determine that additional sales return allowances are required to properly reflect its estimated exposure for product returns.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-based Compensation
Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the year ended June 30, 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in July 1, 2005 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123 for fiscal years 2005 and 2004. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 10 of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).
In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards,” as of June 30, 2006, the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R). The Company has also elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.
Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenues.
Research and Development
To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees and tape-out expenses.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Software Development Costs
Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. The costs to develop software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
Cumulative Effect of Change in Accounting Principle
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax for the year ended June 30, 2006, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
Accumulated Other Comprehensive Income (Loss)
The unrealized gains and losses on investments are comprehensive income items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income (loss).”
Reclassifications
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss.
Critical Accounting Policies and Estimates Applied to the Restatement of Trident’s Consolidated Financial Statements
In calculating the amount of incremental stock-based compensation expense to record, the Company had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. The interpretations and assumptions the Company made and the conclusions it has drawn could be disputed by others. These risks increase where there was incomplete documentation of particular grants. Where the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company had incomplete documentation, the Company considered the guidance provided by the SEC, and used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred.
Recent Accounting Pronouncements
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this interpretation on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or a change in accounting principle through retrospective application to all prior periods. Early adoption is permitted. The Company early-adopted EITF 06-02 in the first quarter of fiscal 2007 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position, results of operations or cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY    FINDINGS
Special Committee Investigation of Historical Stock Option Grant Practices and Related Issues
The Company recently completed an independent investigation into its historical stock option grant practices and related issues. This investigation was conducted by a Special Committee of the Company’s Board of Directors. In response to a Wall Street Journal article that questioned the stock option practices at Trident and several other companies, published on May 22, 2006, the Board of Directors initiated a preliminary internal review, conducted by its outside legal counsel, into its historical stock option grant practices and related issues. Based upon the preliminary findings of that review, the Board of Directors determined that it was appropriate to conduct a formal and independent investigation of the Company’s historical stock option grant practices and related issues, and on May 26, 2006, formed a Special Committee of the Board of Directors with responsibility for the independent investigation. On June 8, 2006 and June 16, 2006, the Company received grand jury subpoenas from the U.S. Attorney for the Southern District of New York and the Northern District of California, respectively, and the Company received a written request from the SEC on June 21, 2006, requesting information concerning the Company’s historical stock option grant practices and related issues. The grand jury subpoena from the U.S. Attorney for the Southern District of New York was subsequently withdrawn.
The investigation was conducted by the Special Committee with the assistance of independent legal counsel and forensic accountants retained by such legal counsel. Throughout the investigation, the Special Committee’s advisers reported directly to the Special Committee. The Special Committee is composed of two independent directors who have not previously served as members of the Compensation Committee, one of whom was newly appointed to the Board of Directors on July 6, 2006 and currently serves as Chairman of the Audit Committee.
Findings
As a result of the investigation and reporting to its Board of Directors, the Board of Directors of the Company determined that the Company used incorrect measurement dates with respect to more than half of the stock options granted during the date of our initial public offering in December 1992 through June 2006 (the “Review Period”). Accordingly, based on information obtained from the Special Committee and additional work conducted by the Company and its advisors, the Company is revising the measurement dates for approximately 57% of the grants made during the Review Period, representing options to acquire approximately 38 million shares. In addition, the Company identified modifications of certain stock options that increased or decreased the number of shares, and these modifications should have been accounted for by applying variable accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. As a result, revised measurement dates and variable accounting, where applicable, were applied to the affected option grants and the Company has recorded a total of approximately $33.8 million in additional pre-tax, non-cash, stock-based compensation expense for the years 1993 through 2005 and approximately $3.1 million for fiscal 2006.
During the course of the investigation, the Company also adjusted its accounting for all of the options granted by its Taiwanese subsidiary, Trident Technologies, Inc. (“TTI”), and by its Chinese subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (“TMT”), that should have been accounted for by applying variable accounting as required by the provisions of FIN 44 and the provisions of Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, either because the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares, or the option was modified. The application of FIN 44 and EITF 00-23 resulted in additional compensation expense totaling approximately $24.1 million. The additional expense resulting from the application of EITF 00-23 did not stem from inappropriate stock option administration practices, however, the Company identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
After related income tax adjustments and minority interest, the restatement resulted in total adjustments of approximately $51.9 million for the years 1993 through 2005 and approximately $3.9 million for fiscal 2006. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years. Upon the adoption of SFAS 123(R) in the year ended June 30, 2006 the Company recorded an additional $1.6 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Details of Stock Option Investigation and Restatement
The restatement of the Company’s historical financial statements included in this Report include adjustments arising from information obtained in the Special Committee’s investigation and the Company’s internal review of its historical stock option grant practices and related issues. As part of its review, the Company evaluated the findings of the Special Committee and the evidence that it provided to the Company in helping the Company determine measurement dates and the related accounting impact. The Board of Directors of the Company agreed with the Special Committee’s finding that the Company previously used incorrect measurement dates with respect to more than half of the stock options granted during the Review Period. The Board of Directors further concluded that a practice existed of selecting grant dates and exercise prices with the benefit of hindsight, and on dates when its closing stock price had been at or near an absolute low for the quarter. In these instances, the option exercise price was not the market price of the common shares on the actual grant date of the option, but instead was a lower market price corresponding to an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee, the identity of the employee, and the exercise price—is the correct measurement date to determine the market price of the option shares under APB 25 and its related interpretations.
Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission, the Company organized the option grants into categories based on the grant type and the process by which the grant was approved and finalized. The Company reviewed evidence developed through the Special Committee’s investigation related to each grant, and, based upon the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for every grant within each category, whether the measurement date required adjustment. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in additional non-cash stock-based compensation expense, net of related tax effects and additional paid-in capital.
During the Review Period, authority to grant options in amounts not to exceed 90,000 shares (as adjusted for the Company’s stock splits) to any individual non-officer employee was delegated by the Board of Directors to the Chief Executive Officer, and most grants were awarded under his supervision. Grants in excess of these limits, and grants to executive officers or members of the Board of Directors, required the approval of the Compensation Committee, which was generally obtained in the form of a unanimous written consent of the members of the Compensation Committee, or of the Board of Directors. Grants to members of the Board of Directors were made either by the Board of Directors or pursuant to the self-executing provisions of the Company’s 1994 Director Stock Option Plan.
The grants giving rise to the additional non-cash stock-based compensation expense, exclusive of any tax effects, are categorized and summarized below:
•	New Hire Grants. During the Review Period, the Company granted options to purchase a total of 14.2 million shares to newly-hired employees or newly-retained consultants. During the Review Period, the Company’s prior internal practice for the grant of options to newly-hired employees was to grant options with an exercise price set at the lower of the closing price of the Company’s common stock on the date of the letter extending the offer of employment, or the date the person commenced employment. Even when consistently followed, this practice had accounting consequences that were not correctly reflected in the Company’s accounting records, as it resulted in the grant of some stock options using a grant date that was prior to the date that an employee started

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
working for us. However, the Company did not consistently follow this practice. The Company determined that, in numerous cases, offer letters were prepared and dated with a date that did not correspond to the date on which an offer was initially made or the date on which the letter was signed or sent to the prospective employee. Some offer letters were dated with the benefit of hindsight, so that the dates of such letters corresponded to dates on which the Company’s stock closed at favorable prices. The Company also determined that certain offer letters were prepared with a date chosen to allow the grant of options from our 1996 Stock Option Plan, which at the time of preparing the letters was believed to have expired, although in fact the 1996 Stock Option Plan had not expired. The 1996 Stock Option Plan was terminated on June 19, 2007. As to options to newly-hired employees that required the approval of the Compensation Committee, such grants were typically approved by unanimous written consents and generally the Company could not locate documents that demonstrated contemporaneous approval by the members of the Compensation Committee on the date used as the effective date for the unanimous written consent approving such grant. The Company also identified instances in which it provided new hires with grants that were recorded as of the date of a favorable price in the Company’s stock after their employment began rather than the date of their offer letter or commencement of employment. The Company also concluded that it did not properly account for all grants to consultants or for later modifications to grants made to certain newly-hired employees.

Due to the errors described above, the Company modified measurement dates with respect to grants of options to purchase approximately 9.7 million shares, or 68% of all new hire grants made during the Review Period, which resulted in additional cumulative stock-based compensation expense of approximately $4.6 million through June 30, 2006. Of this amount, approximately $1.3 million related to grants made to 16 non-employee consultants, including grants of options to purchase TTI stock, which were subsequently converted into options for Trident’s common stock described below, that also had not originally been accounted for as grants to consultants requiring the fair values of grants to these consultants be remeasured at each reporting date until vested or forfeited.

•	Grants to Executive Officers Approved By the Compensation Committee or Board of Directors, and to Directors Approved by the Board of Directors. Options to purchase a total of 10.5 million shares were granted to executive officers and directors during the Review Period. During the Review Period, stock option grants to the Company’s officers were approved by the Compensation Committee or the Board of Directors, and stock option grants to the Company’s directors were approved by the Board of Directors. Prior to 2001, these grants were typically approved by unanimous written consent of the members of the Compensation Committee or Board of Directors rather than at a meeting in person or by telephone conference call. Some of these written consents were deemed “effective as of” a date earlier than when the consents were sent to or signed by the directors. Generally, with respect to most grants made by unanimous written consent, documents were not located that demonstrated contemporaneous approval by the directors on the date used as the effective date. The Company found evidence that the unanimous written consents approving some grants were made effective as of dates prior to the actual date that such consents were fully signed. In some cases the deemed effective dates represented the date of a relatively low closing price of the Company’s common stock, and although the evidence did not show a consistent practice such as that described below concerning its periodic grants to non-officer employees, the evidence suggests that the effective date on some written consents was chosen in order to obtain a favorable exercise price for the grants.

Generally, after 2001, stock option grants to the Company’s officers and directors were typically approved at in-person or telephonic meetings of the Compensation Committee or the Board of Directors. The Company did not modify the measurement date of most grants made at meetings of the Compensation Committee or Board of Directors. In one instance, however, the Company determined that it had used incorrect measurement dates in connection with stock option grants to executive officers approved at an “in person” meeting and a subsequent telephonic meeting of the Compensation Committee in 1997. The evidence relating to this grant suggests that final approval of the grants was obtained at a date later than the date of the meeting at which the grants were recorded as having been approved.

We also found that approximately 1.8 million shares (of the total 10.5 million shares) granted on repricings on July 14, 1993 and July 25, 1996 were remeasured to a later date based upon approval by the Chief Executive Officer or fax confirmation if approval by the Board of Directors. This comprised $0.8 million of the expense in the Officers and Directors category.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As a result of these findings relating to grants made to the Company’s executive officers and directors, the Company modified measurement dates of option grants to executive officers to purchase approximately 7 million shares approved by the Compensation Committee or the Board of Directors, representing approximately 67% of all grants to executive officers during the Review Period. This modification to the measurement dates resulted in the recognition of additional stock-based compensation expense of approximately $5.3 million through June 30, 2006.

The Company determined that certain technical errors were made in the accounting for stock option grants made to four directors in October 1998 as well as one grant to a newly appointed director in January 1999, resulting in additional compensation expense of approximately $81,000. Other than these grants to these five directors, the Company did not modify the measurement dates of any option grants to non-employee members of its Board of Directors.

•	Periodic Grants to Non-Officer Employees. Options to purchase a total of 16.4 million shares were granted to non-officer employees during the Review Period, often in connection with an annual review process. The Special Committee found evidence that the administration of stock option grants to the Company’s employees in the United States and in the Company’s foreign subsidiaries was conducted under the direction and supervision of the Company’s Chief Executive Officer. Periodic grants to non-officer employees were approved by the Company’s former Chief Executive Officer pursuant to his delegated authority to the extent each individual grant did not exceed 90,000 shares. The contemporaneous evidence available regarding when the grants were determined and when the allocations to specific employees were finalized did not support the recorded measurement dates with respect to nearly all of these grants made during the Review Period. The Special Committee also found evidence that the Company had a pervasive practice of selecting grant dates and exercise prices with the benefit of hindsight, using dates when the Company’s closing stock price had been at or near an absolute low for a quarter. Grants frequently occurred at favorable prices, particularly in the period between 1996 and 2000 and in certain dates during 2003 and 2004. For example, during the period between 1996 and 2000, the Company made grants to non-officer employees at one of the lowest three prices for the Company’s stock in 18 out of 20 quarters.

As a result of the investigation, the Special Committee found evidence that in connection with periodic or annual grants to existing non-officer employees, “pools” of shares had been set aside and recorded as stock options granted to employees on a specific date. The administration of these “pools” was conducted under the supervision of the Company’s former Chief Executive Officer. Often, the number of shares comprising each individual option grant and the actual allocation of each grant to specific individuals was not determined until months after the recorded grant date and in some instances a couple of years after the recorded grant date. Shares from some “pools” were allocated and granted to employees over extended periods, but reflected the original recorded grant date, and in some cases the total number of shares comprising the “pool” was later modified. In order to reflect these “pools” in the Company’s records, grants were initially recorded in the names of current employees who had not yet been granted options or in amounts greater than the amounts eventually allocated to these employees. These initial entries were modified or deleted when the options were later granted to other employees, with the later grants made at the original grant date and exercise price. The Special Committee also found evidence to indicate that grant documents were sometimes modified to remove indications that the grant date, recipient, or the amount of shares had not been finalized as of the date that was used for purposes of the Company’s records. In the course of the investigation, the Special Committee also found evidence to suggest that at times false or inaccurate information concerning the Company’s stock option grants was provided to its auditors.

Separately, before April 30, 1996, the equity award program that the Company used did not have a feature that allowed it to accurately track record added dates, and thus, entry dates were not available for grants made before this date. To the extent that the Company used a date other than the date on which information about a grant was initially entered into the database, a new measurement date was determined by examining all of the facts and circumstances surrounding the grant to identify or estimate the most likely date on which the requirements of APB 25 were met. As a result, the Company has revised the measurement dates for options to purchase approximately 1.5 million shares that had been granted at low prices between December 1992 and April 1996. For these grants the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company established a new measurement date by selecting the highest price between the original grant date and the end of the quarter in which the original grant date occurred. This resulted in $1.3 million of additional stock-based compensation expense being recorded. The Company also adjusted the measurement date for options to purchase approximately 1.3 million shares from pre-April 1996 grants to the signature date on the grant, which resulted in an additional $0.7 million expense being recorded.

After reviewing information connected with the periodic grants described above, the Company determined that the recorded grant date for nearly all grants in this category should be modified, resulting in the adjustment of the measurement dates for grants of options to purchase of approximately 16.4 million shares, representing approximately 99% of grants made to existing non-officer employees during the Review Period. This resulted in additional stock-based compensation expense of $13.3 million.

•	Grants by the Company’s Taiwanese and Chinese Subsidiaries. In 1999, the Company’s Taiwanese subsidiary, Trident Technologies, Inc., or TTI set up a stock purchase plan, structured in a fashion similar to a United States-styled stock option plan. In 2000, the Company’s Chinese subsidiary Trident Multimedia Technologies (Shanghai) Co., Ltd., or TMT, set up a stock option plan. Because the TMT option agreements contained repurchase clauses, variable accounting should have been applied. In addition, employees with unvested TMT options were granted replacement options, to purchase Trident stock and TTI stock within 6 months of cancellation of their TMT options. Under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44, these options are deemed to have been issued in exchange for cancellation of TMT option shares. In June 2003, TTI was recapitalized, and stock purchase plan participants were given the opportunity to either fully purchase their vested TTI shares or sell them back. Employees with an aggregate of 0.3 million unvested stock purchase plan shares were granted warrants, referred to below as options, to purchase TTI stock within six months of cancellation of their TTI stock purchase plan shares. These options are deemed to have been issued in exchange for cancellation of the stock purchase plan shares. As a result, under FIN 44 the Company was required to apply variable accounting in determining the stock based compensation expense attributable to such shares through June 30, 2005.

Between 2003 and 2005, TTI also granted options to purchase approximately 18.5 million shares of its common stock to officers, employees and consultants in connection with the recapitalization of TTI. Approximately 67% of these options were granted in August 2003. During the course of its investigation, the Special Committee reviewed the manner in which these options were granted. The Company reviewed the evidence presented by the Special Committee, and the accounting that had been applied to such options. Options had been granted, contingent upon repurchase clauses included therein, not only to TTI employees, but also to certain employees of the Company and its other subsidiaries. All of the TTI options were subject to variable accounting either because the option was modified, the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares. This resulted in additional compensation expense totaling approximately $23.7 million through June 30, 2006. This accounting error did not stem from inappropriate stock administration practices, however, the Company identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.

In March 2005, the Company acquired the minority interest in TTI, which resulted in its owning approximately 99.9% of the outstanding equity interests in TTI. As part of this acquisition, the Company converted all outstanding options to acquire TTI common stock into options to acquire its common stock, which included options granted to its executive officers, employees, prospective employees and consultants.

The Special Committee also found evidence that, subsequent to the conversion of the TTI options to Trident options in fiscal 2005, previously executed offer letters for a limited number of recently-hired or prospective

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
personnel were altered by modifying references to the terms of TTI option grants to be made to such personnel, including references to the number of option shares granted. These letters were modified to conform to the terms reflected in the final list of TTI options provided to the Compensation Committee in connection with the conversion. The modified letters retained the dates set forth in the original offer letters that were provided to the affected prospective employees.

Based upon additional information obtained in the Special Committee’s investigation, the Company determined that TTI set aside for two former members of its Board of Directors options to acquire up to 80,000 and 60,000 shares of TTI common stock, which represent 32,000 and 24,000 shares of its common stock on an as-converted basis, respectively. Half of those options were exercised prior to conversion for these two directors; however, none of the underlying shares were ever sold, and the Company does not believe that title to the underlying shares was conveyed to either director. These transactions were not disclosed to the Company’s Board of Directors. After reviewing information relating to these grants, the Board of Directors concluded that a conflict of interest may have arisen between Trident and each of such directors, individually, in their capacity as directors. While the Board of Directors did not make any findings of wrongdoing, the independent members of the Board of Directors and each of the two directors concluded that it would be in the best interests of Trident and its stockholders for them to resign from their positions as members of our Board of Directors. Both directors resigned on May 1, 2007.

•	Option Repricings. The Board of Directors approved option repricings on four dates between 1992 and 1998. No modifications to measurement dates or related accounting were necessary for the two repricings that were made in 1998. The Company determined different measurement dates should be used for the two repricings in 1993 and 1996 due to the Company’s failure to obtain all of the necessary paperwork implementing the repricing prior to the originally recorded measurement dates. The cumulative effect of the change in measurement dates related to the 1993 and 1996 repricings through June 30, 2006 was $1.5 million.

•	Modifications of Existing Options and Other Issues. The Special Committee found evidence that the terms of certain outstanding options had been modified at various times between 1993 and 2006 at the direction of the Company’s former Chief Executive Officer. At the time of the modifications, the Company did not make the necessary adjustments in its financial statements to account for these modifications. As a result, the Company is recording additional stock-based compensation expense, before income taxes, of approximately $12.2 million through June 30, 2006. Approximately $7.4 million of this amount results from the application of variable accounting due to the modification of grants to purchase approximately 1 million shares that occurred after December 31, 1998, as required by FIN 44. Approximately $2.4 million was primarily the result of extensions to the exercisability period or accelerated vesting following termination of employment, or the change of status from employee to consultant. The remaining $2.4 million related to cancellation of options granted by TTI and TMT and issuance of new options to purchase Trident’s common stock within six months of such cancellation, resulting in the application of variable accounting.

•	Option Exercises. The Special Committee examined whether cash exercises by officers and employees were properly recorded. Since many of the Company’s option grants were non-qualified stock options, exercise of the option triggers a tax liability on the part of the individual optionee based upon the difference between the exercise price and the fair market value of the Company’s stock on the date of exercise. Cash exercises prior to 1998 often occurred at low prices. In a small number of cases, including one that involved the Company’s former Chief Executive Officer, the Special Committee concluded that the actual exercise date was different than the date recorded in the Company’s equity award database, and may have been chosen, or in certain cases changed, to take advantage of a low market value of the Company’s stock on the date of exercise to decrease the amount of the tax liability. While the individual option holders may have tax liabilities associated with these events, the Company believes that any liability of the Company is immaterial.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Tax Impact of Restatement Items
None of the Company’s officers or directors held stock options which became discounted as a result of the investigation and remeasurement and were subject to the penalties provided for in Internal Revenue Code Section 409A, which provides that stock option with the exercise price below the fair value of the Company's common stock on the date of grant and vesting after December 31, 2004 may subject the option holder to additional taxes. In December 2006, and as permitted under IRS regulations, the Company allowed its US-based non-officer employees who held options as to which we modified the measurement dates to amend such options either (i) to retroactively increase the exercise price on such options that vested in calendar 2005 or calendar 2006, and/or (ii) as to any options that were not exercised through December 31, 2006 and options that would vest in 2007 or beyond, to retain the same exercise price but schedule their exercises under a formal plan specifying the year of exercise. As a result, for approximately 237,000 options as to which the exercise price was increased, employees became obligated to pay the Company an additional $1 million upon exercise of such options. In the third quarter of fiscal 2007, the Company paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.7 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $0.3 million of these bonuses could effectively be repaid to us only if and when the remaining options are exercised. In addition, options to purchase approximately 1 million shares were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A. As a result of the modification, the Company does not expect to incur significant charges to resolve the adverse tax consequences of incorrectly priced stock options.
Section 162(m) of the Internal Revenue Code provides limitations which affect the ultimate realization of tax benefits on non-cash stock-based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the four other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid, is not deductible. In order for the limitation to apply, the executive must still be employed at the end of the year in which the payment occurs. Section 162(m) also provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive’s status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies. The application of Section 162(m) does not have any impact on the Company’s income tax provision for the fiscal years ended June 30, 2006, 2005 or 2004. However, unrecognized net operating loss carryforwards were reduced due to Section 162(m) limitations that arose from stock option exercises by certain executives.
Stock-based compensation expense for non-qualified stock options was assumed to be deductible subject to limitations under Section 162(m) of the Internal Revenue Code and local country law. Stock-based compensation expense for incentive stock options was assumed not to be deductible until the year in which the option was exercised and a disqualifying disposition occurred. In the period a disqualifying disposition occurred the income tax benefit was recognized as a credit to income tax expense to the extent the income tax deduction was equal to or less than the book stock-based compensation expense recorded.
In the restated consolidated financial statements, the Company recorded deferred tax assets for non-cash stock-based compensation expense attributable to non-qualified stock options, which were offset by a corresponding valuation allowance. The deferred tax assets were recognized in accordance with the applicable vesting periods of the non-qualified stock options.
Impact on SFAS 123 Disclosure
As a consequence of the stock option adjustments discussed above, the compensation expense that the Company disclosed in the Company’s footnotes under the fair value method has been restated. The Company previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 and related interpretations through its fiscal year ended June 30, 2005. For SFAS 123 pro forma disclosure purposes, stock-based compensation expense determined under the fair value method was adjusted to include the incremental expense resulted from the modifications to the measurement dates of affected options. As a result, our stock-based compensation expense under the fair value method increased $3.7 million and $3.1 million during the years ended

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2005 and 2004, respectively. Beginning in the Company’s fiscal year ended June 30, 2006, the Company adopted SFAS 123(R). The Company expects to amortize an additional $7.3 million of pre-tax stock-based compensation under SFAS No. 123(R) over the vesting period to reflect the increased fair value of options as a result of the modification of the measurement dates.
Restatements and Impact on the Consolidated Financial Statements
The restatement affected the previously filed financial statements for fiscal years ended June 30, 2005 and 2004, including the corresponding interim periods of fiscal year 2005, and the interim periods ended September 30, 2005, December 31, 2005 and March 31, 2006. The Company has included the stock-based compensation and associated income tax adjustments in the Company’s financial results for the fourth quarter and year ended June 30, 2006. These adjustments did not have any impact on previously reported cash flows from operating, investing, or financing activities for the three years ended June 30, 2006. The Company also recorded additional stock-based compensation expense and associated tax adjustments affecting the Company’s previously-reported financial statements for 1993 through 2003, the effects of which are cumulative adjustments to the additional paid-in capital, deferred stock-based compensation and retained earnings accounts as of June 30, 2003, in the amounts of $26.6 million, $(9.5) million and $(17.1) million, respectively. See the Consolidated Statements of Stockholders’ Equity.
The following table summarizes the additional stock-based compensation expense recorded on an annual basis for the fiscal years ended June 30, 1993 through June 30, 2006 as a result of the investigation into the Company’s historical stock option grant practices and related issues, categorized by each of the six reasons detailed above that led to the determination that additional stock-based compensation should have been recorded (in thousands):
Impact of the Additional Stock-Based Compensation Expense-Related Adjustments on the Consolidated Financial Statements

							Total			Total
						Subsidiary	Pretax	Minority	Income Tax	After Tax
			Periodic	Directors	Option	Option	Compensation	Interest	Expense	Compensation
Fiscal Years Ended June 30,	New Hires	Repricings	Grants	& Officers	Modifications	Accounting	Expense	(Benefit) (1)	(Benefit)	Expense
1993	$—	$—	$1	$220	$—	$—	$221	$—	$(84)	$137
1994	—	107	50	245	—	—	402	—	(133)	269
1995	29	81	328	74	—	—	512	—	(156)	356
1996	126	70	581	123	—	—	900	—	(221)	679
1997	1,252	561	1,142	798	23	—	3,776	—	(1,205)	2,571
1998	1,061	352	1,098	854	—	—	3,365	—	1,133	4,498
1999	809	229	1,035	778	—	—	2,851	—	—	2,851
2000	618	140	1,197	840	3	107	2,905	—	(1,083)	1,822
2001	(53)	(33)	525	800	39	616	1,894	—	(489)	1,405
2002	262	—	793	410	120	107	1,692	—	(565)	1,127
2003	176	—	646	127	368	21	1,338	—	25	1,363

Cumulative 1993-2003 impact	4,280	1,507	7,396	5,269	553	851	19,856	—	(2,778)	17,078
2004	75	—	1,910	—	3,459	10,773	16,217	(1,034)	—	15,183
2005	44	—	1,932	—	7,314	11,696	20,986	(1,337)	—	19,649
2006	160	—	2,102	—	826	809	3,897	—	—	3,897

Total cumulative impact - 1993 - 2006	$4,559	$1,507	$13,340	$5,269	$12,152	$24,129	$60,956	$(2,371)	$(2,778)	$55,807

(1) Includes $124,000 of additional payroll tax expense in fiscal 2004.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of the Company’s historical stock option grant practices and related issues on its previously-reported stock-based compensation expense, and on its stock-based compensation expense for fiscal 2006, on an annual basis:

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
		(In thousands)
Fiscal year ended June 30,
1993	606	221	827
1994	364	402	766
1995	268	512	780
1996	253	900	1,153
1997	—	3,776	3,776
1998	—	3,365	3,365
1999	—	2,851	2,851
2000	—	2,905	2,905
2001	—	1,894	1,894
2002	—	1,692	1,692
2003	105	1,338	1,443
2004	606	16,217	16,823
2005	9,514	20,986	30,500
2006	9,286	3,897	13,183

Total cumulative impact	$21,002	$60,956	$81,958

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously reported consolidated statements of operations for the years ended June 30, 2005 and 2004:
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$69,011	$—	$69,011	$52,551	$—	$52,551
Cost of revenues	32,150	412	32,562	23,674	84	23,758

Gross profit	36,861	(412)	36,449	28,877	(84)	28,793

Operating expenses:
Research and development	26,088	11,207	37,295	11,475	8,142	19,617
Selling, general and administrative	14,503	9,367	23,870	12,968	8,115	21,083
In-process research and development	5,171	—	5,171	—	—	—

Total operating expenses	45,762	20,574	66,336	24,443	16,257	40,700

Income (loss) from operations	(8,901)	(20,986)	(29,887)	4,434	(16,341)	(11,907)
Interest income	546	—	546	158	—	158
Gain on investments, net	330	—	330	10,584	—	10,584
Other income (expense), net	95	—	95	(262)	—	(262)
Minority interests in subsidiaries	(1,179)	1,337	158	(1,832)	1,158	(674)

Income (loss) before income taxes	(9,109)	(19,649)	(28,758)	13,082	(15,183)	(2,101)
Provision for income taxes	1,426	—	1,426	2,704	—	2,704

Net income (loss)	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)

Basic net income (loss) per share	$(0.22)	$(0.42)	$(0.64)	$0.23	$(0.34)	$(0.11)

Diluted net income (loss) per share	$(0.22)	$(0.42)	$(0.64)	$0.21	$(0.32)	$(0.11)

Shares used in computing basic per share amounts	47,418	—	47,418	44,698	—	44,698

Shares used in computing diluted per share amounts	47,418	—	47,418	50,022	(5,324)	44,698

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

Supplemental data

Cost of revenues	—	412	412	—	84	84
Research and development	5,482	13,807	19,289	124	8,471	8,595
Selling, general and administrative	4,032	6,767	10,799	482	7,662	8,144

Total stock-based compensation expense	$9,514	$20,986	$30,500	$606	$16,217	$16,823

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated balance sheet as of June 30, 2005:
RECONCILIATION OF CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005

	June 30, 2005
(In thousands)	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$37,598	$—	$37,598
Investments	54,555	—	54,555
Accounts receivable, net	6,317	—	6,317
Inventories	2,735	—	2,735
Deferred income tax assets	—	107	107
Prepaid expenses and other current assets	2,307	—	2,307

Total current assets	103,512	107	103,619
Property and equipment, net	2,154	—	2,154
Intangible assets, net	24,621	—	24,621
Other assets	4,597	—	4,597

Total assets	$134,884	$107	$134,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,678	—	6,678
Accrued expenses	10,009	125	10,134
Income taxes payable	5,181	—	5,181
Deferred income tax liabilities	3,561	(3,561)	—

Total current liabilities	25,429	(3,436)	21,993
Deferred income tax liabilities	—	3,668	3,668
Minority interests in subsidiary	20	(10)	10

Total liabilities	25,449	222	25,671

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	52	—	52
Additional paid-in capital	125,907	38,466	164,610
Deferred stock-based compensation	(36,280)	13,330	(23,187)
Retained earnings (accumulated deficit)	14,415	(51,911)	(37,496)
Accumulated other comprehensive income	5,341	—	5,341

Total stockholders’ equity	109,435	(115)	109,320

Total liabilities and stockholders’ equity	$134,884	$107	$134,991

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. INVESTMENTS AND RELATED PARTY TRANSACTIONS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock and has subsequently received approximately 43.6 million additional shares as a result of stock dividends. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of June 30, 2006, the Company owned approximately 82.8 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Due to a decrease in the market value of UMC’s stock price from July 1, 2005 to June 30, 2006, a decrease in accumulated other comprehensive income of $3.2 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, Reporting Comprehensive Income. The $3.2 million comprises a $5.3 million decrease in the market value of the Company’s investments in UMC from July 1, 2005 to June 30, 2006, less deferred income taxes of $2.1 million relating to the unrealized loss on investments. During the year ended June 30, 2006, the Company received a cash dividend from UMC in the amount of $246,000, which was recorded in “Other income (expense), net” in the Consolidated Statement of Operations.
The Company has investments in privately held companies. These investments are included in “Other assets” in the Consolidated Balance Sheets and are primarily carried at cost. In July 2006, the Company made a $0.5 million additional investment in Anchor Semiconductor, Inc. (“Anchor”). Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, has also made a concurring $0.5 million investment and serves as a director on Anchor’s Board. The combined ownership in Anchor is less than 10% of the total outstanding shares. The Company’s investment is accounted for under the cost method.
In December 2005, the Company entered into an investment agreement (the “Agreement”) with Parade Technologies, Inc. (“Parade”). In accordance with the Agreement, the Company invested $0.5 million in Parade’s Series A Preferred Stock. In September 2006, Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, also made an $160,000 investment in Parade’s Series A Preferred Stock. The combined ownership in Parade is less than 10% of the total outstanding shares. The Company’s investment is accounted for under the cost method.
In November 2005, the Company entered into an investment agreement with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the investment agreement, the Company invested $0.5 million in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s President, also made an indirect investment in Nanovata’s Series A Preferred Stock. Mr. Lin served as a director on Nanovata’s Board. The combined ownership in Nanovata is 13.6% of the total outstanding shares of Nanovata’s common stock. The Company’s investment is accounted for under the cost method.
In March 2005, the Company made a $1.1 million investment in Afa Technologies, Inc. (“Afa”). In March 2005, Dr. Jung-Herng Chang, the Company’s President, also made a $150,000 indirect investment in Afa’s common stock. The combined ownership in Afa is less than 10% of the total outstanding shares of Afa’s common stock. The Company’s investment is accounted for under the cost method.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. BALANCE SHEET COMPONENTS

	June 30,
(In thousands)	2006	2005
Inventories:
Work in process	$9,566	$1,569
Finished goods	5,075	1,166

Total inventories	$14,641	$2,735

Property and equipment, net:
Machinery, equipment and software	$8,954	$6,574
Furniture and fixtures	1,237	1,723
Leasehold improvements	944	1,057

	11,135	9,354
Accumulated depreciation and amortization	(7,684)	(7,200)

Total property and equipment, net	$3,451	$2,154

Accrued expenses :
Accrued compensation and benefits	$9,633	$3,752
Others	11,699	6,382

Total accrued expenses	$21,332	$10,134

6. INTANGIBLE ASSETS
The carrying values of the Company’s amortized acquired intangible assets as of fiscal years ended June 30, 2006 and 2005 are as follows:

	2006			2005
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$23,694	$(6,249)	$17,445	$23,658	$(1,121)	$22,537
Customer relationships	2,120	(375)	1,745	2,118	(34)	2,084

Total	$25,814	$(6,624)	$19,190	$25,776	$(1,155)	$24,621

Amortization of core and developed technologies is recorded in cost of revenues, and the amortization of customer relationships is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

(In thousands)	2006	2005	2004
Reported as:
Cost of revenues	$5,128	$1,121	$—
Selling, general and administrative	341	34	—

Total	$5,469	$1,155	$—

As of the fiscal year end June 30, 2006, the Company estimates the amortization expense of acquired intangible assets for future periods for fiscal years 2007 through 2011 and thereafter, to be as follows: $6.3 million, $5.6 million, $3.6 million, $2.2 million, $1.2 million and $0.3 million.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company did not have accrued product warranty and related expenses during the years ended June 30, 2005 and 2004 since product issues were minimal. The following table reflects the changes in the Company’s accrued product warranty during the year ended June 30, 2006:

(In thousands)	2006
Accrued product warranty, beginning of fiscal year	$—
Charged to cost of revenues	1,190
Actual product warranty expenditures	(108)

Accrued product warranty, end of fiscal year	$1,082

8. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At June 30, 2006, future minimum lease payments under these non-cancelable operating leases from fiscal years 2007 to 2011 were as follows (in millions): $1.7, $0.8, $0.6, $0.6 and $0.5. Rental expense for the years ended June 30, 2006, 2005 and 2004 was $3.5 million, $2.8 million and $2.5 million, respectively.
Purchase Commitments
At June 30, 2006, the Company had purchase commitments in the amount of $17.8 million which were not included in the consolidated balance sheet at that date. Purchase commitments primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. The Company cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. The Company expects to continue to incur legal fees in

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Intellectual Property Litigation
Trident was sued by MIPS Technologies, Inc. in federal court in the Northern District of California for patent infringement, trademark infringement and unfair competition. The case was filed on December 1, 2006 as MIPS Technologies, Inc. v. Trident Microsystems, Inc., Civ. No. 3:06-CV-07377-MMC. The parties reached a confidential business resolution and the case was dismissed with prejudice on April 5, 2007.
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. While the Company cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on its business, its consolidated financial position, results of operation, or cash flows.
Regulatory Actions
The Department of Justice is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation from the Securities and Exchange Commission on the same issue. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ. In addition, the Company’s 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from the investigation. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business.
Nasdaq Proceedings
As a result of the delayed filing of its periodic reports with the SEC, on October 2, 2006, the Company received a Nasdaq staff determination letter indicating that it had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to its failure to timely file its Annual Report on Form 10-K for fiscal 2006, and that its securities are, therefore, subject to delisting from the Nasdaq Global Market. The Company received and announced three additional Nasdaq staff determination letters with respect to its failure to timely file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to its failure to hold an annual meeting of stockholders during fiscal 2007. The Company requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified the Company that the exception had been granted, and that it would continue to list the Company’s shares on the Nasdaq Global Market, provided that the Company file its Form 10-K for fiscal 2006, its Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. The Company appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend the Company’s securities from trading, pending further action by the Listing Council.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend the Company’s securities from trading pending its further consideration.
The Company has also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, its officers, directors and members of its senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, the Company has directors’ and officers’ liability insurance policies that enable it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. At this time, the Company is unable to assess whether the sum of indemnification obligations incurred that are not or may not be recovered will render the net value of such indemnification obligations material.
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business in which a customer or other third party may assert a right to indemnification. While the Company cannot be certain about the ultimate outcome of any litigation, Company management does not believe any such pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s business.
9. STOCKHOLDERS’ EQUITY
Preferred Shares Rights
On July 24, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (“Agreement”). Pursuant to the Agreement, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right (“Right”) for each share of the Company’s common stock outstanding on August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in Trident in the event of an unsolicited attempt by an acquirer to take over Trident, in a manner or terms not approved by Trident’s Board of Directors. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of Trident at an exercise price of $16.67. The Rights will expire on July 23, 2008, unless earlier redeemed by Trident at $0.001 per Right.
Stock Split
On October 24, 2005, Trident’s stockholders approved an increase in the number of shares of its authorized common stock from 60 million shares to 95 million shares. On October 24, 2005, Trident’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of November 9, 2005, payable on or after November 18, 2005. Trident’s common stock began trading on a split-adjusted basis on November 21, 2005. Unless otherwise stated, all references in the consolidated financial statements to the number

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of shares and per share amounts of Trident’s common stock for the periods prior to November 21, 2005 have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.
Comprehensive Income (Loss)
Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of June 30, 2006 and June 30, 2005, the components of accumulated other comprehensive income related to accumulated unrealized gains and losses, net of tax, totaling $2.1 million and $5.3 million, respectively, on the Company’s investment in UMC. During the years ended June 30, 2006 and 2005, the Company recorded unrealized (loss) or gain on investments, net of tax, totaling $(3.2) million and $1.5 million, respectively.
10. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options to attract and retain officers, directors, employees and consultants. As of June 30, 2006, the Company had four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (the “2005 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase the Company’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All equity incentive plans have been approved by stockholders except the 1996 Plan.
In May 2006, Trident’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, deferred compensation awards and other stock-based and cash-based awards of up to 4,350,000 shares. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable one year after date of grant and vest over a period of generally three to five years following the date of grant.
In 2003, Trident’s subsidiary in Taiwan adopted a 2003 Employee Option Plan (“TTI’s 2003 Employee Option Plan”), which provides for the grant of stock options to officer, employees and consultants. Upon the completion of the acquisition of the minority equity interest in TTI on March 31, 2005, the Company adopted the 2005 Plan, which constitutes an assumption and renaming of TTI’s 2003 Employee Option Plan. The maximum number of shares issuable over the term of the 2005 Stock Plan was limited to 5,867,800 shares. Stock options granted under the 2005 Plan expire no later than ten years from the grant date. Options granted under the 2005 Plan were generally exercisable one or two years after date of grant and vest over a period of generally two or four years following the date of grant. No further awards may be made under the 2005 Plan.
In December 2002, Trident adopted the stockholder-approved 2002 Plan under which shares of common stock could be issued to officers, directors, employees and consultants. The maximum number of shares that could have been issued was limited to 2,025,000 shares. Stock options granted under the 2002 Plan must have an exercise price equal to at least 85% of the closing market price of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the 2002 Plan were generally exercisable in cumulative installments of one-third or one-fourth each year, commencing one year following date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the year ended June 30, 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. For the year ended June 30, 2006, total stock-based compensation expense, before income taxes, was $13.2 million. For the years ended June 30, 2005 and 2004, total stock-based compensation expense, before income taxes, was $30.5 million and $16.8 million, respectively, related to stock options recognized under the intrinsic value method of APB 25. There was no stock-based compensation expense related to employee stock purchases recognized under the intrinsic value method of APB 25.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 for fiscal years 2005 and 2004. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans			Employee Stock Purchase Plan
Year Ended June 30,	2006	2005	2004	2006	2005	2004
Expected terms (in years)	5	5	5	—	0.5	0.5
Volatility	68.81%	48.00%	69.00%	—	39% to 64%	59% - 71%
Risk-free interest rate	4.14%	3.25% - 4.33%	2.46% - 4.10%	—	1.17% to 3.19%	1.57% to 9.83%
Expected dividend rate	—	—	—	—	—	—
Weighted average fair value	$10.37	$7.95	$3.38	—	$3.14	$2.13
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of option by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. Prior to July 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the year ended June 30, 2006, the Company adjusted stock-based compensation expense based on its actual forfeitures. In

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the Company’s pro forma information required under SFAS 123 for the periods prior to July 1, 2005, the Company accounted for forfeitures as they occurred.
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax for the year ended June 30, 2006, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
The following table summarizes the impact of recording stock-based compensation expense under SFAS 123(R) for the year ended June 30, 2006 (in thousands, except per share data):

Year Ended
(In thousands, except per share amounts)	June 30, 2006
Cost of revenues	$113
Research and development	8,912
Selling, general and administrative	4,158

Total share-based compensation expense	13,183
Income taxes	—

Net decrease on net income	$13,183

Increase (decrease) on:
Cash flows from operating activities	$(1,742)
Cash flows from financing activities	$1,742
Decrease on:
Net income per share-Basic	$0.24
Net income per share-Diluted	$0.21
During the year ended June 30, 2006, total stock-based compensation expense recognized in income before taxes was $13.2 million and there was no related recognized tax benefit. During the years ended June 30, 2005 and 2004, total stock-based compensation expense recognized in income before taxes was $30.5 million and $16.8 million, respectively, and there was no related recognized tax benefit for each of those years. Deferred stock-based compensation cost as of June 30, 2005 was reversed against paid-in-capital upon the Company’s adoption of SFAS 123(R) on July 1, 2005.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s stock option activities for the years ended June 30, 2004, 2005 and 2006:

		Options Outstanding
	Shares Available		Weighted Average
(In thousands, except per share amounts)	for Grant	Number of Shares	Exercise Price
Balance at June 30, 2003	3,216	13,399	$1.50
Plan shares expired	(252)	—	—
Options granted	(700)	700	5.93
Options exercised	—	(3,738)	1.42
Options canceled	1,296	(1,296)	1.47

Balance at June 30, 2004	3,560	9,065	$1.89
Additional shares reserved	5,868	—	—
Plan shares expired	(36)	—	—
Options granted	(308)	308	7.86
Options assumed through acquisition	(5,868)	5,868	0.79
Options exercised	—	(2,351)	1.35
Options canceled	120	(120)	1.27

Balance at June 30, 2005	3,336	12,770	$1.65
Additional shares reserved	4,350	—	—
Plan shares expired	(161)	—	—
Options granted	(2,423)	2,423	12.99
Options exercised	—	(5,366)	1.54
Options canceled	233	(233)	3.43

Balance at June 30, 2006	5,335	9,594	$4.49

Vested and expected to vest at June 30, 2006		9,385	$4.44
At June 30, 2006, 2005 and 2004, total number of stock options exercisable was 2,660,000, 4,936,000, and 5,748,000, respectively.
All TTI options were granted at exercise prices below the fair market value of the TTI Common Stock on the date of grant. The options held by TTI option holders were assumed in connection with the acquisition of the minority interests (See Note 14), and as a result, non-qualified options to purchase approximately 5.6 million Trident common stock shares were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a contractual term of ten years from the date of the original grant by TTI). Of the 5.6 million Trident common shares issued, approximately 1.4 million were granted to employees during fiscal 2005 and the balance were outstanding at the beginning of the fiscal year. Additionally, during fiscal 2005, an equivalent of 1.0 million shares of Trident common stock, which were previously TTI options, were exercised into TTI stock and then exchanged for Trident common stock and 0.2 million shares were cancelled.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the years ended June 30, 2006, 2005 and 2004, the total pre-tax intrinsic value of stock options exercised was $105.5 million, $23.0 million and $15.2 million, respectively. The following table summarizes information about the Company’s stock options outstanding and exercisable at June 30, 2006 (in thousands except per share data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term (in	Exercise	Number of	Exercise
Range of Exercise Prices			of Shares	Years)	Price	Shares	Price
$0.79	-	$0.79	4,207	7.6	$0.79	658	$0.79
$0.88	-	$5.22	2,499	6.0	$2.07	1,853	$1.69
$5.35	-	$13.99	2,536	8.9	$11.08	149	$7.50
$14.34	-	$29.65	352	9.5	$18.54	—	—

Total			9,594	7.6	$4.49	2,660	$1.79

The aggregate intrinsic values of options outstanding and options exercisable at June 30, 2006 were $139.6 million and $45.7 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $18.98 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at June 30, 2006 was $137.0 million and 7.58 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at June 30, 2006 was $45.7 million and 6.09 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of June 30, 2006.
As of June 30, 2006, there was $31.6 million of total unrecognized compensation expense related to stock options granted under all Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.2 years.
Employee Stock Purchase Plan
In December 2001, the Company’s stockholders approved the 2001 Employee Stock Purchase Plan (the “ESPP Plan”), under which 750,000 shares of the Company’s common stock can be issued to all Trident employees. The ESPP Plan replaced the 1998 Employee Stock Purchase Plan. The participants’ purchase price for Trident’s common stock under the ESPP Plan is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. During fiscal years 2005 and 2004, the Company issued 7,000 and 20,000 shares, respectively, under the ESPP Plan. As of April 30, 2005, an aggregate of 299,000 shares have been issued under the ESPP Plan. Beginning on May 2, 2005, the ESPP Plan was suspended. If the Company resumes the ESPP Plan in the future, approximately 902,000 shares (adjusted for two-for-one stock split) will be available for issuance under the ESPP Plan.
11. GAIN (LOSS) ON INVESTMENTS, NET
During the fiscal year ended June 30, 2006, the Company recorded an impairment charge on investments of $560,000 based on the most recent assessment made from the financial information available from the investee companies. During the fiscal year ended June 30, 2005, the Company recorded a net realized gain on investments of $331,000. The gain was primarily the result of a gain on the sale of the Company’s TTI subsidiary stock of $694,000, offset by impairment charges on investments of $363,000.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the fiscal year ended June 30, 2004 the Company recorded a net gain on investments totaling $10.6 million as follows (in thousands):

Gain on sale of UMC common stock (Note 4)	$2,652
Gain on sale of graphics division and interests in XGI	6,627
Gain on sale of 7% interest in TTI	1,817
Write-off of investments in privately held companies	(679)
Gain on sale of investments in privately held companies	257
Venture capital funds write-down	(90)

Total	$10,584

On July 25, 2003, the Company transferred its Graphics Division in Sunnyvale, California to XGI Technology, Inc. (“XGI”), a newly formed company incorporated in Taiwan, in exchange for stock in XGI. Silicon Integrated Systems Corporation (“SIS”), a company incorporated in Taiwan and unrelated to the Company, also transferred its graphics business to XGI. The transactions were structured to simultaneously close, with the Company receiving cash for the assets of the Graphics Division in one transaction, and simultaneously using the cash to acquire a 30% equity interest in XGI on September 30, 2003, the Company sold one third of its investment in XGI to a third party for cash of $7.5 million. The above transactions resulted in a gain of approximately $6.6 million being recognized in the first quarter of 2004. Because XGI was a new company that merged two businesses with an uncertain future and its equity securities were not traded on a quoted exchange, the Company recognized a gain on the above transactions based on the actual cash received and retained by the Company, and no value was attributed to the Company’s remaining 20% equity interest in XGI. As of June 30, 2006, the Company owned approximately 9.95% of the equity interest in XGI. The Company’s investment is accounted for under the cost method.
12. INCOME TAXES
The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of income (loss) before income taxes are as follows:

		Year Ended June 30,
(In thousands)	2006	2005	2004
		(As Restated)	(As Restated)
Loss subject to domestic income taxes only	$(12,243)	$(11,200)	$(5,941)
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	42,917	(17,558)	3,840

	$30,674	$(28,758)	$(2,101)

The provision (benefit) for income taxes is comprised of the following:

		Year Ended June 30,
(in thousands)	2006	2005	2004
		(As Restated)	(As Restated)
Current:
Federal	$(610)	$66	$—
State	2	2	1
Foreign	8,303	1,358	2,703

	$7,695	$1,426	$2,704

Deferred:
Federal	197	(197)	—
State	—	—	—
Foreign	(1,575)	197	—

	(1,378)	—	—

	$6,317	$1,426	$2,704

The deferred tax assets (liabilities) are comprised of the following:

	June 30,
(in thousands)	2006	2005
		(As Restated)
Deferred tax assets:
Reserves and accruals	$2,184	$856
Research and development credits	14,706	12,889
Net operating loss carryforwards	6,893	19,025
Other	7,718	7,054

Deferred tax assets	31,501	39,824
Valuation allowance	(24,151)	(33,654)

Deferred tax assets, net	7,350	6,170
Total deferred tax liabilities:
Capital gains not recognized for tax	(1,413)	(3,561)
Unremitted earnings of foreign subsidiaries	(5,972)	(5,972)
Other	—	(198)

Total deferred tax liabilities	(7,385)	(9,731)

Net deferred tax liabilities	$(35)	$(3,561)

As of June 30, 2006, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $129.0 million and $114.4 million, respectively. Federal and state net operating losses will begin to expire in fiscal years ending 2015 and 2008, respectively. Federal and state tax credit carryforwards were $10.9 million and $8.6 million, respectively. Federal tax credits will begin to expire in the fiscal year ending 2017. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance relates to research and development credits, net operating loss carryforwards, reserves and accruals and other for which the Company believes realization is uncertain.
In fiscal 2006, the Company chose to reverse both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss that represent excess tax

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. Accordingly, in fiscal 2006, the Company reversed the deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions. Such unrecognized deferred tax benefits totaled $32.7 million as of June 30, 2006 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.
The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

		Year Ended June 30,
	2006	2005	2004
		(As Restated)	(As Restated)
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	5.0	5.0	4.6
Research and development credit	(6.5)	6.1	95.6
Foreign rate differential	(27.0)	(26.8)	(64.7)
Valuation allowance	15.5	(24.7)	(199.2)
Other	(1.3)	0.5	0.0

Effective income tax rate	20.7%	(4.9)%	(128.7)%

The Company has provided for U.S. federal income taxes on certain non-U.S. subsidiary’s undistributed earnings of approximately $17.3 million as of June 30, 2006. No provision has been made for taxes that might be payable upon remittance of the Company’s non-U.S. subsidiaries’ undistributed earnings of approximately $47.7 million as of June 30, 2006, which are indefinitely reinvested in foreign operations.
13. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net basic and diluted net income (loss) per share:

		Year Ended June 30,
(In thousands, except per share data)	2006	2005	2004
		(As Restated)	(As Restated)
Income (loss) before change in accounting principle	$24,357	$(30,184)	$(4,805)
Cumulative effect of change in accounting principle	1,819	—	—

Net income (loss)	$26,176	$(30,184)	$(4,805)

Shares used in computing basic per share amounts	54,822	47,418	44,698
Dilutive potential common shares	7,704	—	—

Shares used in computing diluted per share amounts	62,526	47,418	44,698

Income (loss) before change in accounting principle:
Basic	$0.45	$(0.64)	$(0.11)

Diluted	$0.39	$(0.64)	$(0.11)

Net income (loss) per share:
Basic	$0.48	$(0.64)	$(0.11)

Diluted	$0.42	$(0.64)	$(0.11)

Dilutive potential common shares consist of stock options. Stock options to purchase 837,083 shares were excluded

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
from the computation of diluted weighted average shares outstanding during fiscal years ended June 30, 2006 because these options were anti-dilutive. The anti-dilutive effects of stock options totaling 12,770,000 shares and 9,065,000 shares were excluded from diluted net loss per share during fiscal years ended June 30, 2005 and 2004, respectively.
14. BUSINESS COMBINATION
During the years ended June 30, 2006 and 2005, the Company acquired in aggregate an additional 19.99% of the equity interests in TTI from minority shareholders of TTI for approximately $6.2 million in cash and approximately 3.8 million in Trident’s common stock shares. The average value of the share consideration issued was $8.39 per share and was based upon the average of the closing market prices of Trident’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction. As of June 30, 2006, the Company owns 99.99% of TTI.
These transactions were accounted for as purchase transactions in accordance with SFAS No. 141, Business Combinations. The total purchase price was allocated to net tangible assets acquired, in-process research and development and the tangible and identifiable intangible assets assumed on the basis of their fair values on the date of acquisition. The following tables summarize the components of the estimated total purchase price and the allocation (in thousands):

Fair value of TMI common stock	$31,146
Cash	6,206
Transaction costs	501

Total purchase price	$37,853

Purchase price allocation:
Net tangible assets acquired	$6,176
In-process research and development	5,171
Inventory write-up	366
Customer relationships	2,147
Core and developed technologies	23,993

Total purchase price	$37,853

As of June 30, 2006, the Company holds 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV” ™) and High Definition Television (HDTV ™), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV™ and HDTV™ products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV™ and HDTV™ products technology is under development and requires additional software and hardware development. The Company determined the value of IPR&D using a valuation analysis from an independent appraiser and by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. In calculating the value of the IPR&D, the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
existed for the technology. As of June 30, 2006, the products developed with the acquired DPTV™ and HDTV products technology are available for production with the exception of the HDTV-Pro product which is undergoing customer validation.
All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired including DPTV™ and HDTV product technologies, and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of seven to eight years. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional details.
The stock options held by TTI option holders were assumed as part of the acquisition, and as a result, non-qualified stock options to purchase approximately 5.6 million of Trident’s common stock shares were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a total contractual term of ten years from the date of the original grant by TTI). Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional details.
The following table represents unaudited pro forma financial information for the years ended June 30, 2005 and 2004 had the Company completed the acquisition of minority interests as of July 1, 2003. The pro forma results include the effects of the amortization of identifiable intangible assets and stock-based compensation. The pro forma results for the year ended June 30, 2005 excluded $366,000 of cost of revenues related to inventory write-up and $5.2 million of in-process research and development charges. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	For the Years Ended
(In thousands except per share amounts, unaudited)	June 30, 2005	June 30, 2004
	(As restated)	(As restated)
Revenue	$69,011	$52,551
Pro forma net loss	$(31,311)	$(25,329)
Pro forma net loss per share - basic and fully diluted	$(0.64)	$(0.54)
Shares used in calculating basic and fully diluted amounts	49,274	46,554
15. SEGMENT INFORMATION AND MAJOR CUSTOMERS
Segment Information
The Company operates in one reportable segment: digital media. The digital media business segment designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the Company’s net revenues by geographic operations:

	Year Ended June 30,
(In thousands)	2006	2005	2004
Revenues:
Japan	$66,705	$21,190	$3,567
South Korea	55,742	10,461	10,012
China	27,573	30,176	30,465
Taiwan	12,494	5,318	7,492
United States	388	204	213
Others	8,540	1,662	802

Total	$171,442	$69,011	$52,551

Revenues by region were classified based on the locations of the customers’ headquarters, not the shipping destinations of the products.

	June 30,
(In thousands)	2006	2005
Long-lived assets:
China	$1,884	$1,608
United States	1,134	312
Taiwan	385	234
Japan	48	—

Total	$3,451	$2,154

Long-lived assets comprise property and equipment.
Major Customers
The following table shows the percentage of the Company’s revenues during the years ended June 30, 2006, 2005 and 2004 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Years Ended June 30,
Revenue:	2006	2005	2004
Customer A	—	14%	23%
Customer B	—	—	16%
Customer C	31%	10%	15%
Customer D	30%	22%	—
The Company had a high concentration of accounts receivable with one customer. As of June 30, 2006 and 2005, this customer accounted for 91% and 53%, respectively, of total accounts receivable.
16. SUBSEQUENT EVENTS
As a result of the delayed filing of its periodic reports with the SEC, on October 2, 2006, the Company received a Nasdaq staff determination letter indicating that it had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to its failure to timely file its Annual Report on Form 10-K for fiscal 2006, and that its securities are, therefore, subject to delisting from the Nasdaq Global Market. The Company received and announced three additional Nasdaq staff determination letters with respect to its failure to timely file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
respect to its failure to hold an annual meeting of stockholders during fiscal 2007. The Company requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified the Company that the exception had been granted, and that it would continue to list the Company’s shares on the Nasdaq Global Market, provided that the Company file its Form 10-K for fiscal 2006, its Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. The Company appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend the Company’s securities from trading, pending further action by the Listing Council.
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. The Nasdaq Board of Directors has called for review of the decision of the Listing Council and stayed the decision to suspend the Company’s securities from trading pending its further consideration.
The Company has also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq.
On August 21, 2006, the plan to liquidate TTI was approved by the Company’s Board of Directors.
In March 2007, the Company sold its investment in Afa Technologies, Inc. for approximately $1.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Trident Microsystems, Inc.:
We have completed integrated audits of Trident Microsystems, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Trident Microsystems, Inc. (the “Company”) and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.
Additionally, as discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of not maintaining (i) an effective control environment and (ii) sufficient controls relating to its stock-based compensation expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2006.
(1) Failure to Maintain Effective Control Environment. The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company did not maintain effective controls, including monitoring and adequate communication, to ensure the accuracy, valuation and presentation of activity related to its stock option granting practices and procedures. Controls were not adequate to prevent or detect instances of misconduct that occurred under the direction or supervision of its former Chief Executive Officer. This lack of an effective control environment permitted circumvention of controls relating to the accounting for its stock option grants and enabled its former Chief Executive Officer to administer its stock option grants in a manner inconsistent with existing policies. This control deficiency also contributed to the following material weakness:
(2) Insufficient controls relating to the Company’s stock-based compensation expense. The Company did not maintain effective controls over the accounting for and disclosure of its stock-based compensation expense. Specifically, they did not maintain effective controls to ensure the accuracy, valuation and presentation of the Company’s stock-based compensation expense. The Company determined that each of the deficiencies described below existed:
•	Effective controls, including monitoring, were not maintained to ensure the proper exercise of authority to grant and administer stock options as well as the existence, completeness, valuation and presentation of its stock-based compensation transactions.

•	There was insufficient segregation of duties with respect to stock option administration between those who had authority to grant options and those who maintained the Company’s stock administration records.
The material weaknesses identified above contributed to the misstatement of the Company’s stock-based compensation expense, additional paid-in capital accounts, tax related accounts, and related financial disclosures, and in the restatement of its consolidated financial statements. Specifically, these material weaknesses contributed to the restatement of the Company’s consolidated financial statements of annual periods through June 30, 2005 and the first three quarters of fiscal year 2006. Additionally, each of these deficiencies could result in misstatements of the aforementioned accounts and disclosures that each would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. As a result, the Company’s management determined that these deficiencies resulted in material weaknesses.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 7, 2007

SUPPLEMENTARY FINANCIAL DATA
The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated statements of cash flows for the two years ended June 30, 2005:
RECONCILIATION OF CONSOLIDATED STATEMENTS OF CASH FLOWS FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	9,514	20,986	30,500	606	16,217	16,823
Depreciation and amortization	1,010	—	1,010	1,073	—	1,073
Loss on disposal of property and equipment	253	—	253	460	—	460
Provision for doubtful accounts and sales returns	113	—	113	(309)	—	(309)
(Gain)loss on investments, net	(331)	—	(331)	(10,584)	—	(10,584)
Amortization of intangible assets	1,155	—	1,155	—	—	—
Minority interests in subsidiaries	1,179	(1,337)	(158)	2,223	(1,158)	1,065
In-process research and development	5,171	—	5,171	—	—	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(3,994)	—	(3,994)	2,211	—	2,211
Inventories	368	—	368	(419)	—	(419)
Prepaid expenses and other current assets	(1,221)	—	(1,221)	(353)	—	(353)
Accounts payable	3,213	—	3,213	(4,794)	—	(4,794)
Accrued expenses	2,581	—	2,581	(45)	124	79
Income taxes payable	818	—	818	2,680	—	2,680
Deferred income taxes	—	—	—	—	—	—

Net cash provided by operating activities	9,294	—	9,294	3,127	—	3,127

Cash flows from investing activities:
Proceeds from sale of graphics division, net of transaction cost	—	—	—	8,427	—	8,427
Proceeds from sale of minority intersts in subsidiaries	877	—	877	2,750	—	2,750
Proceeds from sale of other long-term investments	22	—	22	—	—	—
Proceeds from sale of short-term investments, net of transaction cost	—	—	—	9,195	—	9,195
Other assets	(824)	—	(824)	(240)	—	(240)
Purchases of property and equipment	(1,045)	—	(1,045)	(1,116)	—	(1,116)
Purchases of investments	(1,012)	—	(1,012)	(90)	—	(90)
Purchase of minority interests in subsidiary	(6,145)	—	(6,145)	—	—	—

Net cash (used in) provided by investing activities	(8,127)	—	(8,127)	18,926	—	18,926

Cash flows from financing activities:
Proceeds from exercise of TTI options	690	—	690	—	—	—
Proceeds form issuance of common stock upon exercise of stock options	3,253	—	3,253	5,350	—	5,350

Net cash provided by financing activities	3,943	—	3,943	5,350	—	5,350

Net increase in cash and cash equivalents	5,110	—	5,110	27,403	—	27,403
Cash and cash equivalents at beginning of year	32,488	—	32,488	5,085	—	5,085

Cash and cash equivalents at end of year	$37,598	$—	$37,598	$32,488	$—	$32,488

Supplemental disclosure of cash flow information:
Trident Microsystems, Inc. common stock issued in connection with the purchase of TTI minority interests	$31,146		$31,146	$—		$—

Cash paid for income taxes	$553		$553	$—		$—

Stock-Based Compensation Expense Computed in Accordance with SFAS 123
In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2004 and 2005, and all quarters of 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma information illustrations for the stated periods:
RECONCILIATION OF FAS 123 STOCK-BASED COMPENSATION EXPENSE FOR FISCAL 2005 AND 2004

	Year Ended June 30, 2005			Year Ended June 30, 2004
(In thousands except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss) — as reported	$(10,535)	$(19,649)	$(30,184)	$10,378	$(15,183)	$(4,805)
Add: stock-based employee compensation included in reported net income (loss), net of related tax benefit	9,514	20,986	30,500	606	16,217	16,823
Less: stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(4,089)	(3,672)	(7,761)	(2,472)	(3,110)	(5,582)

Pro forma net income (loss)	$(5,110)	$(2,335)	$(7,445)	$8,512	$(2,076)	$6,436

Basic net income (loss) per share:
As reported	($0.22)	($0.42)	($0.64)	$0.23	($0.34)	($0.11)

Pro forma	($0.11)	($0.05)	($0.16)	$0.19	($0.05)	$0.14

Diluted net income (loss) per share:
As reported	($0.22)	($0.42)	($0.64)	$0.21	($0.32)	($0.11)

Pro forma	($0.11)	($0.05)	($0.16)	$0.17	($0.04)	$0.13

Basic shares	47,418	—	47,418	44,698	—	44,698
Diluted shares	47,418	—	47,418	50,022	(747)	49,275
RECONCILIATION OF FAS 123 STOCK-BASED COMPENSATION EXPENSE FOR INTERIM PERIODS OF FISCAL 2005

	September 30, 2004			December 31, 2004			March 31, 2005			June 30, 2005
(in thousands except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss) — as reported	$1,381	$(5,454)	$(4,073)	$(546)	$(6,974)	$(7,520)	$(4,515)	$(7,969)	$(12,484)	$(6,855)	$748	$(6,107)
Add: stock-based employee compensation included in reported net income (loss), net of related tax benefit	216	6,142	6,358	721	7,362	8,083	820	8,237	9,057	7,757	(755)	7,002
Less: stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(728)	(1,227)	(1,955)	(895)	(739)	(1,634)	(1,247)	(789)	(2,036)	(1,219)	(917)	(2,136)

Pro forma net income (loss)	$869	$(539)	$330	$(720)	$(351)	$(1,071)	$(4,942)	$(521)	$(5,463)	$(317)	$(924)	$(1,241)

Basic net income (loss) per share:
As reported	$0.03	($0.12)	($0.09)	($0.01)	($0.15)	($0.16)	($0.10)	($0.18)	($0.28)	($0.13)	$0.01	($0.12)

Pro forma	$0.02	($0.01)	$0.01	($0.02)	$—	($0.02)	($0.11)	($0.01)	($0.12)	($0.01)	($0.01)	($0.02)

Diluted net income (loss) per share:
As reported	$0.03	($0.12)	($0.09)	($0.01)	($0.15)	($0.16)	($0.10)	($0.18)	($0.28)	($0.13)	$0.01	($0.12)

Pro forma	$0.02	($0.01)	$0.01	($0.02)	$—	($0.02)	($0.11)	($0.01)	($0.12)	($0.01)	($0.01)	($0.02)

Basic shares	45,828	—	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100
Diluted shares	50,834	34	50,868	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

Financial Data for Interim Periods of Fiscal Years 2006 and 2005 (Unaudited)
The following tables present the Company’s quarterly financial data for fiscal years 2006 and 2005. The Company’s opinion is that this information has been prepared on a basis consistent with that of its audited consolidated financial statements. All necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations.
This quarterly information has been restated for all quarters of fiscal 2005 and the first three quarters of fiscal 2006 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of the Company’s financial results discussed in this Annual Report on Form 10-K.
The quarterly consolidated statements of operations set forth below have been restated from previously-reported information:
CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2006 AND 2005

	Three Months Ended				Three Months Ended
(In thousands, except per share data)	September 30,	December 31,	March 31,	June 30	September 30,	December 31,	March 31,	June 30
	2005	2005	2006	2006	2004	2004	2005	2005
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$33,203	$40,614	$44,743	$52,882	$16,602	$15,387	$16,136	$20,886
Cost of revenues	15,652	19,731	21,953	25,725	7,505	7,058	7,215	10,784

Gross profit	17,551	20,883	22,790	27,157	9,097	8,329	8,921	10,102
Operating expenses:
Research and development	7,326	8,359	8,627	9,497	7,324	9,350	10,288	10,333
Selling, general and administrative	5,794	6,177	7,072	7,135	5,827	6,134	6,325	5,584
In-process research and development	—	—	—	—	—	585	4,586	—

Total operating expenses	13,120	14,536	15,699	16,632	13,151	16,069	21,199	15,917

Income (loss) from operations	4,431	6,347	7,091	10,525	(4,054)	(7,740)	(12,278)	(5,815)
Interest income	254	483	604	952	91	126	144	185
Gain (loss) on investments, net	(100)	(167)	(242)	(51)	400	(70)	—	—
Other income (expense), net	258	159	(34)	164	8	1	65	21
Minority interests in subsidiaries	—	—	—	—	99	61	5	(7)

Income (loss) before income taxes	4,843	6,822	7,419	11,590	(3,456)	(7,622)	(12,064)	(5,616)
Provision for income taxes	1,020	(371)	1,831	3,837	617	(102)	420	491

Income (loss) before cumulative effect of change in accounting principle	3,823	7,193	5,588	7,753	(4,073)	(7,520)	(12,484)	(6,107)
Cumulative effect of change in accounting principle	1,819	—	—	—	—	—	—	—

Net income (loss)	$5,642	$7,193	$5,588	$7,753	$(4,073)	$(7,520)	$(12,484)	$(6,107)

Net income (loss) per share — basic:
Income (loss) before change in accounting principle	0.08	0.13	0.10	0.14	(0.09)	(0.17)	(0.27)	(0.12)
Cumulative effect of change in accounting principle	0.03	—	—	—	—	—	—	—

Net income (loss) per share — basic	$0.11	$0.13	$0.10	$0.14	$(0.09)	$(0.17)	$(0.27)	$(0.12)

Net income (loss) per share — diluted:
Income (loss) before change in accounting principle	0.06	0.12	0.09	0.12	(0.09)	(0.17)	(0.27)	(0.12)
Cumulative effect of change in accounting principle	0.03	—	—	—	—	—	—	—

Net income (loss) per share — diluted	$0.09	$0.12	$0.09	$0.12	$(0.09)	$(0.17)	$(0.27)	$(0.12)

Shares used in computing basic per share amounts	52,560	53,591	56,025	57,160	45,828	45,572	46,680	51,100

Shares used in computing diluted per share amounts	62,049	62,418	63,716	63,738	45,828	45,572	46,680	51,100

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:
Supplemental data

Cost of revenues	6	34	39	34	87	170	45	110
Research and development	1,650	2,354	2,595	2,312	3,214	5,043	5,935	5,099
Selling, general and administrative	864	1,127	1,157	1,010	3,057	2,870	3,077	1,794

Total stock-based compensation expense	2,520	3,515	3,791	3,356	6,358	8,083	9,057	7,003

The quarterly consolidated balance sheets set forth below have been restated from previously-reported information filed in the Company’s quarterly and annual reports on Forms 10-Q and Form 10-K for all quarters of 2005 and the first three quarters of 2006:
CONSOLIDATED BALANCE SHEETS FOR INTERIM PERIODS OF FISCAL 2006 AND 2005

	September 30,	December 31,	March 31,	June 30	September 30,	December 31,	March 31,	June 30
	2005	2005	2006	2006	2004	2004	2005	2005
(In thousands)	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,871	$68,665	$83,388	$103,046	$35,405	$34,561	$32,971	$37,598
Investments	53,143	46,916	52,295	49,612	45,331	48,487	45,454	54,555
Accounts receivable, net	6,092	4,430	7,325	4,278	2,508	2,007	3,959	6,317
Inventories	5,006	4,369	6,635	14,641	2,317	2,508	2,838	2,735
Prepaid expenses and other current assets	2,439	2,892	3,550	5,037	1,945	2,201	2,400	2,307
Deferred income tax assets	107	1,618	1,618	622	—	—	—	107

Total current assets	119,658	128,890	154,811	177,236	87,506	89,764	87,622	103,619
Deferred income tax assets	—	632	632	947	—	—	—	—
Property and equipment, net	2,675	2,831	2,943	3,451	2,349	2,096	1,990	2,154
Intangible assets, net	23,429	22,231	20,714	19,190	—	3,735	26,029	24,621
Other assets	4,517	5,944	5,720	6,366	3,960	5,054	4,762	4,597

Total assets	$150,279	$160,528	$184,820	$207,190	$93,815	$100,649	$120,403	$134,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,645	$11,493	$13,252	$19,472	$4,045	$6,461	$5,583	6,678
Accrued expenses	11,097	14,455	16,892	21,332	7,601	8,663	9,074	10,134
Income taxes payable	6,586	8,363	9,766	11,125	4,868	4,759	5,187	5,181
Deferred income tax liabilities	—	—	—	—	—	—	—	—

Total current liabilities	30,328	34,311	39,910	51,929	16,514	19,883	19,844	21,993
Deferred income tax liabilities	2,932	441	2,592	1,604	89	1,352	—	3,668
Minority interests in subsidiary	—	—	—	—	3,957	2,998	11	10

Total liabilities	33,260	34,752	42,502	53,533	20,560	24,233	19,855	25,671

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	54	54	57	57	46	46	50	52
Additional paid-in capital	144,582	149,881	157,606	162,801	108,094	115,547	157,911	164,610
Deferred stock-based compensation	—	—	—	—	(22,690)	(21,354)	(25,033)	(23,187)
Accumulated deficits	(31,854)	(24,660)	(19,073)	(11,320)	(12,175)	(19,696)	(32,181)	(37,496)
Accumulated other comprehensive income	4,237	501	3,728	2,119	(20)	1,873	(199)	5,341

Total stockholders’ equity	117,019	125,776	142,318	153,657	73,255	76,416	100,548	109,320

Total liabilities and stockholders’ equity	$150,279	$160,528	$184,820	$207,190	$93,815	$100,649	$120,403	$134,991

The following tables present the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated statements of operations for all quarters of 2005 and the first three quarters of 2006:
RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2006

	September 30, 2005			December 31, 2005			March 31, 2006			June 30, 2006
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$33,203	$—	$33,203	$40,614	$—	$40,614	$44,743	$—	$44,743	$52,882
Cost of revenues	15,646	6	15,652	19,697	34	19,731	21,914	39	21,953	25,725

Gross profit	17,557	(6)	17,551	20,917	(34)	20,883	22,829	(39)	22,790	27,157

Operating expenses:
Research and development	7,357	(31)	7,326	8,166	193	8,359	8,644	(17)	8,627	9,497
Selling, general and administrative	4,817	977	5,794	5,098	1,079	6,177	5,612	1,460	7,072	7,135

Total operating expenses	12,174	946	13,120	13,264	1,272	14,536	14,256	1,443	15,699	16,632

Income (loss) from operations	5,383	(952)	4,431	7,653	(1,306)	6,347	8,573	(1,482)	7,091	10,525
Interest income	254	—	254	483	—	483	604	—	604	952
Gain (loss) on investments, net	(101)	1	(100)	(167)	—	(167)	(242)	—	(242)	(51)
Other income (expense), net	258	—	258	159	—	159	(34)	—	(34)	164

Income (loss) before income taxes	5,794	(951)	4,843	8,128	(1,306)	6,822	8,901	(1,482)	7,419	11,590
Provision for income taxes	1,201	(181)	1,020	(414)	43	(371)	1,919	(88)	1,831	3,837

Income (loss) before cumulative effect of change in accounting principle	4,593	(770)	3,823	8,542	(1,349)	7,193	6,982	(1,394)	5,588	7,753
Cumulative effect of change in accounting principle	171	1,648	1,819	—	—	—	—	—	—	—

Net income (loss)	$4,764	$878	$5,642	$8,542	$(1,349)	$7,193	$6,982	$(1,394)	$5,588	$7,753

Net income (loss) per share — basic:
Income (loss) before change in accounting principle	0.09	(0.01)	0.08	0.16	(0.03)	0.13	0.12	(0.02)	0.10	0.14
Cumulative effect of change in accounting principle	—	0.03	0.03	—	—	—	—	—	—	—

Net income (loss) per share — basic	$0.09	$0.02	$0.11	$0.16	$(0.03)	$0.13	$0.12	$(0.02)	$0.10	$0.14

Net income (loss) per share — diluted:
Income (loss) before change in accounting principle	0.08	(0.02)	0.06	0.14	(0.02)	0.12	0.11	(0.02)	0.09	0.12
Cumulative effect of change in accounting principle	—	0.03	0.03	—	—	—	—	—	—	—

Net income (loss) per share — diluted	$0.08	$0.01	$0.09	$0.14	$(0.02)	$0.12	$0.11	$(0.02)	$0.09	$0.12

Shares used in computing basic per share amounts	52,560	—	52,560	53,591	—	53,591	56,025	—	56,025	57,160

Shares used in computing diluted per share amounts	60,440	1,609	62,049	60,842	1,576	62,418	62,729	987	63,716	63,738

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:
Supplemental data

Cost of revenues	—	6	6	—	34	34	—	39	39	34
Research and development	1,001	649	1,650	1,495	859	2,354	1,621	974	2,595	2,312
Selling, general and administrative	567	297	864	714	413	1,127	688	469	1,157	1,010

Total stock-based compensation expense	1,568	952	2,520	2,209	1,306	3,515	2,309	1,482	3,791	3,356

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF FISCAL 2005

	September 30, 2004			December 31, 2004			March 31, 2005			June 30, 2005
(In thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$16,602	$—	$16,602	$15,387	$—	$15,387	$16,136	$—	$16,136	$20,886	$—	$20,886
Cost of revenues	7,418	87	7,505	6,888	170	7,058	7,170	45	7,215	10,674	110	10,784

Gross profit	9,184	(87)	9,097	8,499	(170)	8,329	8,966	(45)	8,921	10,212	(110)	10,102

Operating expenses:
Research and development	4,738	2,586	7,324	5,559	3,791	9,350	5,481	4,807	10,288	10,310	23	10,333
Selling, general and administrative	2,358	3,469	5,827	2,733	3,401	6,134	2,940	3,385	6,325	6,472	(888)	5,584
In-process research and development	—	—	—	585	—	585	4,586	—	4,586	—	—	—

Total operating expenses	7,096	6,055	13,151	8,877	7,192	16,069	13,007	8,192	21,199	16,782	(865)	15,917

Income (loss) from operations	2,088	(6,142)	(4,054)	(378)	(7,362)	(7,740)	(4,041)	(8,237)	(12,278)	(6,570)	755	(5,815)
Interest income	91	—	91	126	—	126	144	—	144	185	—	185
Gain (loss) on investments, net	400	—	400	(70)	—	(70)	—	—	—	—	—	—
Other income (expense), net	8	—	8	1	—	1	65	—	65	21	—	21
Minority interests in subsidiaries	(589)	688	99	(327)	388	61	(263)	268	5	—	(7)	(7)

Income (loss) before income taxes	1,998	(5,454)	(3,456)	(648)	(6,974)	(7,622)	(4,095)	(7,969)	(12,064)	(6,364)	748	(5,616)
Provision for income taxes	617	—	617	(102)	—	(102)	420	—	420	491	—	491

Net income (loss)	$1,381	$(5,454)	$(4,073)	$(546)	$(6,974)	$(7,520)	$(4,515)	$(7,969)	$(12,484)	$(6,855)	$748	$(6,107)

Basic net income (loss) per share	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.16)	$(0.17)	$(0.10)	$(0.17)	$(0.27)	$(0.13)	$0.01	$(0.12)

Diluted net income (loss) per share	$0.03	$(0.12)	$(0.09)	$(0.01)	$(0.16)	$(0.17)	$(0.10)	$(0.17)	$(0.27)	$(0.13)	$0.01	$(0.12)

Shares used in computing basic per share amounts	45,828	—	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

Shares used in computing diluted per share amounts	50,384	(4,556)	45,828	45,572	—	45,572	46,680	—	46,680	51,100	—	51,100

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:
Supplemental data

Cost of revenues	—	87	87	—	170	170	—	45	45	—	110	110
Research and development	84	3,130	3,214	486	4,557	5,043	543	5,392	5,935	4,369	728	5,097
Selling, general and administrative	132	2,925	3,057	235	2,635	2,870	277	2,800	3,077	3,388	(1,593)	1,795

Total stock-based compensation	216	6,142	6,358	721	7,362	8,083	820	8,237	9,057	7,757	(755)	7,002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Stock Option Investigation
As discussed in Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings,” to our Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition,” we have been engaged in an investigation into our historical stock option grant practices and related issues. As a result of the findings from this investigation, we have restated certain previously filed annual and quarterly financial statements to record additional stock-based compensation expense.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As a result of the material weaknesses in our internal control over financial reporting identified below, our management, including our Acting Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2006. Notwithstanding the material weaknesses described above, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, and under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company did not maintain effective control over financial reporting as of June 30, 2006, due to the identification of certain material weaknesses in our internal control over financial reporting as described further below.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified and reported to our Audit Committee and independent registered public accounting firm the following material weaknesses in our internal control over financial reporting as of June 30, 2006:
(1) Failure to Maintain Effective Control Environment. We did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, we did not maintain effective controls, including monitoring and adequate communication, to ensure the accuracy, valuation and presentation of activity related to our stock option granting practices and procedures. Controls were not adequate to prevent or detect instances of misconduct that occurred under the direction or supervision of our former Chief Executive Officer. This lack of an effective control environment permitted circumvention of controls relating to the accounting for our stock option grants and enabled our former Chief Executive Officer to administer our stock option grants in a manner inconsistent with existing policies. This control deficiency also contributed to the following material weakness:
(2) Insufficient controls relating to our stock-based compensation expense. We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense. Specifically, we did not maintain effective controls to ensure the accuracy, valuation and presentation of our stock-based compensation expense. We determined that each of the deficiencies described below existed:
•	Effective controls, including monitoring, were not maintained to ensure the proper exercise of authority to grant and administer stock options as well as the existence, completeness, valuation and presentation of our stock-based compensation transactions.

•	There was insufficient segregation of duties with respect to stock option administration between those who had authority to grant options and those who maintained our stock administration records.
The material weaknesses identified above contributed to the misstatement of our stock-based compensation expense, additional paid-in capital accounts, tax related accounts, and related financial disclosures, and in the restatement of our consolidated financial statements. Specifically, these material weaknesses contributed to the restatement of our consolidated financial statements of annual periods through June 30, 2005 and the first three quarters of fiscal year 2006. Additionally, each of these deficiencies could result in misstatements of the aforementioned accounts and disclosures that each would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. As a result, we determined that these deficiencies resulted in material weaknesses.
Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control over Financial Reporting
Based upon information obtained in the Special Committee’s investigation, the Board of Directors took the following personnel actions and plans to implement further remedial actions regarding the material weakness in internal control over financial reporting related to our failure to maintain an effective control environment:
•	The Board of Directors sought and obtained the resignations of our former Chief Executive Officer, as well as another non-executive employee in November 2006. We also terminated our employment relationship with our former Chief Accounting Officer in April 2007. Additionally, we terminated our employment relationship with one other finance employee. One of our other executives resigned in May 2007, at our request, although he continues to provide consulting service to us.
•	Two members of the Board of Directors resigned from the Board of Directors effective May 1, 2007.
•	In February 2007, we appointed a new Chief Accounting Officer and in April 2007 we appointed a General Counsel, Vice President of Human Resources & Corporate Secretary. Our recently appointed General Counsel was named as our new compliance officer. The Board of Directors is searching for a new Chief Executive Officer, and in May 2007 appointed two new, independent directors.
•	We will provide additional training to managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. We will also provide ethics training to our employees, including additional education concerning our code of conduct and other policies.
•	The Nominating and Corporate Governance Committee of the Board of Directors is reviewing our corporate governance practices and will make recommendations for improvements, if any, that might enhance the ability of the Board of Directors to carry out its responsibilities. The Nominating and Corporate Governance Committee has made recommendations for certain improvements in processes relating to Board of Directors and committee procedures that have been adopted by the Board of Directors, and expects to continue to review policies and procedures that might be implemented by the Board of Directors to enhance corporate governance, including review of corporate governance guidelines and policies.
In addition, the Board has adopted other remedial measures that we have implemented or are in the process of implementing regarding the material weakness due to insufficient controls relating to our stock-based compensation expense.
•	Adoption of Policies Regarding the Grant and Administration of Stock-based Compensation. The Board of Directors revised our processes for administering stock options and other stock-based compensation, placing administration of such functions with the finance department. This effectively creates separation of duties and enables greater oversight of stock administration by the finance department. The Board of Directors has also adopted new policies governing the grant of stock options and other equity awards, providing that, except in unusual circumstances, all such grants shall be made by the Compensation Committee or the Board of Directors, at duly held meetings.
•	Expanded Role of Finance Function. The Board of Directors expanded the role of the finance function and our Chief Financial Officer to provide responsibility for global finance and accounting functions within the Company and its subsidiaries. Our stock administration function has been moved to the supervision of the finance department, and in July 2007 we hired a senior stock option administrator with public company experience to administer our equity programs.
•	Review of Internal Controls and Adopt Best Practices. We have reviewed and had an independent third party review our existing internal controls and we have evaluated further improvements that might be made to our internal controls in connection with our ongoing effort to improve our control processes and corporate governance. These improvements include those discussed above relating to our policies regarding the grant and administration of our stock option programs and related internal controls, the adoption of formalized policies relating to our stock option grants, and the expanded role of our finance department. In addition, we have reviewed the documentation of our significant accounting policies, and we are improving the documentation of the actions of the Compensation Committee, as well as strengthening our disclosure controls and procedures.
•	Internal Audit Function. The Audit Committee of the Board of Directors has determined to establish an internal audit function that will report to the Audit Committee.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Acting Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information about the Members of the Board of Directors
We have a classified Board of Directors currently consisting of two Class I directors (Hans Geyer and Raymond K. Ostby), two Class II directors (Millard Phelps and Brian R. Bachman) and one Class III director (Glen M. Antle), each of whom serve for a three year term and until their respective successors are duly elected and qualified. Our Class I director will serve until the annual meeting of stockholders to be held in 2008. The term of our Class II directors will expire at our next annual meeting of stockholders, and the term of our Class III director will expire at our annual meeting to be held in 2007. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those directors whose terms expire on the annual meeting dates. Vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification or other cause (other than removal from office by vote of the stockholders) may be filled by a majority vote of the directors then in office, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires. There are no family relationships among any of our directors or executive officers.
As of June 30, 2007, the members of our Board of Directors were as follows:

			Director
Name	Age	Position	Since
Glen M. Antle	68	Acting Chief Executive Officer and Chairman of the Board of Directors	1992
Brian R. Bachman	62	Director	2007
Hans Geyer	56	Director	2007
Raymond K. Ostby	59	Director	2006
Millard Phelps	79	Director	1995
Glen M. Antle became Acting Chief Executive Officer and Chairman of the Board of Directors effective November 15, 2006. He has served as a director of Trident since July 1992. From July 1996 to August 1997, Mr. Antle was a director of Compass Design Automation, a company providing EDA tools and libraries. From February 1991 to June 1993, he served as Chairman of the Board of Directors of PiE Design Systems, an electronic design automation company, and from August 1992 to June 1993 as its Chief Executive Officer. In June 1993, PiE merged into Quickturn Design Systems, Inc., also an electronic design automation company, and Mr. Antle served as Chairman of the Board of Directors of Quickturn from June 1993 to June 1999. From June 1989 to February 1991 Mr. Antle was retired. Mr. Antle was a co-founder of ECAD, Inc., now Cadence Design Systems, Inc., and served as its Co-Chairman of the Board of Directors from May 1988 to June 1989 and as its Chairman of the Board of Directors and Chief Executive Officer from August 1982 to May 1988. Mr. Antle is also a director of Semtech, a semiconductor corporation.
Brian R. Bachman has served as a member of the Board of Directors since May 2007. Mr. Bachman is a private investor. From 2000 to 2002, Mr. Bachman served as Chief Executive Officer and Vice Chairman of Axcelis Technologies, which produces equipment used in the fabrication of semiconductors. Mr. Bachman also serves as a director of Kulicke & Soffa Industries, Keithley Instruments and Ultra Clean Technology. Mr. Bachman holds a B.S. degree in engineering from the University of Illinois and an M.B.A. degree from the University of Chicago.
Hans Geyer has served as a member of the Board of Directors since May 2007. Mr. Geyer served as Corporate Vice President and General Manager of Intel Corporation’s Storage Group from 2005 to his retirement in December 2006, and as General Manager, Networking and Storage Group from 2004 to 2005. Mr. Geyer joined Intel in 1980, and since held various positions, including general manager of European Operations, general manager of the 386/486 microprocessor division, general manager of the FLASH memory group, and general manager of the cellular and application processor group. Prior to joining Intel, Mr. Geyer was involved in hardware and software development for intelligent and point-of-sales terminals at Siemens AG, Germany. Mr. Geyer studied computer science and mathematics at the Technical University of Munich and holds a masters degree (Diplom-Informatiker) in computer science.
Raymond K. Ostby has served as a member of the Board of Directors since July 2006. Mr. Ostby has served as Vice President and Chief Financial Officer of NextG Networks, Inc., a private emerging wireless infrastructure company, since January 24, 2005. From July 1, 2003 until January 24, 2005, Mr. Ostby was Vice President, Finance & Administration and Chief Financial Officer at Arraycomm, Inc., a provider of multi-antenna signal processing solutions, and since June 1, 1999, he has been Vice President, Finance & Administration, Chief Financial Officer and Secretary at KBC Pharma, a privately held inactive company. From September 7, 1993 until May 31, 1999, Mr. Ostby was employed as Vice President, Finance and Administration, Chief Financial Officer and Secretary at Quickturn Design Systems, Inc., a provider of system-level verification solutions. From September 1, 1991 to September 7, 1993, he served as Vice President, Finance and Administration, Chief Financial Officer and Secretary at Force Computers, Inc., a computer products company. From June 1, 1985 to September 1, 1991, he served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Atmel Corporation, a manufacturer of semiconductor products. Mr. Ostby holds a B.A. degree and an M.B.A. degree from the University of Montana, and completed Ph.D. coursework in Quantitative Analysis at the University of California at Berkeley.
Millard Phelps has served as a member of the Board of Directors since September 1995. Mr. Phelps is a retired advisory director of Hambrecht and Quist (H&Q), a position he held from September 1994 to July 1997. Prior to joining H&Q in 1984 as a Principal in the firm and Senior Semiconductor Analyst, Mr. Phelps spent 23 years in the semiconductor industry in various management and corporate officer positions at Texas Instruments, Fairchild Semiconductor, AMS/Intersil and Synertek. Mr. Phelps is currently serving as a Director of Pericom Semiconductor and has served on several boards of private and public semiconductor companies since his retirement in 1997. Mr. Phelps holds a B.S. degree in electrical engineering from Case Western Reserve University.
Information about the Executive Officers
As of June 30, 2007, our executive officers, who were elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position
Glen M. Antle	68	Acting Chief Executive Officer and Chairman of the Board of Directors
Dr. Jung-Herng Chang	51	President
John S. Edmunds	50	Chief Financial Officer
David L. Teichmann (1)	51	General Counsel, Vice President of Human Resources & Corporate Secretary
Chris P. Siu (2)	36	Chief Accounting Officer and Director of Finance

Former Officers
Frank C. Lin (3)	62	Former President, Chief Executive Officer and Chairman of the Board
Peter Jen(4)	61	Former Senior Vice President, Asia Operations and Chief Administrative Officer

(1)	Mr. Teichmann joined effective April 2, 2007

(2)	Mr. Siu joined effective February 5, 2007

(3)	Mr. Lin resigned effective November 15, 2006.

(4)	Mr. Jen ceased acting as Chief Accounting Officer on December 3, 2006, and was terminated on April 30, 2007.
Dr. Jung-Herng Chang joined Trident in July 1992. He was appointed to his present position in November 2005. He was appointed Vice President, Engineering in January 1995, and served as Chief Technical Officer from July 1992 through January 1995. From October 1988 through July 1992, he was a hardware design manager at Sun Microsystems, Inc. From September 1985 through September 1988, he was a research member at IBM’s Thomas J. Watson Research

Center. Dr. Chang holds a Ph.D. in Computer Science and a M.S. in electrical engineering and computer science from the University of California, Berkeley, and a B.S. in electrical engineering from the National Taiwan University.
John S. Edmunds joined Trident in June 2004. Mr. Edmunds was formerly with Zoran Corporation, where he was Vice President of Finance. Previously he served as Senior Vice President/CFO of Oak Technology which was acquired by Zoran in August 2003. Prior to Oak Technology, Mr. Edmunds was Corporate Controller/Director of Internal Audit at Electronics for Imaging. Mr. Edmunds previously held several senior level finance positions during his eleven years at Tandem Computers Corporation as well as during six years with the international accounting firm Coopers and Lybrand. Mr. Edmunds is a Certified Public Accountant and has a B.S. in finance and accounting from University of California, Berkeley.
David L. Teichmann joined Trident in April 2007. Previously, he was the Senior Vice President, General Counsel and Secretary of GoRemote Internet Communications, Inc., a secure managed global remote access solutions provider, from July 1998 until its acquisition by iPass, Inc. in February 2006. From 1993 to July 1998, he served in various positions at Sybase, Inc., an enterprise software company, including Vice President, International Law as well as Director of European Legal Affairs based in The Netherlands. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel for Tandem Computers Corporation, a fault tolerant computer company, handling legal matters in Asia-Pacific, Japan, Canada and Latin America. He began his legal career as an attorney with the Silicon Valley-based Fenwick & West LLP. Mr. Teichmann holds a B.A. degree in Political Science from Trinity College, an M.A.L.D. degree in Law & Diplomacy from the Fletcher School of Law & Diplomacy and a J.D. degree from the University of Hawaii School of Law. He was also a Rotary Foundation Scholar at the Universidad Central de Venezuela, where he did post-graduate work in Latin American Economics and Law.
Chris P. Siu joined Trident in February 2007. Mr. Siu was formerly with Varian Medical Systems, Inc., a medical device manufacturer, where he served as Corporate Accounting Manager and External Reporting/Consolidation Manager from 2004 to February 2007. Prior to Varian Medical Systems, he was previously associated with the international accounting firms Deloitte & Touche LLP from 2001 to 2004 and Ernst & Young LLP from 1996 to 2001. Mr. Siu holds a B.S. degree in Accounting from Brigham Young University and is a Certified Public Accountant in California.
Former Officers
Frank C. Lin founded Trident in July 1987 and was its Chief Executive Officer until his resignation, effective November 15, 2006. His career spanned 25 years in the computer and communications industries. Prior to Trident, he was Vice President of Engineering and co-founder of Genoa Systems, Inc., a graphics and storage product company. Before Genoa, Mr. Lin worked for GTE, ROLM, and was a senior manager at Olivetti Advanced Technical Center in Cupertino, California. He holds a M.S. degree in electrical engineering from the University of Iowa and a B.S. in electrical engineering from National Chiao Tung University in Taiwan.
Peter Jen joined Trident in August 1988 and resigned as its Senior Vice President, Asia Operations and Chief Administrative Officer effective December 3, 2006. In February 2006, Mr. Jen was appointed to the position of Chief Administrative Officer. From September 1998 through February 2006, he was Chief Accounting Officer, and from January 1998 to his resignation, he was Senior Vice President, Asia Operations. In April 1995 he was appointed to the position of Vice President, Asia Operations, and served as General Manager of Asia Operations from April 1994 to April 1995. He served as Vice President, Operations from September 1992 to March 1994, and served as Vice President, Finance from October 1990 through August 1992. From September 1985 to July 1988, he was Controller at Genoa Systems, Inc. Prior to that time, Mr. Jen served in finance and operations positions for various corporations, including Bristol-Myers (Taiwan), Pacific Glass Corporation, a subsidiary of Corning Glass Works, and Philips Telecommunicatie Industrie, B.V. Mr. Jen holds an M.B.A. in marketing from Central Missouri State University and a B.S. in Accounting from National Taiwan University.
Independence of the Board of Directors
The Board of Directors has determined that each of the current members of the Board of Directors is an independent director for purposes of the Nasdaq Marketplace Rules. The Board of Directors has determined the independence of the Directors by thoroughly reviewing the information provided by the Directors and our management concerning each Director’s business and personal activities as they may relate to the management team.
Information regarding the Committees of the Board of Directors
The Board of Directors currently has three regular committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In addition, the Board of Directors has an Investment Committee, and in June 2006, the Board of Directors formed a Special Committee initially comprised Millard Phelps, joined by Raymond K. Ostby in July 2006, to investigate our historical stock option grant practices and related issues. In May 2007, the Board of Directors formed a Special Litigation Committee comprised of Mr. Ostby and Mr. Geyer, to evaluate the claims made in the derivative actions filed against us. Our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
The following table provides membership and meeting information for fiscal 2006 for each of the regular committees of the Board of Directors:

					Nominating and
					Corporate
Name	Audit		Compensation		Governance
Glen M. Antle	X*	(1)	X	(2)	X (3)
Yasushi Chikagami(4)			X		X
John Luke(4)	X		X	*	(3)
Millard Phelps	X				X *
Raymond K. Ostby	(1)

Total meetings in Fiscal 2006	7		1		5

*	Committee Chairperson

(1)	Mr. Ostby replaced Mr. Antle and became the Chairperson of the Audit Committee effective December 20, 2006.

(2)	Mr. Antle ceased to be a member of the Compensation committee effective December 20, 2006.

(3)	Mr. Luke replaced Mr. Antle and became a member of the Nominating and Corporate Governance Committee effective December 20, 2006.

(4)	Mr. Chikagami and Mr. Luke each resigned from the Board of Directors effective May 1, 2007. On such date, Mr. Phelps and Mr. Ostby were appointed to the Compensation Committee. On May 16, 2007, the Board of Directors elected Brian R. Bachman and Hans Geyer as members of the Board of Directors. Mr. Geyer was also appointed a member of the Audit Committee, and Mr. Bachman was appointed a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Effective May 23, 2007, Mr. Bachman was elected Chairperson of the Compensation Committee.
The Audit Committee
The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting processes and the audits of our financial statements. For this purpose, the Audit Committee performs several functions:
•	is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm;

•	approves in advance the engagement of the independent registered public accounting firm for all audit and non-audit services, and approves the fees and other terms of the engagement;

•	reviews, with our independent registered public accounting firm, any significant difficulties, disagreements, or restrictions encountered during the course of the audit, and reviews any management letters issued by the independent registered public accounting firm;

•	reviews the critical accounting policies and all alternative treatments of financial information discussed by the independent registered public accounting firm with management, and reviews with management significant judgments made in the preparation of financial statements;

•	reviews, with our independent registered public accounting firm, management and the Board of Directors, our financial reporting processes and internal financial controls;

•	reviews the annual audited financial statements and recommends to the Board of Directors their inclusion in our annual report;

•	reviews the quarterly financial statements and earnings press releases;

•	reviews with management its assessment of the effectiveness and adequacy of our internal controls and procedures for financial reporting, and any significant deficiencies in the design or operation of our internal controls, and reviews with the independent registered public accounting firm their attestation to and report on our internal controls;

•	reviews and approves any related party transactions;

•	establishes and oversees procedures for the receipt, retention and treatment of complaints received regarding accounting, internal controls or auditing matters; reviews changes in, or waivers of, our Code of Conduct, and as requested by the Board, reviews and investigates any conduct alleged to be in violation of the Code of Conduct; and

•	periodically reviews and discusses with the independent registered public accounting firm the matters required to be discussed by Statement on Accounting Standards 61 (Codification of Statements on Auditory Standards No. 380) and any formal written statements received from the registered independent.
The Audit Committee was comprised of three independent, non-employee directors during fiscal 2006: Glen M. Antle, Millard Phelps and John Luke. Mr. Ostby joined the Board of Directors on July 6, 2006 and became a member of the Audit Committee. Mr. Antle left the Audit Committee on December 20, 2006. Mr. Luke left the Audit Committee on May 1, 2007, and Mr. Geyer was appointed to the Audit Committee on May 16, 2007. The Board of Directors has determined that Mr. Ostby is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).
The Audit Committee held seven meetings during the fiscal year ended June 30, 2006.
The Compensation Committee
The Compensation Committee of the Board of Directors:
•	determines all compensation for the Chief Executive Officer and other executive officers, including incentive-based and equity-based compensation ;

•	reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, including annual performance objectives and goals. In doing so, considers company performance and relative stockholder return, the value of similar incentive awards to officers at similar companies, and the awards given in past years, and periodically reviews regional and industry-wide compensation practices and trends;

•	approves and administers incentive-based or equity-based compensation plans in which our executive officers participate;

•	evaluates and recommends to the Board of Directors for determination all employment, severance, or change-in-control agreements applicable to executive officers; and

•	reviews and proposes to the Board of Directors from time to time changes in director compensation.

The Compensation Committee was comprised of three independent, non-employee directors during fiscal 2006: Glen Antle, John Luke and Yasushi Chikagami. Mr. Antle left the Compensation Committee on December 20, 2006. Mr. Luke and Mr. Chikagami left the Compensation Committee on May 1, 2007, and on such date, Mr. Phelps and Mr. Ostby were appointed to the Compensation Committee. Mr. Bachman was appointed to the Compensation Committee on May 16, 2007, and elected Chairperson of the Compensation Committee on May 23, 2007. The Compensation Committee held one meeting during the fiscal year ended June 30, 2006.
The Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee of the Board of Directors:
•	evaluates and recommends to the Board of Directors director nominees for each election of directors;

•	determines criteria for selecting new directors and reviews and makes recommendations to the Board of Directors concerning qualifications, appointment and removal of committee members;

•	considers any nominations of director candidates validly made by stockholders;

•	reviews and makes recommendations to the Board of Directors concerning Board of Director and committee compensation;

•	develops, recommends for Board of Director approval and reviews corporate governance principles applicable to us;

•	together with the Audit Committee, reviews changes in, or waivers of, the Code of Conduct; and

•	assists the Board of Directors in developing criteria for evaluation of Board of Director and committee performance and evaluates the Nominating and Corporate Governance Committee’s performance on an annual basis.
The Nominating and Corporate Governance Committee was comprised of three independent, non-employee directors during fiscal 2006: Glen M. Antle, Yasushi Chikagami and Millard Phelps. Mr. Antle left the Nominating and Corporate Governance Committee on December 20, 2006. Mr. Chikagami left the Nominating and Corporate Governance Committee on May 1, 2007, and Mr. Bachman was appointed to the Nominating and Corporate Governance Committee on May 16, 2007. Mr. Ostby was appointed to the Nominating and Corporate Governance Committee on May 1, 2007. All members are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee held five meetings during the fiscal year ended June 30, 2006.
Director Nominations
In fulfilling its responsibilities, the Nominating and Corporate Governance Committee considers the following factors in reviewing possible candidates for nomination as director:
•	the appropriate size of our Board of Directors and its Committees;

•	the perceived needs of the Board of Directors for particular skills, background and business experience;

•	the skills, background, reputation, and business experience of nominees compared to the skills, background, reputation, and business experience already possessed by other members of the Board of Directors;

•	nominees’ independence from management;

•	applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;

•	the benefits of a constructive working relationship among directors; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.
The Nominating and Corporate Governance Committee’s goal is to assemble a Board of Directors that brings a variety of perspectives and skills derived from high quality business and professional experience. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the best interests of our stockholders. They must also have an inquisitive and objective perspective and mature judgment. Director candidates must have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all Board and Committee responsibilities. Board members are expected to prepare for, attend, and participate in all Board and applicable Committee meetings.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of Trident and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board of Directors and Trident, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors’ overall service to Trident during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote. To date, the Nominating and Corporate Governance Committee has not received any director nominees from a stockholder or stockholders holding more than 5% of our voting stock.
Candidates for nomination as director come to the attention of the Nominating and Corporate Governance Committee from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of the Nominating and Corporate Governance Committee at any point during the year. Such candidates are evaluated against the criteria set forth above. If the Nominating and Corporate Governance Committee believes at any time that it is desirable that the Board of Directors consider additional candidates for nomination, the Nominating and Corporate Governance Committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the Nominating and Corporate Governance Committee believes it is appropriate, a third party search firm to assist in identifying qualified candidates.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 3408 Garrett Drive, Santa Clara, California 95054, attention: Nominating and Corporate Governance Committee, at least 120 days prior to the anniversary date of the mailing of the proxy statement for the last annual meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating shareholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Stockholder Proposals
Stockholders may nominate one or more persons for election as directors at a meeting only if timely notice of such nomination(s) has been given in writing to our Secretary in accordance with our Bylaws. The complete description of the requirements for stockholder nomination of director candidates is contained in the Bylaws. In summary, assuming (i) we held an annual meeting the previous year and (ii) the date of the next meeting is within 30 days of the anniversary date of the meeting for the previous year, a stockholder desiring to nominate one or more candidates for election at the next annual meeting must submit written notice of such nomination to the Corporate Secretary at least 120 days in advance of the one year anniversary of the date that we released our proxy statement in connection with the annual meeting held in the previous year. Since we did not hold an annual meeting during 2006, however, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the day on which we mailed written notice of the date of the meeting to our stockholders or made public disclosure of such date. You can obtain a copy of the full text of the Bylaw provision by writing to the Corporate Secretary, 3408 Garrett Drive, Santa Clara, California 95054.
Meetings of the Board of Directors and Committees
During the fiscal year ended June 30, 2006, the Board of Directors held seven meetings. All directors attended at least 80% of the aggregate of the number of meetings of the Board of Directors and of the committees of the Board of Directors on which such director served during fiscal 2006.
Communications by Stockholders with Directors
Stockholders may communicate with any and all of our directors by transmitting correspondence by mail or facsimile, addressed to the Chairman of the Board, or Board of Directors, or an individual director, care of the Corporate Secretary, at our offices at 3408 Garrett Drive, Santa Clara, California 95054-2803.
The Corporate Secretary shall maintain a log of such communications and transmit as soon as practicable such communications to the identified director addressee(s), unless there are safety or security concerns that mitigate against further transmission of the communication or the communication contains commercial matters not related to the stockholder’s stock ownership, as determined by the Corporate Secretary in consultation with our legal counsel. The Board of Directors or individual directors so addressed shall be advised of any communication withheld for safety or security reasons as soon as practicable.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms filed by such person.
Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with during fiscal 2006.
Code of Conduct and Committee Charters
We have adopted the Trident Microsystems, Inc. Code of Conduct and Policy Regarding Reporting of Possible Violations (“Code of Conduct”) that applies to all of our officers, directors and employees. It was most recently amended in May 2007. The Code of Conduct and the charters of our Board Committees are available on our website at http://www.tridentmicro.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code to any of our executive officers or directors, we will promptly disclose the nature of the amendment or waiver on our website.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation and Other Matters
The following table sets forth the compensation earned for services rendered in all capacities to us and our subsidiaries for the fiscal year ended June 30, 2006 and each of the preceding two fiscal years by each person who served as Chief Executive Officer during the fiscal year ended June 30, 2006 and each of the other most highly compensated executive officers whose salary plus bonus for that fiscal year exceeded $100,000. The listed individuals will be referred to as the named executive officers. No executive officer terminated employment with us during fiscal 2006.

	Annual Compensation				Long-Term Compensation
					Securities
					Underlying
				Other Annual	Options/SARs		Other Annual
Name and Principal Position	Year	Salary	Bonus (1)	Compenation (2)	(3)		Compenation (4)
Jung-Herng Chang	2006	$330,000	$369,049	$38,832	80,000		$2,625
President	2005	$300,000	$226,930	$11,700	494,000	(5)	$2,563
	2004	$263,200	$58,789	$64,675	1,900,000	(6)	$2,500

John S. Edmunds	2006	$250,000	$211,301	$5,000	50,000		$2,625
Chief Financial Officer	2005	$230,000	$138,000	$—	80,000	(5)	$2,563
	2004	$11,326	$50,000	$—	430,000	(7)	$135

Frank C. Lin (8)	2006	$575,000	$607,491	$596,812	100,000		$2,625
Former Chief Executive Officer	2005	$575,000	$432,250	$323,646	707,200	(5)	$2,563
	2004	$505,523	$186,821	$319,425	2,720,000	(6)	$2,500

Peter Jen (9)	2006	$268,000	$151,044	$50,229	40,000		$2,625
Former Senior VP, Asia Operations	2005	$259,840	$70,000	$9,000	33,800	(5)	$2,563
and Chief Administrative Officer	2004	$259,840	$48,224	$77,705	130,000	(6)	$2,500

(1)	Consists of bonus awarded under the Executive Bonus Plan.

(2)	Amounts reflected consist of aggregate incremental costs for perquisites and personal benefits. The fiscal 2006 amounts include the following: Mr. Chang, $24,432 for accrued vacation pay-out and $14,400 for car allowance; Mr. Edmunds, $5,000 for car allowance; Mr. Lin, $500,061 overseas housing (rental fee) and hardship allowance and $96,751 for accrued vacation pay-out; and Mr. Jen, $41,229 for accrued vacation pay-out and $9,000 for car allowance. The fiscal 2005 amounts include the following: Mr. Chang, $11,700 for car allowances; Mr. Lin, $323,646 overseas housing (rental fee) and hardship allowance; and Mr. Jen, $9,000 for car allowance. The fiscal 2004 amounts include the following: Mr. Chang, $55,675 for accrued vacation pay-out and $9,000 for car allowance; Mr. Lin, $191,105 overseas housing (rental fee) and hardship allowance and $128,320 for accrued vacation pay-out; Mr. Jen, $68,705 for accrued vacation pay-out and $9,000 for car allowance.

(3)	No SARs were granted in these fiscal years.

(4)	These are the amounts contributed by us as a matching contribution to the 401(k) plan.

(5)	Represents the number of shares subject to options to purchase our common stock into which options to acquire shares of the common stock of Trident Technologies Inc., our Taiwanese subsidiary (“TTI”), were converted upon our acquisition on March 31, 2005 of substantially all of the outstanding minority interests in TTI (the “TTI Acquisition”).

(6)	Represents the number of shares of TTI common stock subject to options granted by TTI during fiscal 2004. In connection with the TTI Acquisition, outstanding TTI options were assumed by us and converted into our options at an exchange ratio of two shares of our common stock for each five shares of TTI common stock, which are listed as “grants” in 2005. The options granted in 2004 are no longer outstanding.

(7)	Represents an option to purchase 300,000 shares of our common stock and an option to purchase 130,000 shares of the common stock of TTI granted in fiscal 2004. In connection with the TTI Acquisition, outstanding TTI options were assumed by us and converted into options to purchase our common stock at an exchange ratio of two shares of our common stock for each five shares of TTI common stock.

(8)	Mr. Lin resigned his employment effective November 15, 2006.

(9)	Mr. Jen ceased acting as Chief Accounting Officer on December 3, 2006, and was terminated on April 30, 2007.
Option/SAR Grants in Last Fiscal Year
The following tables set forth the number of securities underlying stock options granted to the named executive officers under our stock option plans and the options exercised by such named executive officers during the fiscal year ended June 30, 2006. No stock appreciation rights were granted to any of the named executive officers during fiscal 2006.

	Individual Grants (1)
	Number of	Percent of Total			Potential Realizable Value at
	Securities	Options/SARs			Assumed Annual Rates of Stock
	underlying	Granted to	Exercise Price		Price Appreciation For Option Term
	Options/ SARs	Employees in	Per Share	Expiration	(2)
Name	Granted(#)	Fiscal Year	($/Share)	Date	5%	10%

Jung-Herng Chang	160,000	6.60%	$13.99	7/26/2015	$1,407,718	$3,567,433
John S. Edmunds	100,000	4.13%	$13.99	7/26/2015	$879,824	$2,229,646
Former Officers
Frank C. Lin (3)	200,000	8.26%	$13.99	7/26/2015	$1,759,647	$4,459,291
Peter Jen (4)	80,000	3.30%	$13.99	7/26/2015	$703,859	$1,783,717

(1)	Consists of a single stock option grant at an exercise price of 100% of the fair market value of the underlying shares on the grant date and expiring 10 years from the grant date. One-third of the options granted vest 12 months from the date of grant each year. The option holder may pay the exercise price in cash or by delivery of already-owned shares. No SARs were granted in fiscal 2006.

(2)	These assumed rates are not intended to represent a forecast of possible future appreciation of our common stock or total stockholder return.

(3)	Mr. Lin resigned his employment effective November 15, 2006. Any unvested stock options were forfeited after his resignation.

(4)	Mr. Jen ceased acting as Chief Accounting Officer on December 3, 2006, and was terminated on April 30, 2007.
Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values
The following table sets forth information with respect to exercise of options during fiscal 2006 by the named executive officers and the unexercised options held by them at the end of such year. No stock appreciation rights were held or exercised by the named executive officers during fiscal 2006.

			Number of Securities Underlying
	Shares		Unexercised Options/SARs at		Value of Unexercised In-the-Money
	Acquired on	Value	Fiscal Year-End		Options/SARs at Fiscal Year-End
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jung-Herng Chang	519,000	$9,372,762	165,000	540,000	$2,916,950	$7,712,500
John S. Edmunds	93,200	$1,099,872	89,800	297,000	$1,176,411	$3,168,415
Former Officers
Frank C. Lin	1,951,388	$44,299,241	190,400	553,600	$3,464,328	$7,431,752
Peter Jen	255,000	$4,620,249	472,800	106,000	$8,246,344	$872,270

Director Compensation
Board members who are also our employees receive no compensation for attending Board of Directors meetings. During fiscal 2006 and fiscal 2007, our non-employee directors received $20,000 per year as an annual retainer and reimbursement of certain expenses in connection with attendance at Board of Directors meetings and Committee meetings. In addition, each non-employee director received $1,500 for each meeting of the Board of Directors attended in person, the Committee Chairperson received $1,250 for each Committee meeting attended in person, and each other Committee member received $1,000 for each Committee meeting attended in person, and each director received $500 for each Board of Directors or Committee meeting attended by phone. Members of the Special Committee received a one time fee of $20,000. The fee payable to members of the Special Litigation Committee has not yet been determined, pending a determination by the Compensation Committee.
No options were granted to non-employee directors during fiscal 2006. On July 6, 2006, our Board of Directors elected Raymond K. Ostby to our Board of Directors as a Class I director with a term expiring at the Annual Meeting of Stockholders to be held in 2008. Mr. Ostby also serves as a member of the Audit Committee as the audit committee financial expert, of the Compensation Committee, of the Nominating and Corporate Governance Committee, of the Special Committee and of the Special Litigation Committee. The Board of Directors has granted to Mr. Ostby an option to purchase 50,000 shares of common stock at a price of $16.34 per share, the closing sale price of our common stock reported on the Nasdaq National Market on July 6, 2006, the date of grant. This option was granted under our 2002 Stock Option Plan, has a term of ten years and becomes exercisable in three annual installments, subject to Mr. Ostby’s continued Board service.
On May 16, 2007, the Board of Directors elected Hans Geyer to the Board of Directors as a class I director to fill the vacancy created by the resignation of Yasushi Chikagami. Mr. Geyer was also appointed as a member of the Audit Committee, and as a member of the recently formed Special Litigation Committee. On May 16, 2007, the Board of Directors also elected Brian R. Bachman to the Board of Directors as a class II director to fill the vacancy created by the resignation of John Luke. Mr. Bachman was also appointed as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. The Board of Directors has granted to each of Mr. Geyer and Mr. Bachman an option to purchase 50,000 shares of common stock at a price equal to the closing sales price of our common stock reported on the Nasdaq National Market on May 22, 2007. Each such option was granted under our 2006 Equity Incentive Plan, has a term of ten years and becomes exercisable in three annual installments, subject to their respective continued Board service.
Employment Contracts, Termination of Employment and Change-In-Control Arrangements
Our 1992 Stock Option Plan and each option granted under our 2002 Stock Option Plan (the “Option Plans”) provide that in the event of a merger of us with or into another corporation, unless the successor corporation assumes or substitutes equivalent options for options granted under the Option Plans, options under the Option Plans will become fully exercisable prior to the merger. Options which are neither assumed or substituted for by the successor corporation, nor exercised prior to the expiration of a 15-day notice period, will terminate upon the expiration of such period.
All shares subject to options granted under our 1994 Outside Directors Stock Option Plan (the “Directors Plan”) will become fully vested and exercisable as of the date 15 days prior to our change in control, as defined in the Directors Plan, unless the surviving or successor corporation either assumes or substitutes its options for options outstanding under the Directors Plan. Any such options which are neither assumed or substituted for by the successor corporation, nor exercised, will terminate as of the date of the change in control.
We entered into a change-in-control agreement, effective September 25, 2001, with Frank Lin, our then Chairman, CEO and President, providing for severance and other benefits to be paid to Mr. Lin in the event of Mr. Lin’s termination following our “change in control.” The agreement terminated upon Mr. Lin’s resignation of employment effective November 15, 2006.
John Edmunds’ offer letter of employment with us includes a change-in-control arrangement pursuant to which, on his termination following a change-in-control, he is entitled to receive a payment equal to 12 months of his annual base compensation and 12 months accelerated vesting of his stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
We currently maintain four equity incentive plans that provide for the issuance of our common stock to officers, directors, employees and consultants. These plans consist of the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (Option Plan renamed and assumed by us in connection with the TTI acquisition), 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Options to purchase our common stock remain outstanding under three equity incentive plans which have expired or been terminated: the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All such plans have been approved by stockholders except the 1996 Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2006:

	A	B	C
			Number of securities
			remaining available for
	Number of securities to be	Weighted average	future issuance under equity
	issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column A)
Equity compensation plans approved by security holders	6,090,383 (1)	$2.81	6,169,128 (2)
Equity compensation plans not approved by security holders (3)	3,503,948 (3)	$7.42	66,948

Total	9,594,331	$4.49	6,236,076

(1)	Includes 639,000 shares that are reserved and issuable upon exercise of options outstanding under the 1992 Plan, which plan expired on October 16, 2002, 230,000 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 1,015,333 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan and 4,206,050 shares that are reserved and issuable upon exercise of options outstanding under the 2005 Stock Option Plan.

(2)	Includes 901,128 shares reserved for future issuance under the Purchase Plan, 918,000 shares reserved for future issuance under the 2002 Plan and 4,350,000 shares reserved for issuance under the 2006 Plan.

(3)	Consists of shares subject to options that are outstanding pursuant to the 1996 Plan, which plan was terminated on June 19, 2007.
Material Features of the 1996 Nonstatutory Stock Option Plan
As of June 30, 2006, we had reserved an aggregate of 12,300,000 shares of common stock for issuance under the 1996 Plan, of which 66,948 shares remained available for future grant on such date. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not our officers or directors, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of us with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan was not required to be and has not been approved by our stockholders.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
No interlocking relationship exists between any member of our Board of Directors or our Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company, and no such relationship has existed in the past.

Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information, as of June 30, 2007, with respect to the beneficial ownership of our Common Stock by (i) all persons known by us to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) each director and director-nominee, (iii) our Acting Chief Executive Officer and the other executive officers as of June 30, 2007, whose salary and incentive compensation for the fiscal year ended June 30, 2007 exceeded $100,000 (“Named Executive Officers”), and (iv) all of our executive officers and directors as a group.

	Shares Owned (1)(2)
Name and Address of	Number	Percentage
Beneficial Owners	of Shares	of Class
Beneficial Owners of in Excess of 5% (other than directors and named executive officers)

Wellington Management Company, LLP(3) 75 State Street Boston, MA 02109	6,050,226	10.47%

Galleon Management, LP(4) 590 Madison Avenue, 34th Floor New York, NY 10022	3,234,362	5.60%

Adage Capital Partners, L.P. (5) 200 Clarendon Street, 52nd Floor Boston, MA 02116	2,902,000	5.03%

Named Executive Officers and directors(6)

Glen M. Antle(7)	73,334	*

Jung-Herng Chang(8)	777,887	*

John S. Edmunds(9)	251,467	*

Millard Phelps(10)	33,364	*

Former Officers and Directors

Yasushi Chikagami(11)	151,334	*

Peter Jen(12)	645,877	*

Frank C. Lin(13)	643,889	*

John Luke(14)	76,667	*

Executive officers and directors as a group (8 persons)(15)	2,653,819	4.60%

*	Less than 1%

(1)	Except as otherwise noted, the persons named in the table have the sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to the information contained in the footnotes to this table. The number of shares indicated includes in each case the number of shares of Common Stock issuable upon exercise of stock options to the extent such options are currently exercisable for purposes of this table. Options and warrants are deemed to be “currently exercisable” if they may be exercised within 60 days of June 30, 2007.

(2)	Calculated on the basis of 57,747,786 shares of Common Stock outstanding as of June 30, 2007 provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after June 30,

2007 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(3)	Based on a Schedule 13F filed on May 15, 2007 by Wellington Management Company LLP. Included in these shares are 2,388,500 shares over which Wellington Management has sole voting authority and 2,723,126 shares over which it has no voting authority. Also included in these shares are 895,400 shares over which Wellington Management Company shares investment discretion and voting authority with Welling Trust Company NA, and 43,200 shares over which it shares investment discretion but has no voting authority with Wellington Management International Ltd.

(4)	Based on a Schedule 13G/A filed on May 25, 2007 by Galleon Management L.P. The shares of Common Stock being reported as beneficially owned by Galleon Management are held through various affiliated entities.

(5)	Based on a Schedule 13G filed on June 13, 2007 by Adage Capital Partners, L.P., a Delaware limited partnership. Each of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.P. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”)Robert Atchinson and Phillip Gross may be deemed to own and share voting and dispositive power with respect to such 2,902,000 shares. ACPGP, the general partner of ACP, has the power to direct the affairs of ACP, including decisions respecting the disposition of the shares of our common stock. Messrs. Atchinson and Gross are the Managing Members of ACA, the managing member of ACPGP, and in that capacity direct ACPGP’s operations.

(6)	The address of the executive officers and directors is c/o Trident Microsystems, Inc., 3408 Garrett Drive, Santa Clara, California 95054.

(7)	Includes 73,334 shares subject to options exercisable by Mr. Antle within sixty days of June 30, 2007.

(8)	Includes 651,667 shares subject to options exercisable by Mr. Chang within sixty days of June 30, 2007.

(9)	Includes 251,467 shares subject to options exercisable by Mr. Edmunds within sixty days of June 30, 2007.

(10)	Includes 33,334 shares subject to options exercisable by Mr. Phelps within sixty days of June 30, 2007.

(11)	Includes 3,000 shares held by a joint tenant account for Mr. Chikagami’s wife, son and daughter. Also includes 148,334 shares subject to options exercisable by Mr. Chikagami within sixty days of June 30, 2007.

(12)	Includes 512,467 shares subject to options exercisable by Mr. Jen within sixty days of June 30, 2007.

(13)	Includes 21,500 shares held by Mr. Lin’s wife, 25,000 shares held by Mr. Lin’s second son and 30,000 shares held by Mr. Lin’s youngest son. Also includes 433,867 shares subject to options exercisable by Mr. Lin within sixty days of June 30, 2007.

(14)	Includes 76,667 shares subject to options exercisable by Mr. Luke within sixty days of June 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In July 2006, we made a $0.5 million additional investment in Anchor Semiconductor, Inc. (“Anchor”). Mr. Frank Lin, our former Chairman and Chief Executive Officer, has also made a concurring $500,000 investment and serves as a director on Anchor’s Board. The combined ownership in Anchor is less than 10% of the total outstanding shares. Our investment is accounted for under the cost method.
In December 2005, we entered into an investment agreement (the “Agreement”) with Parade Technologies, Inc. (“Parade”). In accordance with the Agreement, we invested $0.5 million in Parade’s Series A Preferred Stock. In September 2006, Mr. Frank Lin, our former Chairman and Chief Executive Officer, also made a $160,000 investment in Parade’s Series A Preferred Stock. The combined ownership in Parade is less than 10% of the total outstanding shares. Our investment is accounted for under the cost method.
In November 2005, we entered into an investment agreement with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the investment agreement, we invested $0.5 million in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, our former Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, our President, also made an indirect investment in Nanovata’s Series A Preferred Stock. Mr. Lin served as a director on Nanovata’s Board. The combined ownership in Nanovata is 14.3% of the total outstanding shares of Nanovata’s common stock. Our investment is accounted for under the cost method.
In December 2004, we made a $1.1 million investment in Afa Technologies, Inc. (“Afa”). In March 2005, Dr. Jung-Herng Chang, our President, also made a $150,000 indirect investment in Afa’s common stock. The combined ownership in Afa is less than 10% of the total outstanding shares of Afa’s common stock. Our investment is accounted for under the cost method. In March 2007, we sold our investment in Afa for approximately $1.2 million.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed by PricewaterhouseCoopers LLP for professional services rendered during the fiscal years ended June 30, 2006 and 2005 (in thousands):

Sevices Rendered/Fees	2006	2005
Audit Fees	$745,000	$754,000
Audit-Related Fees	50,000	61,000
Tax Fees	168,000	157,000
All Other Fees	2,000	2,000

Total	$965,000	$974,000

Audit Fees. Consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. Consists of fees, billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include accounting consultations in connection with restructuring, attest services that are not required by state or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.
All Other fees. The nature of the other services included subscription to an online accounting, auditing and reporting library and other miscellaneous services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent Registered Public Accounting Firm in accordance with this pre-approval of particular services on a case-by-case basis.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

Page Number
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	113

Consolidated Balance Sheets — As of June 30, 2006 and 2005	76

Consolidated Statements of Operations — For the Years Ended June 30, 2006, 2005 and 2004	75

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended June 30, 2006, 2005 and 2004	78

Consolidated Statements of Cash Flows For the Years Ended June 30, 2006, 2005 and 2004	77

Notes to Consolidated Financial Statements	79

2. Financial Statement Schedules:

II – Valuation and Qualifying Accounts for each of the Years Ended June 30, 2006, 2005 and 2004	147

3. Exhibits:

Exhibit		Description
3.1		Restated Certificate of Incorporation.(1)

3.2		Certificate of Amendment of Restated Certificate of Incorporation.(12)

3.3		Amended and Restated Bylaws.(11)

3.4		Amendment to Article VIII of the Bylaws.(16)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		Specimen Common Stock Certificate.(2)

4.3
Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5	(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6	(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7	(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8	(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9	(*)	Summary description of the Company’s 401(k) plan.(2)

10.10	(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12	(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13	(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14		Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15	(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17	(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18	(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(10)

10.19	(+)	Form of 1996 Nonstatutory Stock Option Plan.(10)

10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (13)

10.21		2006 Executive Bonus Plan (14)

10.22		2006 Equity Incentive Plan.(15)

21.1		List of Subsidiaries.(7)

24.1		Power of Attorney (included on signature page).(7)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2		Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1		Section 1350 Certification of Chief Executive Officer(7)

32.2		Section 1350 Certification of Chief Financial Officer (7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

11.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2006.

14.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2005 and filed with the Securities and Exchange Commission on August 1, 2005.

15.	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

16.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2007 and filed with the Securities and Exchange Commission on July 30, 2007.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 6, 2007

TRIDENT MICROSYSTEMS, INC.

By:	/s/ Glen M. Antle
Glen M. Antle
Acting Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen Antle and John S. Edmunds, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Glen M. Antle Glen M. Antle	Acting Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	August 6, 2007

/s/ John S. Edmunds John S. Edmunds	Chief Financial Officer (Principal Financial Officer)	August 6, 2007

/s/ Chris P. Siu Chris P. Siu	Chief Accounting Officer and Director of Finance (Principal Accounting Officer)	August 6, 2007

/s/ Brian R. Bachman Brian R. Bachman	Director	August 6, 2007

/s/ Hans Geyer Hans Geyer	Director	August 6, 2007

/s/ Raymond K. Ostby Raymond K. Ostby	Director	August 6, 2007

/s/ Millard Phelps Millard Phelps	Director	August 6, 2007

Schedule II
TRIDENT MICROSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs or
		Balance at	Charged as a	Adjustments
Fiscal		Beginning of	Reduction to	Charged to	Balance at
Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)
2006	Allowance for sales returns	$413	$1,062	$—	$1,475
2005	Allowance for sales returns	$300	$113	$—	$413
2004	Allowance for sales returns	$609	$—	$309	$300

		Balance at
Fiscal		Beginning of	Increase	Balance at End
Year	Description	Period	(decrease)	of Period
			(In thousands)
2006	Valuation allowance for deferred tax assets	$33,654	$(9,503)	$24,151
2005	Valuation allowance for deferred tax assets	$15,415	$18,239	$33,654
2004	Valuation allowance for deferred tax assets	$12,353	$3,062	$15,415

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit		Description
3.1		Restated Certificate of Incorporation.(1)

3.2		Certificate of Amendment of Restated Certificate of Incorporation.(12)

3.3		Amended and Restated Bylaws.(11)

3.4		Amendment to Article VIII of the Bylaws.(16)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		Specimen Common Stock Certificate.(2)

4.3
Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5	(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6	(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7	(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8	(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9	(*)	Summary description of the Company’s 401(k) plan.(2)

10.10	(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12	(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13	(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.14		Lease Agreement dated May 16, 2001 between the Company and iStar Financial , Inc. for the Company’s principal offices located at 1090 East Arques Avenue, Sunnyvale, California.(9)

10.15	(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(9)

10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(8)

10.17	(*)	Form of 1998 Stock Option Plan which replaces the 1992 Stock Option Plan.(6)

10.18	(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(10)

10.19	(+)	Form of 1996 Nonstatutory Stock Option Plan.(10)

10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (13)

10.21		2006 Executive Bonus Plan.(14)

10.22		2006 Equity Incentive Plan.(15)

21.1		List of Subsidiaries.(7)

24.1		Power of Attorney (included on signature page).(7)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2		Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1		Section 1350 Certification of Chief Executive Officer(7)

32.2		Section 1350 Certification of Chief Financial Officer (7)

1.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference from exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

3.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

5.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Incorporated by reference to the Company’s 1998 Employee Stock Purchase Plan Individual Stock Option Agreements and 1996 Nonstatutory Stock Option Plan on Form S-8 filed April 23, 1999 (File No. 333-76895).

7.	Filed herewith.

8.	Confidential treatment has been requested for a portion of this document.

9.	Incorporated by reference from exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

10.	Incorporated by reference from exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

11.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

12.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

13.	Incorporated by reference from exhibit of the same number to the Company’s Form 10-Q dated March 31, 2006.

14.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2005 and filed with the Securities and Exchange Commission on August 1, 2005.

15.	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

16.	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2007 and filed with the Securities and Exchange Commission on July 30, 2007.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.