Form 10-Q
period 2006-09-30
TRIDENT MICROSYSTEMS INC
filed 2007-08-21
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0156584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3408 Garrett Drive,
Santa Clara, California 95054-2803	94304-1030
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,747,786 shares of Common Stock, par value $0.001 per share, outstanding as of July 31, 2007.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
(In thousands, except per share amounts)		(As Restated)(1)

Revenues	$71,363	$33,203
Cost of revenues	36,031	15,652

Gross profit	35,332	17,551

Operating expenses:
Research and development	9,403	7,326
Selling, general and administrative	12,659	5,794

Total operating expenses	22,062	13,120

Income from operations	13,270	4,431
Interest income	1,147	254
Other income, net	1,145	158

Income before provision for income taxes and cumulative effect of change in accounting principle	15,562	4,843
Provision for income taxes	4,859	1,020

Income before cumulative effect of change in accounting principle	10,703	3,823
Cumulative effect of change in accounting principle, net of tax	(190)	1,819

Net income	$10,513	$5,642

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.18	$0.08
Cumulative effect of change in accounting principle	—	0.03

Net income per share — Basic	$0.18	$0.11

Net income per share — Diluted:
Income before change in accounting principle	$0.17	$0.06
Income before cumulative effect of change in accounting principle	—	0.03

Net income per share — Diluted	$0.17	$0.09

Shares used in computing net income per share — Basic	57,303	52,560

Shares used in computing net income per share — Diluted	63,116	62,049

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
(In thousands, except par values)	2006	2006 (1)
Assets

Current assets:
Cash and cash equivalents	$120,059	$103,046
Investments	46,881	49,612
Accounts receivable, net of allowance for sales returns of $2,398 at September 30, 2006 and $1,475 at June 30, 2006	13,180	4,278
Inventories	19,177	14,641
Prepaid expenses and other current assets	13,126	5,037
Deferred income tax assets	622	622

Total current assets	213,045	177,236
Property and equipment, net	6,534	3,451
Intangible assets, net	17,671	19,190
Other assets	18,464	6,366
Deferred income tax assets	947	947

Total assets	$256,661	$207,190

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,836	$19,472
Accrued expenses	30,728	21,332
Income taxes payable	35,673	11,125

Total current liabilities	89,237	51,929
Deferred income tax liabilities	502	1,604

Total liabilities	89,739	53,533

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 57,748 and 57,206 shares issued and outstanding at September 30, 2006 and at June 30, 2006, respectively	58	57
Additional paid-in capital	167,204	162,801
Accumulated deficit	(807)	(11,320)
Accumulated other comprehensive income	467	2,119

Total stockholders’ equity	166,922	153,657

Total liabilities and stockholders’ equity	$256,661	$207,190

(1)	Amounts as of June 30, 2006 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
(In thousands)		(As Restated)(1)

Cash flows from operating activities:
Net income	$10,513	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	190	(1,819)
Stock-based compensation expense	3,599	2,520
Excess tax benefits from stock-based compensation	(855)	(308)
Depreciation and amortization	323	221
Provision for sales returns	923	(113)
Amortization of intangible assets	1,519	1,229
Loss on disposal of property and equipment	9	—
Loss on investments	—	101
Minority interests in subsidiaries	—	4
Changes in assets and liabilities:
Accounts receivable	(9,825)	338
Inventories	(4,536)	(2,271)
Prepaid expenses and other current assets	1,467	(131)
Accounts payable	3,364	5,967
Accrued expenses	9,205	1,317
Income taxes payable	3,943	976

Net cash provided by operating activities	19,839	13,673

Cash flows from investing activities:
Purchases of property and equipment	(3,415)	(742)
Purchases of stock of privately held companies	(500)	—
Other assets	(571)	(374)
Purchases of minority interests in subsidiary	—	(59)

Net cash used in investing activities	(4,486)	(1,175)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	805	2,467
Excess tax benefits from stock-based compensation	855	308

Net cash provided by financing activities	1,660	2,775

Net increase in cash and cash equivalents	17,013	15,273
Cash and cash equivalents at beginning of period	103,046	37,598

Cash and cash equivalents at end of period	$120,059	$52,871

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the desktop and notebook personal computer (“PC”) market and consumer television market.
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at September 30, 2006, is in the process of being dissolved.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2007.
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
Critical Accounting Policies and Estimates Applied to the Restatement of Trident’s Consolidated Financial Statements
In calculating the amount of incremental stock-based compensation expense to record relating to the restatement of the Company’s condensed consolidated financial statements (See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings”), the Company had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. The interpretations and assumptions the Company made and the conclusions it has drawn could be disputed by others. These risks increase where there was incomplete documentation of particular grants. Where the Company had incomplete documentation, the Company considered the guidance provided by the SEC, and used all reasonably available relevant information to form conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.
In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this interpretation on its consolidated financial position, results of operations and cash flows.
In June 2006, the FASB issued Emerging Issues Task Force No. 06-02 (“EITF 06-02”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The Company offers up to two sabbatical leaves to full-time U.S. employees upon completion of 15 and 20 years of service, respectively. Each sabbatical leave has a duration of four weeks and must be taken at one time. The Company early-adopted EITF 06-02 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position, results of operations and cash flows.
Reclassification
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income.

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS
Special Committee Investigation of Historical Stock Option Grant Practices and Related Issues
In July 2007, the Company completed an independent investigation into its historical stock option grant practices and related issues. This investigation was conducted by a Special Committee of the Company’s Board of Directors. In response to a Wall Street Journal article that questioned the stock option practices at Trident and several other companies, published on May 22, 2006, the Board of Directors initiated a preliminary internal review, conducted by its outside legal counsel, into its historical stock option grant practices and related issues. Based upon the preliminary findings of that review, the Board of Directors determined that it was appropriate to conduct a formal and independent investigation of the Company’s historical stock option grant practices and related issues, and on May 26, 2006, formed a Special Committee of the Board of Directors with responsibility for the independent investigation. On June 8, 2006 and June 16, 2006, the Company received grand jury subpoenas from the U.S. Attorney for the Southern District of New York and the Northern District of California,

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
respectively, and the Company received a written request from the SEC on June 21, 2006, requesting information concerning the Company’s historical stock option grant practices and related issues. The grand jury subpoena from the U.S. Attorney for the Southern District of New York was subsequently withdrawn.
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
During the course of the investigation, the Company also adjusted its accounting for all of the options granted by its Taiwanese subsidiary, TTI, and by its Chinese subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. (“TMT”), that should have been accounted for by applying variable accounting as required by the provisions of FIN 44 and the provisions of Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, or EITF 00-23, either because the exercise price was denominated in a currency other than that of the primary economic environment of TTI or the option holders, the option agreements contained repurchase clauses, or the options were deemed to have been issued in exchange for cancellation of previously issued options or stock purchase plan shares, or the option was modified. The application of FIN 44 and EITF 00-23 resulted in additional compensation expense totaling approximately $24.1 million. The additional expense resulting from the application of EITF 00-23 did not stem from inappropriate stock option administration practices, however, the Company identified approximately 17 instances of modifications to TTI option grants that increased or decreased the number of shares, and these modifications would have required the application of variable accounting for the underlying options in any event.
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
Accordingly, in its Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three months ended September 30, 2005 are reflected in this Form 10-Q.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The restatement affected previously filed financial statements. The following schedule represents the stock compensation expense adjustments for the comparative income statement of this filing for the three months ended September 30, 2005.

	Three Months Ended September 30, 2005
		Adjustments
(In thousands, except per share amounts)	(As Reported)	(Reclassifications)	(As Restated)

Revenues	$33,203	$—	$33,203
Cost of revenues	15,646	6	15,652

Gross profit	17,557	(6)	17,551

Operating expenses:
Research and development	7,357	(31)	7,326
Selling, general and administrative	4,817	977	5,794

Total operating expenses	12,174	946	13,120

Income from operations	5,383	(952)	4,431
Interest income	254	—	254
Loss on investments	(101)	101	—
Other income, net	258	(100)	158

Income before provision for income taxes and cumulative effect of change in accounting principle	5,794	(951)	4,843
Provision for income taxes	1,201	(181)	1,020

Income before cumulative effect of change in accounting principle	4,593	(770)	3,823
Cumulative effect of change in accounting principle	171	1,648	1,819

Net income	$4,764	$878	$5,642

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.09	$(0.01)	$0.08
Cumulative effect of change in accounting principle	—	0.03	0.03

Net income per share — Basic	$0.09	$0.02	$0.11

Net income per share — Diluted:
Income before change in accounting principle	$0.08	$(0.02)	$0.06
Income before cumulative effect of change in accounting principle	—	0.03	0.03

Net income per share — Diluted	$0.08	$0.01	$0.09

Shares used in computing net income per share — Basic	52,560	—	52,560

Shares used in computing net income per share — Diluted	60,440	1,609	62,049

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following schedule represents the stock compensation expense adjustments for the comparative cash flow statement of this filing for the three months ended September 30, 2005.

	Three Months Ended September 30,
(In thousands)	2005	Adjustments	2005
	(As Reported)		(As Restated)
Cash flows from operating activities:
Net income	$4,765	$877	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(171)	(1,648)	(1,819)
Stock-based compensation expense	1,568	952	2,520
Excess tax benefits from stock-based compensation	—	(308)	(308)
Depreciation and amortization	221	—	221
Provision for sales returns	(113)	—	(113)
Amortization of intangible assets	1,229	—	1,229
Loss on investments	101	—	101
Minority interests in subsidiaries	4	—	4
Changes in assets and liabilities:
Accounts receivable	338	—	338
Inventories	(2,271)	—	(2,271)
Prepaid expenses and other current assets	(131)	—	(131)
Accounts payable	5,967	—	5,967
Accrued expenses	1,316	1	1,317
Income taxes payable	1,158	(182)	976

Net cash provided by operating activities	13,981	(308)	13,673

Cash flows from investing activities:
Purchases of property and equipment	(742)	—	(742)
Purchases of minority interests in subsidiary	(59)	—	(59)
Other assets	(374)	—	(374)

Net cash used in investing activities	(1,175)	—	(1,175)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	2,467	—	2,467
Excess tax benefits from stock-based compensation	—	308	308

Net cash provided by financing activities	2,467	308	2,775

Net increase in cash and cash equivalents	15,273	—	15,273
Cash and cash equivalents at beginning of period	37,598	—	37,598

Cash and cash equivalents at end of period	$52,871	$—	$52,871

4.	INVESTMENTS AND RELATED PARTY TRANSACTIONS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of September 30, 2006, the Company held approximately 83.6 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Due to a decrease in the market value of UMC’s stock price from July 1, 2005 to September 30, 2006, a decrease in accumulated other comprehensive income of $1.7 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, Reporting Comprehensive Income. The $1.7 million comprises a $2.8 million decrease in the market value of the Company’s investments in UMC from July 1, 2005 to September 30, 2006, less deferred income taxes of $1.1 million relating to the unrealized loss on investments. The Company received dividends from UMC in aggregate totaling $1.0 million recorded in “Other income, net” in the Statement of Income during the three months ended September 30, 2006.
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
In December 2005, the Company entered into an investment agreement (the “Agreement”) with Parade Technologies, Inc. (“Parade”). In accordance with the Agreement, the Company invested $0.5 million in Parade’s Series A Preferred Stock. In September 2006, Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, also made a $160,000 investment in Parade’s Series A Preferred Stock. The combined ownership in Parade is less than 10% of the total outstanding shares. The Company’s investment is accounted for under the cost method.
In November 2005, the Company entered into an investment agreement with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the investment agreement, the Company invested $0.5 million in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s President, also made indirect investments in Nanovata’s Series A Preferred Stock. Mr. Lin served as a director on Nanovata’s Board. The combined ownership in Nanovata is 13.6% of the total outstanding shares of Nanovata’s common stock. The Company’s investment is accounted for under the cost method.
In March 2005, the Company made a $1.1 million investment in Afa Technologies, Inc. (“Afa”). In March 2005, Dr. Jung-Herng Chang, the Company’s President, also made a $150,000 indirect investment in Afa’s common stock. The combined ownership in Afa is less than 10% of the total outstanding shares of Afa’s common stock. The Company’s investment is accounted for under the cost method.
5. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	September 30,	June 30,
(In thousands)	2006	2006

Inventories:
Work-in-progress	$8,435	$9,566
Finished goods	10,742	5,075

Total inventories	$19,177	$14,641

Accrued expenses:
Accrued compensation and benefits	$13,713	$9,633
Others	17,015	11,699

Total accrued expenses	$30,728	$21,332

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
6. INTANGIBLE ASSETS
The carrying values of our amortized acquired intangible assets as of September 30, 2006 and June 30, 2006 are as follows:

	September 30, 2006			June 30, 2006
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net

Core and developed technologies	$23,694	$(7,634)	$16,060	$23,694	$(6,249)	$17,445
Customer relationships	2,120	(509)	1,611	2,120	(375)	1,745

Total	$25,814	$(8,143)	$17,671	$25,814	$(6,624)	$19,190

Amortization of developed technologies is recorded in cost of revenues, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended
	September 30,
(In thousands)	2006	2005
Reported as:
Cost of revenues	$1,385	$1,192
Selling, general and administrative	134	36

Total	$1,519	$1,228

As of September 30, 2006, the Company estimates the amortization expense of acquired intangible assets for the remaining nine months of fiscal year 2007, from fiscal years 2008 to 2011 and thereafter, to be as follows: $4.8 million, $5.6 million, $3.6 million, $2.2 million, $1.2 million and $0.3 million.
7. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. During the three months ended September 30, 2005, the Company did not accrue for product warranty and related expenses since product issues were minimal. The following table reflects the changes in the Company’s accrued product warranty during the three months ended September 30, 2006:

Three Months
Ended
September 30,
(In thousands)	2006
Accrued product warranty, at beginning of period	$1,082
Charged to cost of revenues	(90)
Actual product warranty expenditures	(232)

Accrued product warranty, at end of period	$760

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At September 30, 2006, future minimum lease payments under these non-cancelable operating leases for the remaining nine months of fiscal year 2007, from fiscal years 2008 to 2011 were as follows: $1.2 million, $0.8 million, $0.6 million, $0.6 million and $0.5 million. Rental expense for the three months ended September 30, 2006 and 2005 was $0.7 million and $0.8 million, respectively.
Purchase Commitments
At September 30, 2006, the Company had purchase commitments in the amount of $20.1 million that were not included in the condensed consolidated balance sheet at that date. Purchase commitments represent obligations under a construction contract for our new research and development building in Shanghai, China and unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. The Company cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. While the Company cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s business, financial position, results of operation or cash flows.
Regulatory Actions
The Department of Justice is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, respectively, the Company believes that it has now filed all of its delinquent reports.
The Company has also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. The Nasdaq Board of Directors has determined that if the Company regains compliance with its filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, its officers, directors and members of its senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
9. EMPLOYEE STOCK PLANS
Equity Incentive Plans
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three months ended September 30, 2006 and 2005 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 prior to fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
For the three months ended September 30, 2006 and 2005, the fair value of options issued pursuant to the Company’s employee incentive plans was estimated at the grant date using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended
	September 30,
Employee Incentive Plans	2006	2005
Expected term (in years)	4.25	5.00
Expected volatility	65.15%	69.21%
Risk-free interest rate	4.61%	4.06%
Expected dividend rate	—	—
Weighted average fair value at grant date	$9.81	$9.87
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of option by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of Trident’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three months ended September 30, 2006 and 2005, the Company adjusted stock-based compensation expense based on its actual forfeitures.
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle totaling $1.8 million, net of tax, for the three months ended September 30, 2005, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005. During the three months ended September 30, 2006, total stock-based compensation expense recognized in income before taxes was $3.6 million and there was no related recognized tax benefit. During the three months ended September 30, 2005 total stock-based compensation expense recognized in income before taxes was $2.5 million, and there was no related recognized tax benefit. Total compensation cost of options granted but not yet vested as of September 30, 2006 was $31.4 million, which is expected to be recognized over the weighted average period of 1.4 years.
The following table summarizes Trident’s stock-based award activities for the three months ended September 30, 2006:

		Options Outstanding
				Weighted Average
				Remaining
(In thousands, except per share data	Shares Available		Weighted Average	Contractual Term	Aggregate Intrinsic
and contractual term)	for Grant	Number of Shares	Exercise Price	(in Years)	Value
Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(15)	—	—
Granted	(292)	292	17.98
Exercised	—	(541)	1.49
Cancelled, forfeited or expired	42	(42)	9.06
Restricted stock granted (1)	(69)	—	—

Balance at September 30, 2006	5,001	9,303	$5.07	7.4	$169,410

Vested and expected to vest at September 30, 2006		9,109	$5.00	7.4	$166,493

Exercisable at September 30, 2006 (2)		3,519	$2.26	6.2	$73,883

(1)	Restricted stock is deducted from shares available for grant under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) at a 1 to 1.38 ratio. The grant of these shares of restricted stock is not effective until the Company files a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan.

(2)	Effective at the close of trading on Monday, September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company becomes current in the filing of its periodic reports with the SEC and files a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan. This suspension has continued in effect through the date of the filing of this Quarterly Report on Form 10-Q.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $23.26 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes Trident restricted stock activities for the three months ended September 30, 2006:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value

Nonvested stock balance at June 30, 2006	—	$—
Granted	50	16.11
Vested	—	—
Forfeited	—	—

Nonvested stock balance at September 30, 2006	50	$16.11

As of September 30, 2006, there was $0.7 million of total unrecognized compensation expense related to restricted stock granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.8 years.
10. COMPREHENSIVE INCOME
Under SFAS No. 130, Reporting Comprehensive Income, any unrealized gains or losses on short-term investments that are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of September 30, 2006 and June 30, 2006, the components of accumulated other comprehensive income related to unrealized gains, net of tax, of $0.5 million and $2.1 million, respectively, on the Company’s investment in UMC common stock. Unrealized losses of $1.7 million and $1.1 million were recorded in the three months ended September 30, 2006 and 2005, respectively. Comprehensive income totaled $8.9 million and $4.5 million in the three months ended September 30, 2006 and 2005, respectively.
11. NET INCOME PER SHARE
The following table sets forth the computation of net basic and diluted net income per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2006	2005
		(As Restated)

Net income	$10,513	$5,642

Basic weighted average shares outstanding	57,303	52,560
Dilutive effect of potential common shares	5,813	9,489

Diluted weighted average shares outstanding	63,116	62,049

Net income per share — Basic	$0.18	$0.11

Net income per share — Diluted	$0.17	$0.09

Dilutive potential common shares consist primarily of stock options. Stock options to purchase 1,347,000 shares, and 566,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended September 30, 2006 and 2005, respectively because these options were anti-dilutive.
12. SEGMENT INFORMATION AND MAJOR CUSTOMERS
Segment Information
The Company operates in one reportable segment: digital media. The digital media business segment designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the consumer television market and the desktop and notebook PC market.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended
	September 30,
(In thousands)	2006	2005

Revenues:
South Korea	$28,001	$10,553
Japan	23,191	12,819
China	12,093	6,132
Taiwan	3,964	2,703
United States	205	191
Others	3,909	805

Total	$71,363	$33,203

Revenues by region were classified based on the locations of the customers’ headquarters, not the shipping destinations of the products.
Major Customers
The following table shows the percentage of our revenues for the three months ended September 30, 2006 and 2005 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Three Months Ended
	September 30,
	2006	2005

Revenues:
Customer A	38%	30%
Customer B	26%	26%
Customer C	—	11%
The Company had a high concentration of accounts receivable with one customer. As of September 30, 2006 and June 30, 2006, Customer A accounted for 82% and 91%, respectively, of total accounts receivable.
13. SUBSEQUENT EVENTS
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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, respectively, the Company believes that it has now filed all of its delinquent reports.
The Company has also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. The Nasdaq Board of Directors has determined that if the Company regains compliance with its filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
In March 2007, the Company sold its investment in Afa Technologies, Inc. for approximately $1.2 million. See Note 4, “Investments and Related Party Transactions.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Quarterly Report on Form 10-Q as well as in the Risk Factors section included in our Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”) filed with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on June 30 of each year.
Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings
Special Committee Investigation of Historical Stock Option Grant Practices and Related Issues
We delayed the filing of this Quarterly Report on Form 10-Q pending completion of a previously announced independent investigation into our historical stock option grant practices and related issues. This investigation was conducted by a Special Committee of our Board of Directors. In response to a Wall Street Journal article that questioned the stock option practices at Trident and several other companies, published on May 22, 2006, the Board of Directors initiated a preliminary internal review, conducted by our outside legal counsel, into our historical stock option grant practices and related issues. Based upon the preliminary findings of that review, the Board of Directors determined that it was appropriate to conduct a formal and independent investigation of our historical stock option grant practices and related issues, and on May 26, 2006, formed a Special Committee of the Board of Directors with responsibility for the independent investigation. On June 8, 2006 and June 16, 2006, we received grand jury subpoenas from the U.S. Attorney for the Southern District of New York and the Northern District of California, respectively, and we received a written request from the SEC on June 21, 2006, requesting information concerning our historical stock option grant practices and related issues. The grand jury subpoena from the U.S. Attorney for the Southern District of New York was subsequently withdrawn.
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
Accordingly, in our Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), we included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three months ended September 30, 2005 are reflected in this Quarterly Report on Form 10-Q.
Overview of the Business
We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes. Our system-on-chip semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to users.
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top two customers accounted for 64% of our total revenues for the three months ended September 30, 2006. For the three months ended September 30, 2006, sales to two customers, Midoriya (a distributor for Sony) and Samsung, each accounted for more than 10% of total revenues. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing DPTVTM market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI, which was 99.9% owned by Trident at September 30, 2006, is in the process of being dissolved.

References to “we,” “our,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TMT, TML, TTI and TMFE.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, investments, allowance for sales returns, inventories, intangible assets, product warranty, income taxes and litigation and other loss contingencies. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates could be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Form 10-K for fiscal 2006. There have been no changes to these critical accounting policies subsequent to June 30, 2006.
Results of Operations
Financial Data for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.
Revenues

(Dollars in millions)	Three Months Ended
	September 30,	September 30,	Percent
Revenues by region	2006	2005	Change

South Korea	$28.0	$10.6	165%
Japan	23.2	12.8	81%
China	12.1	6.1	97%
Rest of world	8.1	3.7	118%

Total revenues	$71.4	$33.2	115%

Digital media product revenues represented substantially all of our total revenues for the three months ended December 31, 2006 and 2005. The significant increase in revenues for the three months ended September 30, 2006 was primarily attributed to continued success of our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of our products increased by approximately 179% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 23% over the same time period. For the three months ended September 30, 2006, two customers each accounted for more than 10% of revenues. For the three months ended September 30, 2005, three customers accounted for more than 10% of revenues. For the three months ended September 30, 2006 and 2005, approximately 51% and 52%, respectively, of our total revenues were generated through distributors.
Revenues from customers in Asia, primarily South Korea, Japan and China, accounted for 39%, 32% and 17%, respectively, of our revenues for the three months ended September 30, 2006. Revenues from customers in Asia, primarily Japan, South Korea and China accounted for 39%, 32% and 18%, respectively, of our revenues for the three months ended September 30, 2005. Revenues increased in all regions primarily due to continued success of our standalone image process controllers largely in the digital process television markets. We expect customers from Asia will continue to account for a significant portion of our revenues in future periods.

Gross Margin

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in millions)	2006	2005	Change
	(As Restated)

Gross profit	$35.3	$17.6	101%
Gross margin	49.5%	52.9%
Gross margin for the three months ended September 30, 2006 decreased to 49.5% from 52.9% for the three months ended September 30, 2005. The decline was predominantly due to increased sales of SVP—PX in September 2006 which comprised 59% of our total revenues during the quarter and has a somewhat lower gross margin than some of our previous products. As the SVP-PX becomes an increasingly larger part of the revenue mix the Company expects that gross margins may decline by 100 basis points per quarter or more as a result of this shift in mix of product sales.
During the three months ended September 30, 2006, revenues from the sale of previously reserved products were $0.2 million or 0.2% of total revenues as compared to $0.7 million or 2.1% of total revenues from the same quarter one year earlier. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three months ended September 30, 2006 in the amounts of approximately $0.3 million as compared to approximately $1.1 million for the same three month period of the previous year.
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
We believe that the prices of our products will continue to decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain relatively constant. Our strategy is to maintain and optimize gross margins by (i) managing average selling price erosion in pricing negotiations with customers, (ii) developing new and more advanced products that can add relative value to the selling price, (iii) reducing manufacturing costs by improving production yields, (iv) aggressively developing more cost effective products and (v) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2006	2005	Change
	(As Restated)

Research and development	$9,403	$7,326	28%
As a percentage of total revenues	13%	22%
The increase in research and development expenses for the three months ended September 30, 2006 was primarily the result of additional tape-out expenditures of $1.0 million due to increased research expenditures relating to our SVP-LX and SVP-CX products, increased spending on additional personnel of $0.6 million due to increases in headcount, salaries and bonuses and additional stock-based compensation expense of $0.5 million. The decrease in research and development expenses as a percentage of total revenues was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital media markets in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.

Selling, General and Administrative

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2006	2005	Change
	(As Restated)

Selling, general and administrative	$12,659	$5,794	118%
As a percentage of total revenues	18%	17%
The increase in selling, general and administrative expenses for the three months ended September 30, 2006 was primarily attributed to: (i) increased professional fees of $4.5 million primarily relating to the cost of the investigation into our historical stock option practices, (ii) increased third-party sales representative commission expenses of $1.5 million due to increased product sales, (iii) increased stock-based compensation expense of $0.5 million and (iv) increased bonus accruals of $0.2 million. The increase in selling, general and administrative expenses as a percentage of revenues is primarily attributable to increases in professional fees primarily relating to the cost of the investigation into our historical stock option practices. We will continue to monitor and control our selling, general and administrative expenses.
Interest Income

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2006	2005	Change

Interest income	$1,147	$254	352%
As a percentage of total revenues	2%	1%
The increase in interest income for the three months ended September 30, 2006 was attributable to increases in cash balance and interest rate compared to the three months ended September 30, 2005.
Other Income, Net

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2006	2005	Change

Other income, net	$1,145	$158	625%
As a percentage of total revenues	2%	0%
The increase in other income for the three months ended September 30, 2006 was attributable to an increase in dividend income of $0.8 million relating to our UMC investment compared to the three months ended September 30, 2005.
Provision for Income Taxes

	Three Months Ended
	September 30,	September 30,
	2006	2005	Change
		(As restated)

Effective income tax rate	31%	21%	10%
Provision for income taxes of $4.9 million was recorded for the three months ended September 30, 2006 compared to $1.0 million for the three months ended September 30, 2005. The increase in effective income tax rate was primarily due to increased profits generated from operations in foreign jurisdictions where we were subject to tax and the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s group.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2006	2005	Change
Cumulative Effect of Change in Accounting Principle	$(190)	$1,819	(110%)
In the first quarter of fiscal 2007, we early-adopted EITF 06-02, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative effect of change in accounting principle totaling $0.2 million. The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle totaling $1.8 million, net of tax, for the three months ended September 30, 2005, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

	September 30,	June 30,
(In millions)	2006	2006
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$120.1	$103.0
Short-term investments	46.9	49.6

Total	$167.0	$152.6

Our primary cash inflows and outflows for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,	September 30,
(In millions)	2006	2005
Net cash flow provided by (used in):
Operating activities	$19.8	$13.7
Investing activities	(4.5)	(1.2)
Financing activities	1.7	2.8

Net increase in cash and cash equivalents	$17.0	$15.3

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended September 30, 2006, the largest contributing factors to the significant increase in cash provided by operating activities were income generated from operations, decreases in prepaid expenses and other current assets (after excluding a noncash transaction that significantly increased prepaid expenses and other current assets), increases in accounts payable, accrued expenses and income taxes payable, partially offset by increases in accounts receivable and inventories. For the three months ended September 30, 2005, the majority of the increase in cash provided by operating activities was primarily due to income generated from operations and increases in accounts payable and accrued expenses, partially offset by increased inventories.
During the three months ended September 30, 2006, prepaid expenses and other current assets increased as a result of prepaid taxes recorded in connection with intercompany profit on assets remaining within Trident’s group. Excluding this noncash transaction, prepaid expenses and other current assets decreased primarily due to amortization of prepaid software license fees. Accounts payable increased due to increases in inventories and cost of revenues, which related to increased revenues. Accrued expenses increased primarily due to accrued professional fees relating to our investigation into our historical stock option grants and to an increase in accrued stock option exercise proceeds due to an increase in employee stock option exercises in the three months ended September 30, 2006. Income taxes payable increased primarily due to the tax provision made for profitable operations during the three months ended September 30, 2006. Accounts receivable increased due to increased sales volume to our customers and timing of collections. Inventories increased primarily to meet anticipated customer demands. During the three months ended September 30, 2005, accounts payable increased primarily due to increased volume of business with vendors and timing of payments. Accrued expenses increased primarily due to accrued commissions and bonuses largely as a result of our increased revenue for the three months ended September 30, 2005. Inventories increased primarily to meet anticipated customer demands.
Investing Activities
During the three months ended September 30, 2006, $4.5 million was used by investing activities. Approximately $3.4 million of this amount was used for the purchase of property and equipment, of which $2.9 million related to the construction of our new research facility in Shanghai, China, which was recorded in Construction in progress. $0.5 million was used for the purchase of new fixed assets relating to research and development equipment, leasehold improvements for our facilities in Taiwan and Japan, and office equipment. We used $0.6 million of cash for the purchase of certain engineering software licenses and $0.5 million for investment in a privately-held company. During the three months ended September 30, 2005, we used $0.7 million for the purchase of property and equipment. We used $0.4 million of cash for the purchase of certain engineering software licenses.
Financing Activities
During the three months ended September 30, 2006, $0.8 million of net cash was provided by financing activities relating to the proceeds received from exercise of stock options, which increased over the period as a result of the increase in our stock prices compared to prior periods. During the three months ended September 30, 2005, $2.5 million of net cash was provided by financing activities relating to the proceeds received from exercise of stock options.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2006 (in millions):

	Payments Due By Period
	Less than 1
(In millions)	Year	1 — 3 Years	3 — 5 Years	Beyond	Total
Operating Leases (1)	$1.4	$1.4	$0.9	$—	$3.7
Building construction contract (2)	14.8	—	—	—	14.8
Purchase obligations (3)	5.2	0.1	—	—	5.3

Total	$21.4	$1.5	$0.9	$—	$23.8

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2006.

(2)	We are currently constructing a new research and development building in Shanghai which we expect to be completed during the first quarter of fiscal 2008.

(3)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
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

On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. The Nasdaq Board of Directors has determined that if we regain compliance with our filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
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
In connection with certain agreements that we have executed in the past, we have on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Historically, these provisions have not resulted in any material liability for us, however, there can be no assurance that will be the case in the future. In addition, maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our consolidated financial statements for such indemnifications.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our fiscal years beginning July 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.
In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for our fiscal years beginning July 1, 2007. We are evaluating the impact of the provisions of this interpretation on our consolidated financial position, results of operations and cash flows.
In June 2006, the FASB issued EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. We offer up to two sabbatical leaves to full-time U.S. employees upon completion of 15 and 20 years of service, respectively. Each sabbatical leave has a duration of four weeks and must be taken at one time. We early-adopted EITF 06-02 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our first quarter of fiscal year 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan and China. The functional currency of all our operations is the U.S. dollar. However, a portion of our cash is denominated in foreign currencies and could be subject to foreign currency exchange rate risk. Although some expenses are incurred in local currencies by our Taiwan and China operations, substantially all of our transactions are made in U.S. dollars. Therefore, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. Since we have a research and development facility in Shanghai, China and sales offices in Beijing and Shenzhen, China, our operating expenses may increase in the future due to the continued appreciation of China’s currency, Renminbi, compared to the U.S. dollar.
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2006, approximately $120.1 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in a foreign technology company and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which this company participates. As of September 30, 2006, we had available-for-sale equity investments with a fair market value of $46.9 million, all relating to shares of UMC held by us. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately held companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of September 30, 2006, the balance of our long-term equity investments in privately held companies was approximately $4.3 million.

ITEM 4. CONTROLS AND PROCEDURES
Stock Option Investigation
As discussed in Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings,” to our Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have been engaged in an investigation into our historical stock option grant practices and related issues. As a result of the findings from this investigation, we restated certain previously filed annual and quarterly financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, to record additional stock-based compensation expense.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our management concluded that our disclosure controls and procedures were not effective, as of September 30, 2006, at the reasonable assurance level.
These material weaknesses related to our failure to maintain an effective control environment and maintenance of insufficient controls relating to our stock-based compensation expense, as follows.
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
Notwithstanding our conclusion that our disclosure controls were not effective as of September 30, 2006, at the reasonable assurance level, as a result of the material weaknesses identified above, we believe our unaudited condensed consolidated financial statements presented in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2006, we completed the following changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
•	In July 2006, the Board of Directors modified our stock option granting processes by limiting the delegation of authority previously given to our former Chief Executive Officer so that he could only grant options to newly hired employees who were not executive officers, in amounts of up to 90,000 shares per employee, with a grant date only on the employment start date. At the same time, the Board of Directors directed that all other grants be made by the Board of Directors or the Compensation Committee of the Board of Directors.

•	In July 2006, the Board of Directors added Mr. Raymond K. Ostby as a member of the Board of Directors, and as a member of the Audit Committee and Special Committee. Mr. Ostby has over 30 years of experience as a senior financial executive and has served as the chief financial officer of public and private corporations.
Remediation of Material Weaknesses
Since the end of our quarter ended September 30, 2006, we have taken significant actions to remediate the material weaknesses noted above, as described under Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
From time to time, we are involved in other legal proceedings arising in the ordinary course of its business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Report and the Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
We have also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. The Nasdaq Board of Directors has determined that if the Company regains compliance with its filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
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

ITEM 1A. RISK FACTORS
There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006, other than as follows:
Under the risk entitled “Due to the failure to meet continued listing standards, we may be delisted from the Nasdaq Global Market, which could adversely affect our stock price and our ability to raise capital” we previously disclosed that we had submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the Nasdaq listing requirements, and requested a continued stay of the decision to delist our common stock. We hereby update this risk factor to disclose that on August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
We also previously disclosed our request for an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. We update this information to disclose that the Nasdaq Board of Directors has determined that if we regain compliance with our filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)
3.3	Amended and Restated Bylaws.(3)
3.4	Amendment to Article VIII of the Bylaws.(4)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Common Stock Certificate.(5)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)
32.1	Section 1350 Certification of Chief Executive Officer(7)
32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: August 21, 2007	By:	/s/ John S. Edmunds
John S. Edmunds
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)
3.3	Amended and Restated Bylaws.(3)
3.4	Amendment to Article VIII of the Bylaws.(4)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Common Stock Certificate.(5)
4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)
32.1	Section 1350 Certification of Chief Executive Officer(7)
32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith.