Form 10-Q
period 2006-12-31
TRIDENT MICROSYSTEMS INC
filed 2007-08-21
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification Number)

3408 Garrett Drive, Santa Clara, California 95054-2803 (Address of principal executive offices)	94304-1030 (Zip Code)
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

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
(In thousands, except per share amounts)		(As Restated)(1)		(As Restated)(1)
Revenues	$68,260	$40,614	$139,623	$73,817
Cost of revenues	33,647	19,731	69,678	35,383

Gross profit	34,613	20,883	69,945	38,434
Operating expenses:
Research and development	10,973	8,359	20,376	15,685
Selling, general and administrative	12,864	6,177	25,523	11,971

Total operating expenses	23,837	14,536	45,899	27,656

Income from operations	10,776	6,347	24,046	10,778
Interest income	1,174	483	2,321	737
Other income (expense), net	127	(8)	1,272	150

Income before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	12,077	6,822	27,639	11,665
Provision for (benefit from) income taxes	4,848	(371)	9,707	649

Income before cumulative effect of change in accounting principle	7,229	7,193	17,932	11,016
Cumulative effect of change in accounting principle	—	—	(190)	1,819

Net income	$7,229	$7,193	$17,742	$12,835

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.13	$0.13	$0.31	$0.21
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Basic	$0.13	$0.13	$0.31	$0.24

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.11	$0.12	$0.28	$0.18
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Diluted	$0.11	$0.12	$0.28	$0.21

Shares used in computing net income per share — Basic	57,748	53,591	57,527	53,076

Shares used in computing net income per share — Diluted	63,501	62,418	63,316	62,263

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(In thousands, except par values)	2006	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$137,554	$103,046
Investments	51,990	49,612
Accounts receivable, net of allowance for sales returns of $1,070 at December 31, 2006 and $1,475 at June 30, 2006	8,665	4,278
Inventories	12,648	14,641
Prepaid expenses and other current assets	12,640	5,037
Deferred income tax assets	622	622

Total current assets	224,119	177,236

Property and equipment, net	6,772	3,451
Intangible assets, net	16,152	19,190
Other assets	17,259	6,366
Deferred income tax assets	947	947

Total assets	$265,249	$207,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,608	$19,472
Accrued expenses	31,679	21,332
Income taxes payable	37,224	11,125
Deferred income tax liabilities	942	—

Total current liabilities	84,453	51,929
Deferred income tax liabilities	1,604	1,604

Total liabilities	86,057	53,533

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 57,748 and 57,206 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	58	57
Additional paid-in capital	169,180	162,801
Retained earnings (accumulated deficit)	6,422	(11,320)
Accumulated other comprehensive income	3,532	2,119

Total stockholders’ equity	179,192	153,657

Total liabilities and stockholders’ equity	$265,249	$207,190

(1)	Amounts as of June 30, 2006 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
(In thousands)		(As Restated)(1)
Cash flows from operating activities:
Net income	$17,742	$12,835
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	190	(1,819)
Stock-based compensation expense	7,101	6,035
Excess tax benefit from stock-based compensation	(855)	(1,013)
Depreciation and amortization	696	457
Provision for sales returns	(405)	143
Amortization of intangible assets	3,038	2,428
Loss on disposal of property and equipment	17	—
Loss on investments	—	268
Minority interests in subsidiaries	—	4
Deferred income taxes	—	(2,142)
Changes in assets and liabilities:
Accounts receivable	(3,982)	1,744
Inventories	1,993	(1,634)
Prepaid expenses and other current assets	2,587	(584)
Accounts payable	(4,864)	4,815
Accrued expenses	8,630	4,675
Income taxes payable	5,494	2,753

Net cash provided by operating activities	37,382	28,965

Cash flows from investing activities:
Purchases of property and equipment	(4,034)	(1,134)
Purchases of stock of privately held companies	(500)	(1,492)
Other assets	—	(475)
Purchase of minority interests in subsidiaries	—	(58)

Cash used in investing activities	(4,534)	(3,159)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	805	4,248
Excess tax benefit from stock-based compensation	855	1,013

Cash provided by financing activities	1,660	5,261

Net increase in cash and cash equivalents	34,508	31,067
Cash and cash equivalents at beginning of period	103,046	37,598

Cash and cash equivalents at end of period	$137,554	$68,665

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
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
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at December 31, 2006, is in the process of being dissolved.
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
Critical Accounting Policies and Estimates Applied to the Restatement of Trident’s Consolidated Financial Statements
In calculating the amount of incremental stock-based compensation expense to record relating to the restatement of the Company’s condensed consolidated financial statements, (See Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings”), the Company had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. The interpretations and assumptions the Company made and the conclusions it has drawn could be disputed by others. These risks increase where there was incomplete documentation of particular grants. Where the Company had incomplete documentation, the Company considered the guidance provided by the SEC, and used all reasonably available relevant information to form conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred.

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
In June 2006, the FASB issued EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The Company offers up to two sabbatical leaves to full-time U.S. employees upon completion of 15 and 20 years of service, respectively. Each sabbatical leave has duration of four weeks and must be taken at one time. The Company early adopted EITF 06-02 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our first quarter of fiscal year 2008. The Company is currently evaluating the impact that this pronouncement may have on our consolidated financial position, results of operations and cash flows.
3. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS
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
Accordingly, in its Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three and six months ended December 31, 2005 are reflected in this Quarterly Report on Form 10-Q.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The restatement affected previously filed financial statements. The following schedule represents the stock compensation expense adjustments for the comparative income statement of this filing for the three and six months ended December 31, 2005.

	Three Months Ended			Six Months Ended
	December 31, 2005			December 31, 2005
	(As	Adjustments	(As	(As	Adjustments	(As
(In thousands, except per share data)	Reported)	(reclassifications)	Restated)	Reported)	(reclassifications)	Restated)

Revenues	$40,614		$40,614	$73,818	$(1)	$73,817
Cost of revenues	19,697	34	19,731	35,343	40	35,383

Gross profit	20,917	(34)	20,883	38,475	(41)	38,434
Operating expenses:
Research and development expenses	8,166	193	8,359	15,523	162	15,685
Selling, general and administrative expenses	5,098	1,079	6,177	9,915	2,056	11,971

Total operating expenses	13,264	1,272	14,536	25,438	2,218	27,656

Income from operations	7,653	(1,306)	6,347	13,037	(2,259)	10,778
Loss on investments	(167)	167	—	(268)	268	—
Interest and other income (expense), net	642	(642)	—	1,154	(1,154)	—
Interest income	—	483	483	—	737	737
Other income (expense), net	—	(8)	(8)	—	150	150

Income before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	8,128	(1,306)	6,822	13,923	(2,258)	11,665
Provision for (benefit from) income taxes	(414)	43	(371)	787	(138)	649

Income before cumulative effect of change in accounting principle	8,542	(1,349)	7,193	13,136	(2,120)	11,016
Cumulative effect of change in accounting principle	—	—	—	171	1,648	1,819

Net income	$8,542	$(1,349)	$7,193	$13,307	$(472)	$12,835

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.16	$(0.03)	$0.13	$0.25	$(0.04)	$0.21
Cumulative effect of change in accounting principle	—	—	—	—	0.03	0.03

Net income per share — Basic	$0.16	$(0.03)	$0.13	$0.25	$(0.01)	$0.24

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.14	$(0.02)	$0.12	$0.22	$(0.04)	$0.18
Cumulative effect of change in accounting principle	—	—	—	—	0.03	0.03

Net income per share — Diluted	$0.14	$(0.02)	$0.12	$0.22	$(0.01)	$0.21

Shares used in computing net income per share — Basic	53,591	—	53,591	53,076	—	53,076

Shares used in computing net income per share — Diluted	60,842	1,576	62,418	60,638	1,625	62,263

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following schedule represents the stock compensation expense adjustments for the comparative cash flow statement of this filing for the six months ended December 31, 2005.

	Six Months Ended December 31, 2005
(In thousands, except per share data)	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$13,307	$(472)	$12,835
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(171)	(1,648)	(1,819)
Stock-based compensation expense	3,777	2,258	6,035
Excess tax benefit from share-based compensation	—	(1,013)	(1,013)
Depreciation and amortization	457	—	457
Provision for sales returns	143	—	143
Loss on investments	268	—	268
Amortization of intangible assets	2,428	—	2,428
Minority interests in subsidiaries	3	1	4
Deferred income taxes	(2,158)	16	(2,142)
Changes in assets and liabilities:
Accounts receivable	1,744	—	1,744
Inventories	(1,634)	—	(1,634)
Prepaid expenses and other current assets	(584)	—	(584)
Accounts payable	4,815	—	4,815
Accrued expenses	4,675	—	4,675
Income taxes payable	2,908	(155)	2,753

Net cash provided by operating activities	29,978	(1,013)	28,965

Cash flows from investing activities:
Purchases of property and equipment	(1,134)	—	(1,134)
Purchases of stock of privately held companies	(1,492)	—	(1,492)
Purchase of minority interests in subsidiary	(58)	—	(58)
Other assets	(475)	—	(475)

Net cash used in investing activities	(3,159)	—	(3,159)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,248	—	4,248
Excess tax benefit from stock-based compensation	—	1,013	1,013

Net cash provided by financing activities	4,248	1,013	5,261

Net increase in cash and cash equivalents	31,067	—	31,067
Cash and cash equivalents at beginning of period	37,598	—	37,598

Cash and cash equivalents at end of period	$68,665	$—	$68,665

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Impact of Internal Revenue Code Section 409A
In December 2006, certain Company employees subject to taxation in the United States held options that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date. Such options fell into two categories: (i) those that were remeasured for financial accounting purposes as a result of the Company’s investigation into its historical stock option practices, and (ii) those that were originally granted to purchase shares of the Company’s Taiwanese subsidiary, TTI, at a low fixed exercise price, below fair market value, as provided by the terms of the TTI equity plan. In December 2006, and as further described below, the Company allowed these employees to amend such options to potentially meet the requirements of United States Internal Revenue Code Section 409A (“Section 409A”) and avoid unfavorable tax consequences by (i) retroactively increasing the exercise price on such options that vested in calendar 2005 or calendar 2006 and were exercised during calendar 2006, and/or (ii) retaining the same exercise price as to any vested options that were not exercised through December 31, 2006 and unvested options that would vest in calendar 2007 or beyond, provided the exercise of such options was scheduled under a formal plan specifying the year of exercise.
As disclosed previously in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, approximately 237,000 options were held by employees as to which the exercise price was increased due to the modification of measurement dates as a result of the findings of the Company’s internal investigation into its stock option granting practices and related accounting. Accordingly, non-officer employees holding such options became obligated to pay the Company an additional $1 million upon exercise of such options. In the third quarter of fiscal 2007, the Company paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.7 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $0.3 million of these bonuses could effectively be repaid to the Company only if and when the remaining options are exercised. In addition, options to purchase approximately 1 million of such shares were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A.
In addition, approximately 3.2 million options, issued in exchange for options originally granted by TTI, were held by employees who are subject to the unfavorable tax consequences of Section 409A. The original grant of these options at a low fixed exercise price, as provided by the terms of the TTI equity plan, resulted in the options being granted at less than the underlying fair market value per share. The application of Section 409A to these options was not the result of the modification of measurement dates due to the Company’s investigation into its historical stock option granting practices. The Company adjusted the exercise prices for approximately 2.0 million of these options and employees holding such options became obligated to pay the Company an additional $1.6 million upon exercise of such options. In the third quarter of fiscal 2007, the Company paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.3 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $1.3 million of these bonuses could effectively be repaid to the Company only if and when the remaining options are exercised. In addition, options to purchase approximately 1.2 million of such shares vesting in 2007 and beyond were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A.
In aggregate, during the three months ended December 31, 2006, the Company amended options to purchase 2.2 million shares of the Company’s common stock and committed to make aggregate cash payments of $2.6 million to participating employees. The Company accrued this aggregate liability in the three months ended December 31, 2006, which was included as a component of “Accrued expenses” in the condensed consolidated balance sheet as of December 31, 2006. During the three months ended December 31, 2006, the Company recorded compensation cost of $0.1 million and $1.5 million as a decrease in additional paid-in capital in connection with Section 409A. In addition, these employees became obligated to pay the Company an additional $2.6 million should they choose to exercise their stock options as to which the exercise price was increased. During the three months ended December 31, 2006, the Company collected approximately $1.0 million from employees following exercises of a portion of these options.
4. INVESTMENTS AND RELATED PARTY TRANSACTIONS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock, and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of December 31, 2006, the Company held approximately 83.6 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Due to a decrease in the market value of UMC’s stock price from July 1, 2006 to December 31, 2006, an increase in accumulated other comprehensive income of $1.4 million was recorded in equity as “accumulated other comprehensive income” in accordance with SFAS No. 130, Reporting Comprehensive Income. The $1.4 million comprises a $2.3 million increase in the market value of the Company’s short-term investment in UMC from July 1, 2006 to December 31, 2006, less deferred income taxes of $0.9 million relating to unrealized gain. The Company received dividends from UMC in aggregate totaling $1.0 million recorded in “Other income (expense), net” in the Statement of Income during the six months ended December 31, 2006.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
5. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	December 31,	June 30,
(In thousands)	2006	2006
Inventories:
Work-in-progress	$7,418	$9,566
Finished goods	5,230	5,075

Total inventories	$12,648	$14,641

Accrued expenses:
Accrued compensation and benefits	$17,524	$9,633
Others	14,155	11,699

Total accrued expenses	$31,679	$21,332

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
6. INTANGIBLE ASSETS
The carrying values of our amortized acquired intangible assets as of December 31, 2006 and June 30, 2006 are as follows:

	December 31, 2006			June 30, 2006
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$23,694	$(9,019)	$14,675	$23,694	$(6,249)	$17,445
Customer relationships	2,120	(643)	1,477	2,120	(375)	1,745

Total	$25,814	$(9,662)	$16,152	$25,814	$(6,624)	$19,190

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2006	2005	2006	2005
Reported as:
Cost of revenues	$1,385	$1,164	$2,770	$2,356
Selling, general and administrative	134	36	268	72

Total	$1,519	$1,200	$3,038	$2,428

As of December 31, 2006, the Company estimates that the amortization expense of acquired intangible assets for the remaining six months of fiscal year 2007, for fiscal years 2008 to 2011 and thereafter, to be as follows: $3.3 million, $5.6 million, $3.6 million, $2.2 million, $1.2 million and $0.3 million.
7. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The following table reflects the changes in the Company’s accrued product warranty during the three and six months ended December 31, 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2006	2005	2006	2005
Accrued product warranty, at beginning of period	$760	$—	$1,082	$—
Charged to cost of revenues	317	140	227	140
Actual product warranty expenditures	(441)	—	(673)	—

Accrued product warranty, at end of period	$636	$140	$636	$140

8. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 2006, future minimum lease payments under these non-cancelable operating leases for the remaining six months of fiscal year 2007, from fiscal years 2008 through 2011 were as follows $0.8 million, $0.9 million, $0.6 million,

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
$0.6 million and $0.5 million. Rental expense for the three months ended December 31, 2006 and 2005 was $0.6 million and $3.1 million, respectively and for the six months ended December 31, 2006 and 2005 rental expenses was $1.3 million and $4.4 million, respectively.
Purchase Commitments
At December 31, 2006, the Company had purchase commitments in the amount of $27.5 million which were not included in the condensed consolidated balance sheet at that date. Purchase commitments represent obligations under a construction contract for our new research and development building in Shanghai, China and unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. The Company cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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
Nasdaq Proceedings
As a result of the delayed filing of its periodic reports with the SEC, on October 2, 2006, the Company received a Nasdaq staff determination letter indicating that it had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), due to its failure to timely file its Annual Report on Form 10-K for fiscal 2006, and that its securities are, therefore, subject to delisting from the Nasdaq Global Market. The Company received and announced three additional Nasdaq staff determination letters with respect to its failure to timely file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to its failure to hold an annual meeting of stockholders during fiscal 2007. The Company requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified the Company that the exception had been granted, and that it would continue to list the Company’s shares on the Nasdaq Global Market, provided that the Company file its Form 10-K for fiscal 2006, its Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. The Company appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend the Company’s securities from trading, pending further action by the Listing Council.
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, the Company believes that it has now filed all of its delinquent reports.
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
9. EMPLOYEE STOCK PLANS
Equity Incentive Plans
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three and six months ended December 31, 2006 and 2005 reflect the impact of SFAS 123(R) using the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2006 and 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 prior to fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
In the three and six months ended December 31, 2006 and 2005, the fair value of options issued pursuant to the Company’s employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Employee Incentive Plans	2006	2005	2006	2005
Expected term (in years)	4.25	5.00	4.25	5.00
Expected volatility	62.58%	67.71%	64.63%	69.01%
Risk-free interest rate	4.72%	4.21%	4.63%	4.08%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$12.25	$9.84	$10.31	$9.86
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of Trident’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and six months

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
ended December 31, 2006 and 2005, the Company adjusted stock-based compensation expense based on its actual forfeitures.
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million, net of tax, for the six months ended December 31, 2005, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005. During the three and six months ended December 31, 2006, total share-based compensation expense recognized in income before taxes was $3.5 million and $7.1 million, respectively, and there was no related tax benefit, during the three and six months ended December 31, 2006. During the three and six months ended December 31, 2005 total share-based compensation expense recognized in income before taxes was $3.5 and $6.0 million, respectively, and there was no related recognized tax benefit, during the three and six months ended December 31, 2005. Total compensation cost of options granted but not yet vested as of December 31, 2006 was $28.8 million, which is expected to be recognized over the weighted average period of 1.3 years.
The following table summarizes Trident’s stock-based award activities for the six months ended December 31, 2006:

		Options Outstanding
				Weighted
				Average
			Weighted	Remaining
(In thousands, except per share data and contractual	Shares Available	Number of	Average Exercise	Contractual	Aggregate
term)	for Grant	Shares	Price	Term (in Years)	Intrinsic Value
Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(218)	—	—
Granted	(366)	366	19.01
Exercised	—	(541)	1.49
Cancelled, forfeited or expired	437	(437)	7.52
Restricted stock granted (1)	(69)	—	—

Balance at December 31, 2006	5,119	8,982	$5.12	7.2	$118,680

Vested and expected to vest at December 31, 2006		8,827	$5.05	7.2	$117,191

Exercisable at December 31, 2006 (2)		4,158	$3.11	6.3	$62,677

(1)	Restricted stock is deducted from shares available for grant under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) at a 1 to 1.38 ratio. The grant of these shares of restricted stock is not effective until the Company files a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan.

(2)	Effective at the close of trading on Monday, September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company becomes current in the filing of its periodic reports with the SEC and files a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan. This suspension has continued in effect through the date of the filing of this Quarterly Report on Form 10-Q.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $18.18 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options.

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes Trident restricted stock for the three months ended December 31, 2006:

		Weighted Average
		Grant- Date Fair
(In thousands, except per share amounts)	Shares	Value
Nonvested stock balance at June 30, 2006	—	$—
Granted	50	16.11
Vested	—	—
Forfeited	—	—

Nonvested balance at December 31, 2006	50	$16.11

As of December 31, 2006, there was $0.7 million of total unrecognized compensation expense related to restricted stock granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.6 years.
10. COMPREHENSIVE INCOME
Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on short-term investments that are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of December 31, 2006 and June 30, 2006, respectively, related to an unrealized gains, net of tax, of $3.5 million and $2.1 million on the Company’s investment in UMC. Unrealized gains of $3.1 million and unrealized losses of $3.7 million were recorded in the three months ended December 31, 2006 and 2005, respectively. Unrealized gains of $1.4 million and unrealized losses of $4.8 million were recorded in the six months ended December 31, 2006 and 2005, respectively. Comprehensive income totaled $10.3 million and $3.5 million in the three months ended December 31, 2006 and 2005, respectively. Comprehensive income totaled $19.2 million and $8.0 million in the six months ended December 31, 2006 and 2005, respectively.
11. NET INCOME PER SHARE
The following table sets forth the computation of net basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$7,229	$7,193	$17,742	$12,835

Basic weighted average shares outstanding	57,748	53,591	57,527	53,076
Dilutive effect of potential common shares	5,753	8,827	5,789	9,187

Diluted weighted average shares outstanding	63,501	62,418	63,316	62,263

Net income per share — Basic	$0.13	$0.13	$0.31	$0.24

Net income per share — Diluted	$0.11	$0.12	$0.28	$0.21

Dilutive potential common shares consist primarily of stock options. Stock options to purchase approximately 576,000 shares and 2,128,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended December 31, 2006 and 2005, respectively, because these options were anti-dilutive. Stock options to purchase approximately 609,000 shares and 1,327,000 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding during the six months ended December 30, 2006 and 2005, respectively.

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
The following is a summary of the Company’s revenues by geographic operations:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2006	2005	2006	2005
Revenues:
Japan	$27,910	$14,694	$51,102	$27,513
South Korea	22,139	11,659	50,140	22,212
China	10,780	8,389	22,874	14,521
Taiwan	2,575	3,363	6,538	6,066
United States	42	51	247	242
Others	4,814	2,458	8,722	3,263

Total	$68,260	$40,614	$139,623	$73,817

Revenues by region were classified based on the locations of the customers’ headquarters, not the shipping destinations of the products.
Major Customers
The following table shows the percentage of our revenues for the three and six months ended December 31, 2006 and 2005 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Customer A	30%	27%	35%	29%
Customer B	30%	29%	27%	28%
Customer C	10%	—	—	—
The Company had a high concentration of accounts receivable with one customer. As of December 31, 2006 and June 30, 2006, Customer A accounted for 88% and 91%, respectively, of total accounts receivable.
13. SUBSEQUENT EVENTS
As a result of the delayed filing of its periodic reports with the SEC, on October 2, 2006, the Company received a Nasdaq staff determination letter indicating that it had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), due to its failure to timely file its Annual Report on Form 10-K for fiscal 2006, and that its securities are, therefore, subject to delisting from the Nasdaq Global Market. The Company received and announced three additional Nasdaq staff determination letters with respect to its failure to timely file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to its failure to hold an annual meeting of stockholders during fiscal 2007. The Company requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified the Company that the exception had been granted, and that it

TRIDENT MICROSYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
would continue to list the Company’s shares on the Nasdaq Global Market, provided that the Company file its Form 10-K for fiscal 2006, its Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. The Company appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend the Company’s securities from trading, pending further action by the Listing Council.
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, the Company believes that it has now filed all of its delinquent reports.
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
Accordingly, in our Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), we included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three and six months ended December 31, 2005 are reflected in this Quarterly Report on Form 10-Q.
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
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top two customers accounted for 62% of our total revenue for the six months ended December 31, 2006. In the six months ended December 31, 2006, sales to two customers, Samsung and Midoriya (a distributor for Sony) each accounted for more than 10% of total revenues. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing DPTV(TM) market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident

Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI, which was 99.99% owned by Trident at December 31,2006, is in the process of being dissolved.
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
Results of Operations
Financial Data for the Three and Six Months Ended December 31, 2006 compared to the Three and Six Months Ended December 31, 2005.
Revenues

Revenues by region	Three months ended December 31,			Six months ended December 31,
(In millions)	2006	2005	% Change	2006	2005	% Change
Japan	$27.9	14.7	90%	$51.1	27.5	86%
South Korea	22.1	11.7	89%	50.1	22.3	125%
China	10.8	8.4	29%	22.9	14.5	58%
Rest of world	7.5	5.8	29%	15.5	9.5	63%

Total revenues	$68.3	$40.6	68%	$139.6	$73.8	89%

Digital media product revenues represented substantially all of our total revenues for each of the three and six months ended December 31, 2006 and 2005. The significant increase in revenues in the three and six months ended December 31, 2006 from three and six months ended December 31, 2005 was primarily attributed to continued success of our digital media products comprising predominantly our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of digital media products increased by 101% in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 and increased by approximately 134% in the six months ended December 31, 2006 compared to the six months ended December 31, 2005. However, as is typical with consumer electronics markets, the average selling prices decreased by approximately 16.4% and 19.2%, respectively, over the same periods.
Revenues from customers in Asia, primarily Japan, South Korea and China, accounted for 41%, 32%, and 16%, respectively, of our revenues in the three months ended December 31, 2006. Sales to customers in Asia, primarily Japan, South Korea and China, accounted for 36%, 29%, and 21%, respectively, of our revenues in the three months ended December 31, 2005. Sales to customers in Asia, primarily Japan, South Korea and China, accounted for 37%, 36%, and 16%, respectively, of our revenues in the six months ended December 31, 2006. Sales to customers in Asia, primarily Japan, South Korea and China, accounted for 37%, 30%, and 20%, respectively, of our revenues in the six months ended December 31, 2005. We expect Asian customers will continue to account for a significant portion of our revenues in future periods.

In the three months ended December 31, 2006, revenues from three customers accounted for more than 10% of revenues. In the six months ended December 31, 2006, revenues from two customers accounted for more than 10% of revenues. In the three and six months ended December 31, 2005, revenues from two customers accounted for more than 10% of revenues. Approximately 56% and 50%, respectively, of our revenues in the three months ended December 31, 2006 and 2005 were through distributors. Approximately 53% and 51%, respectively, of our revenues in the six months ended December 31, 2006 and 2005 were through distributors. Revenues increased in all regions primarily due to continued success of our standalone image process controllers largely in the digital process television markets.
Gross Margin

	Three months ended December 31,			Six Months Ended December 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
		(As restated)			(As restated)
Gross profit	$34.6	20.9	66%	$69.9	38.4	82%
Gross margin	50.7%	51.4%		50.1%	52.1%
The decline in gross margins for the three and six months ended December 31, 2006 was primarily due to increased sales of SVP–PX, which comprised 56% and 58%, respectively, of our total revenues during the three and six months ended December 31, 2006 and has a somewhat lower gross margin than some of our previous products. As the SVP-PX becomes an increasingly larger part of the revenue mix throughout calendar 2007 the Company expects that gross margins may decline by 100 basis points per quarter or more as a result of this shift in mix of product sales.
During the three and six months ended December 31, 2006, revenues from the sale of previously reserved products were $2.6 million and $2.7 million, respectively, or 3.8% and 2.0%, respectively, of total revenues as compared to $1.8 million and $2.5 million or 4.5% and 3.4% of revenues for the three and six months ended December 31, 2005. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales which in effect provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three and six months ended December 31, 2006 in the amounts of approximately $0.2 million and $0.4 million, respectively, as compared to approximately $0.5 million and $0.6 million for the same respective three and six month periods of the previous year.
Sales of previously reserved inventory depend largely on the timing of transitions to newer generations of similar products. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product. The timing and volume of the new product introduction can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more or less of our older fully reserved product until the customer is able to execute on its changeover plan.
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
Research and Development

	Three months ended December 31,			Six Months Ended December 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
		(As restated)			(As restated)
Research and development	$11.0	8.4	31%	$20.4	15.7	30%
As a percentage of total revenues	16%	21%		15%	21%
The increase in research and development expenses for the three months ended December 31, 2006 was primarily the result of additional $1.1 million due to increased research expenditures relating to our SVP-UX/WX, SVP-AX and HiDTV Pro

CX/FX and increased spending on additional personnel of $0.8 million due to increase in headcount, salaries and bonuses.
The increase in research and development expenses for the six months ended December 31, 2006 was primarily the result of increased spending on additional personnel of $1.3 million due to increases in headcount, salaries, and bonuses, new product development expenditures of $1.7 million relating to our SVP-LX, SVP-CX, SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, and stock-based compensation expense of $.0.4 million. The decrease in research and development expenses as a percentage of revenue was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
We are currently planning to continue development of the next generation DPTVTM products as well as other advanced products for the digital television market in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.
Selling, General and Administrative

	Three months ended December 31,			Six Months Ended December 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
		(As restated)			(As restated)
Selling, general and administrative	$12.9	6.2	108%	$25.5	12.0	113%
As a percentage of total revenues	19%	15%		18%	16%
The increase in selling, general and administrative expenses for the three months ended December 31, 2006 was primarily attributed to: (i) increased professional fees of $5.7 million primarily relating to the cost of the investigation into our historical stock option practices, (ii) increased third-party sales representative commission expenses of $1.0 million due to increased product sales. The increase in selling, general and administrative expenses for the six months ended December 31, 2006 was due to increased (i) professional fees of $10.2 million primarily relating to the cost of the investigation into our historical stock option practices, and (ii) increased third-party sales representative commission expenses of $2.4 million due increased product sales. The increase in selling, general and administrative expenses as a percentage of revenues is primarily attributable to increases in professional fees primarily relating to the cost of the investigation into our historical stock option practices. We will continue to monitor and control our selling, general and administrative expenses.
Interest Income

	Three months ended December 31,			Six Months Ended December 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Interest income	$1.2	0.5	143%	$2.3	0.7	215%
As a percentage of total revenues	2%	1%		2%	1%
The increase in interest income in the three and six months ended December 31, 2006 was attributable to increases in cash balance and interest rate compared to three and six months ended December 31, 2005. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	December 31,			December 31,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
	(As restated)				(As restated)
Effective income tax rate	40%	(5%)	45%	35%	6%	29%
A provision for income taxes of $4.8 million and $9.7 million was recorded for the three and six months ended December 31, 2006, respectively. A tax benefit of 0.4 million and a provision for income taxes of $0.6 million was recorded for the three and six months ended December 31, 2005, respectively. The increase in the effective income tax rates was primarily due to increased profits generated from operations in foreign jurisdictions where we were subject to tax and the amortization of foreign taxes associated with intercompany profit on assets remaining with Trident’s group.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2006	2005	Change	2006	2005	Change
Cumulative Effect of Change in Accounting Principle	—	—	—	(190)	1,819	(110%)
In the first quarter of fiscal 2007, we early-adopted EITF 06-02, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative effect of change in accounting principle totaling $0.2 million. The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle totaling $1.8 million, net of tax, for the six months ended December 31, 2005, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

	December 31,	June 30,
(In millions)	2006	2006
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$137.6	$103.0
Short-term investments	52.0	49.6

Total	$189.6	$152.6

Our primary cash inflows and outflows for the three months ended December 31, 2006 and 2005 were as follows:

	Six Months Ended
	December 31,	December 31,
(In millions)	2006	2005
Net cash flow provided by (used in):
Operating activities	$37.4	$29.0
Investing activities	(4.5)	(3.2)
Financing activities	1.6	5.3

Net increase in cash and cash equivalents	$34.5	$31.1

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the six months ended December 31, 2006, the largest contributing factors to the significant increase in cash provided by operating activities were due to income generated from operations, decreases in prepaid expenses and other current assets (after excluding a noncash transaction that significantly increased prepaid expenses and other current assets), increases in accrued expenses and income taxes payable, partially offset by increases in accounts receivable and decreases in accounts payable. Cash provided by operating activities during the six months ended December 31, 2005 was primarily due to income generated from operations and decreases in accounts receivable, increases in accounts payable, accrued expenses, and income taxes payable, partially offset by increases in inventories.
During the six months ended December 31, 2006, prepaid expenses and other current assets increased significantly as a result of prepaid taxes recorded in connection with intercompany profit on assets remaining within Trident’s group. Excluding this noncash transaction, prepaid expenses and other current assets decreased primarily due to amortization of prepaid software license fees. Accrued expenses increased primarily due to accrued professional fees primarily relating to our investigation into our historical stock option grants. Income taxes payable increased primarily due to the tax provision made for profitable operations during the six months ended December 31, 2006 and foreign taxes resulting from our restructuring. Accounts receivable increased due to increased sales volume to our customers and timing of collections. Accounts payable decreased due to timing of payments to our vendors. During the six months ended December 31, 2005, accounts receivable decreased due to accelerated payments from customers. Accounts payable increased due to increases in inventories and cost of revenues which related to increased revenues. Accrued expenses increased primarily due to accrued dealer commissions and bonuses largely relating to our increased revenue and to an increase in accrued stock option exercise proceeds due to an increase in employee stock option exercises in the six months ended December 31, 2005. Inventories increased primarily to meet anticipated customer demands. Income taxes payable increased primarily due to the tax provision made for profitable operations during the six months ended December 31, 2005.
Investing Activities
During the six months ended December 31, 2006, $4.5 million was used by investing activities. $4.0 million of this amount was used for the purchase of property and equipment, of which $2.8 million related to the construction of our new research facility in Shanghai, China, which was recorded in construction in progress and $0.7 million was used for the purchase of research and development equipment, and $0.3 million was used for the purchase of leasehold improvements for our facilities in Taiwan and Japan, and office equipment. We used $1.6 million of cash for the purchase of certain engineering software licenses and $0.5 million was used for the purchase of a long-term investment.
Financing Activities
During the six months ended December 31, 2006, $1.6 million of net cash was provided by financing activities. $0.9 million was provided by the excess tax benefit from stock-based compensation and $0.8 million was provided by the cash proceeds received from exercise of stock options, which increased over the period as a result of the increase in our stock price compared to prior periods. During the six months ended December 31, 2005, $5.2 million of net cash was provided by financing activities. $4.20 million related to the exercise of employee stock options and $1 million was provided by the excess tax benefit from stock based compensation.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2006 (in millions):

	Payments due by period
	Less than	1 - 3	3 - 5	More than
Contractual Obligations	1 year	years	Years	5 years	Total
Operating Leases (1)	$1.2	$1.3	$0.8	$—	$3.3
New Building construction Contract (2)	15.0	—	—	—	15.0
Purchase Obligations (3)	12.1	0.4	—	—	12.5

Total	$28.3	$1.7	$0.8	$—	$30.8

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our non-cancelable operating leases as of December 31, 2006.

(2)	We are currently constructing a new research and development building in Shanghai which we expect to be completed during the first quarter of fiscal 2008.

(3)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.

Contingency
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
Nasdaq Proceedings
As a result of the delayed filing of our periodic reports with the SEC, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to our failure to hold an annual meeting of stockholders during fiscal 2007. We requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. We appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending further action by the Listing Council.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Report and the Quarterly Reports of Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
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
In June 2006, the FASB issued EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. We offer up to two sabbatical leaves to full-time U.S. employees upon completion of 15 and 20 years of service, respectively. Each sabbatical leave has duration of four weeks and must be taken at one time. We early-adopted EITF 06-02 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. However, a portion of our cash is denominated in foreign currencies and could be subject to foreign currency exchange rate risk. As of December 31, 2006, approximately $137.6 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
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
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of December 31, 2006, we had available-for-sale equity investments with a fair market value of $52.0 million, all relating to shares of UMC held by us. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately held companies, including privately-held start-up companies. During the six months ended December 31, 2006, we invested an additional $0.5 million in one privately-held company. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of December 31, 2006, the balance of our long-term equity investments in privately held companies was approximately $4.3 million.

Item 4: Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our management concluded that our disclosure controls and procedures were not effective, as of December 31, 2006, at the reasonable assurance level.
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
Notwithstanding our conclusion that our disclosure controls were not effective as of December 31, 2006, at the reasonable assurance level, as a result of the material weaknesses identified above, we believe our unaudited condensed consolidated financial statements presented in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2006, we completed the following changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
•	The Board of Directors sought and obtained the resignations of our former Chief Executive Officer, as well as another non-executive employee, in November 2006.

•	Mr. Glen Antle was appointed as Acting Chief Executive Officer and an independent firm was engaged in the search for a new Chief Executive Officer.

•	Our former Chief Administrative Officer and Vice President of Asia Business Operations was removed as chief accounting officer and from having any authority over finance, management information systems or human resource functions, and we initiated a search for a new Chief Accounting Officer, Vice President of Human Resources and General Counsel.

•	We committed ourselves to providing additional training to managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. We will also provide ethics training to our employees, including additional education concerning our code of conduct and other policies.

•	The Nominating and Corporate Governance Committee of the Board of Directors determined to review our corporate governance practices and make recommendations for improvements, if any that might enhance the ability of the Board of Directors to carry out its responsibilities. The Nominating and Corporate Governance Committee made recommendations for certain improvements in processes relating to Board of Directors and committee procedures that have been adopted by the Board of Directors, and expects to continue to review policies and procedures that might be implemented by the Board of Directors to enhance corporate governance, including review of corporate governance guidelines and policies.

•	The Board of Directors revised our processes for administering stock options and other stock-based compensation, placing administration of such functions with the finance department. This effectively creates separation of duties and enables greater oversight of stock administration by the finance department. The Board of Directors has also adopted new policies governing the grant of stock options and other equity awards, providing that, except in unusual circumstances, all such grants shall be made by the Compensation Committee or the Board of Directors, at duly held meetings.

•	The Board of Directors expanded the role of the finance function and our Chief Financial Officer to provide responsibility for global finance and accounting functions within Trident and its subsidiaries. Our stock administration function was also placed under the supervision of the finance department.
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

Part II
OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that this represented a breach of their fiduciary duties to us, and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to our historical stock option grant practices and related issues investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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

Nasdaq Proceedings
As a result of the delayed filing of our periodic reports with the SEC, on October 2, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced three additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2007, as well as with respect to our failure to hold an annual meeting of stockholders during fiscal 2007. We requested and subsequently attended a hearing before the Listing Panel, which was held on November 16, 2006, to appeal the staff determination and presented a plan to cure the three filing deficiencies and regain compliance. On January 16, 2007, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before April 2, 2007. We appealed this decision to the Listing Council, which decided to review the decision of the Listing Panel, and stayed the decision to suspend our securities from trading, pending further action by the Listing Council.
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Report and the Quarterly Reports of Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
We also requested an extension of time from the Listing Panel within which to comply with the requirement to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq. The Nasdaq Board of Directors has determined that if we regain compliance with our filing requirements, it will remand the matter back to the Listing Panel for further consideration of the extension of time within which to hold an annual meeting of shareholders.
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

ITEM 1A. RISK FACTORS
There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006, other than as follows:
Under the risk entitled “Due to the failure to meet continued listing standards, we may be delisted from the Nasdaq Global Market, which could adversely affect our stock price and our ability to raise capital” we previously disclosed that we had submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the Nasdaq listing requirements, and requested a continued stay of the decision to delist our common stock. We hereby update this risk factor to disclose that on August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Report and the Quarterly Reports of Form 10-Q for the periods ended September 30, 2006 and March 31, 2007, respectively, we believe that we have now filed all of our delinquent reports.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference to the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: August 21, 2007	By:	/s/ John S. Edmunds
John S. Edmunds
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(6)

3.3	Amended and Restated Bylaws.(5)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(3)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(7)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(7)

32.1	Section 1350 Certification of Chief Executive Officer(7)

32.2	Section 1350 Certification of Chief Financial Officer(7)

(1)	Incorporated by reference to the Company’s Form 8-K dated July 25, 2003.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993

(3)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(6)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(7)	Filed herewith.