Form 10-Q
period 2007-03-31
TRIDENT MICROSYSTEMS INC
filed 2007-08-21
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	77-0156584 (I.R.S. Employer
incorporation or organization)	Identification Number)

3408 Garrett Drive,
Santa Clara, California 95054-2803	94304-1030
(Address of principal executive offices)	(Zip Code)
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

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31,		March 31,
	2007	2006	2007	2006
		(As Restated)(1)		(As Restated)(1)
Revenues	$60,579	$44,743	$200,202	$118,560
Cost of revenues	30,993	21,953	100,671	57,336

Gross profit	29,586	22,790	99,531	61,224
Operating expenses:
Research and development	11,783	8,627	32,159	24,312
Selling general and administrative	10,366	7,072	35,889	19,043

Total operating expenses	22,149	15,699	68,048	43,355

Income from operations	7,437	7,091	31,483	17,869
Interest income	1,241	604	3,562	1,341
Other income (expense), net	418	(276)	1,690	(126)

Income before provision for income taxes and cumulative effect of change in accounting principle	9,096	7,419	36,735	19,084
Provision for income taxes	3,481	1,831	13,188	2,480

Income before cumulative effect of change in accounting principle	5,615	5,588	23,547	16,604
Cumulative effect of change in accounting principle	—	—	(190)	1,819

Net income	$5,615	$5,588	$23,357	$18,423

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.10	$0.10	$0.41	$0.31
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Basic	$0.10	$0.10	$0.41	$0.34

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.09	$0.09	$0.37	$0.26
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Diluted	$0.09	$0.09	$0.37	$0.29

Shares used in computing net income per share — Basic	57,748	56,025	57,599	54,042

Shares used in computing net income per share — Diluted	63,440	63,716	63,346	62,746

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
(In thousands, except par values)	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$134,366	$103,046
Investments	49,365	49,612
Accounts receivable, net of allowance for sales returns of $518 at March 31, 2007 and $1,475 at June 30, 2006	14,685	4,278
Inventories	14,891	14,641
Prepaid expenses and other current assets	12,387	5,037
Deferred income tax assets	622	622

Total current assets	226,316	177,236

Property and equipment, net	17,927	3,451
Intangible assets, net	14,499	19,190
Other assets	14,404	6,366
Deferred income tax assets	947	947

Total assets	$274,093	$207,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,150	$19,472
Accrued expenses	23,898	21,332
Income taxes payable	38,457	11,125

Total current liabilities	85,505	51,929
Deferred income tax liabilities	1,425	1,604

Total liabilities	86,930	53,533

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 57,748 and 57,206 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	58	57
Additional paid-in capital	173,218	162,801
Retained earnings (accumulated deficit)	12,037	(11,320)
Accumulated other comprehensive income	1,850	2,119

Total stockholders’ equity	187,163	153,657

Total liabilities and stockholders’ equity	$274,093	$207,190

(1)	Amounts as of June 30, 2006 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(In thousands)	2007	2006
		(As Restated)(1)
Cash flows from operating activities:

Net income	$23,357	$18,423
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	190	(1,819)
Stock-based compensation expense	11,140	9,826
Excess tax benefit from stock-based compensation	(855)	(1,613)
Depreciation and amortization	1,105	693
Provision for sales returns	(957)	217
Amortization of intangible assets	4,691	3,945
Loss on disposal of property and equipment	18	—
(Gain) loss on investments	(216)	510
Minority interests in subsidiaries	—	4
Deferred income taxes	—	(2,142)
Changes in assets and liabilities:
Accounts receivable	(9,451)	(1,225)
Inventories	(250)	(3,900)
Prepaid expenses and other current assets	4,504	(1,242)
Accounts payable	3,678	6,574
Accrued expenses	2,376	7,110
Income taxes payable	6,727	4,156

Net cash provided by operating activities	46,057	39,517

Cash flows from investing activities:
Purchases of property and equipment	(15,599)	(1,482)
Purchases of stock of privately held companies	(500)	(1,492)
Proceeds from sale of stocks of a privately held company	1,228	—
Other assets	—	(493)
Purchase of minority interests in subsidiaries	—	(58)

Cash used in investing activities	(14,871)	(3,525)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	805	8,185
Excess tax benefit from stock-based compensation	855	1,613
Net payments to employees in connection with IRC Section 409A	(1,526)	—

Cash provided by financing activities	134	9,798

Net increase in cash and cash equivalents	31,320	45,790
Cash and cash equivalents at beginning of period	103,046	37,598

Cash and cash equivalents at end of period	$134,366	$83,388

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
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at March 31, 2007, is in the process of being dissolved.
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
In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this interpretation on its consolidated financial position, results of operations and cash flows.
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
Accordingly, in its Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three and nine months ended March 31, 2006 are reflected in this Quarterly Report on Form 10-Q.

The restatement affected previously filed financial statements. The following schedule represents the stock compensation expense adjustments for the comparative income statement of this filing for the three and nine months ended March 31, 2006.

	Three Months Ended			Nine Months Ended
	March 31, 2006			March 31, 2006
	(As	Adjustments	(As	(As	Adjustments	(As
(In thousands, except per share data)	Reported)	(Reclassifications)	Restated)	Reported)	(Reclassifications)	Restated)

Revenues	$44,743	$—	$44,743	$118,561	$(1)	$118,560
Cost of revenues	21,914	39	21,953	57,257	79	57,336

Gross profit	22,829	(39)	22,790	61,304	(80)	61,224
Operating expenses:
Research and development expenses	8,644	(17)	8,627	24,167	145	24,312
Sales, general and administrative expenses	5,612	1,460	7,072	15,527	3,516	19,043

Total operating expenses	14,256	1,443	15,699	39,694	3,661	43,355

Income from operations	8,573	(1,482)	7,091	21,610	(3,741)	17,869
Loss on investments	(242)	242	—	(510)	510	—
Interest and other income, net	570	(570)	—	1,724	(1,724)	—
Interest income	—	604	604	—	1,341	1,341
Other income (expense), net	—	(276)	(276)	—	(126)	(126)

Income before provision for income taxes	8,901	(1,482)	7,419	22,824	(3,740)	19,084
Provision for income taxes	1,919	(88)	1,831	2,706	(226)	2,480

Income before cumulative effect of change in accounting principle	6,982	(1,394)	5,588	20,118	(3,514)	16,604
Cumulative effect of change in accounting principle	—	—	—	171	1,648	1,819

Net income	$6,982	$(1,394)	$5,588	$20,289	$(1,866)	$18,423

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.12	$(0.02)	$0.10	$0.37	$(0.06)	$0.31
Cumulative effect of change in accounting principle	—	—	—	—	0.03	0.03

Net income per share — Basic	$0.12	$(0.02)	$0.10	$0.37	$(0.03)	$0.34

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.11	$(0.02)	$0.09	$0.33	$(0.07)	$0.26
Cumulative effect of change in accounting principle	—	—	—	—	0.03	0.03

Net income per share — Diluted	$0.11	$(0.02)	$0.09	$0.33	$(0.04)	$0.29

Shares used in computing netg income per share — Basic	56,025	—	56,025	54,042	—	54,042

Shares used in computing netg income per share — Diluted	62,729	987	63,716	61,446	1,300	62,746

The following schedule represents the stock compensation expense adjustments for the comparative cash flow statement of this filing for the nine months ended March 31, 2006

	Nine Months Ended March 31, 2006
(In thousands)	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$20,289	$(1,866)	$18,423
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(171)	(1,648)	(1,819)
Stock-based compensation expense	6,086	3,740	9,826
Excess tax benefit from share-based compensation	–	(1,613)	(1,613)
Depreciation and amortization	693	—	693
Provision for sales returns	217	—	217
Loss on investments	510	—	510
Amortization of intangible assets	3,945	—	3,945
Minority interests in subsidiaries	4	—	4
Deferred income taxes	(2,158)	16	(2,142)
Changes in assets and liabilities:
Accounts receivable	(1,225)	—	(1,225)
Inventories	(3,900)	—	(3,900)
Prepaid expenses and other current assets	(1,242)	—	(1,242)
Accounts payable	6,574	—	6,574
Accrued expenses	7,110	—	7,110
Income taxes payable	4,398	(242)	4,156

Net cash provided by operating activities	41,130	(1,613)	39,517

Cash flows from investing activities:
Purchases of property and equipment	(1,482)	—	(1,482)
Purchases of stock of privately held companies	(1,492)	—	(1,492)
Purchase of minority interests in subsidiary	(58)	—	(58)
Other assets	(493)	—	(493)

Net cash used in investing activities	(3,525)	—	(3,525)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	8,185	—	8,185
Excess tax benefit from stock-based compensation	—	1,613	1,613

Net cash provided by financing activities	8,185	1,613	9,798

Net increase in cash and cash equivalents	45,790	—	45,790
Cash and cash equivalents at beginning of period	37,598	—	37,598

Cash and cash equivalents at end of period	$83,388	$—	$83,388

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
In aggregate, during the three months ended December 31, 2006, the Company amended options to purchase 2.2 million shares of the Company’s common stock. The Company made aggregate cash payments of $2.4 million to participating employees during the three months ended March 31, 2007. The remaining liability of $0.2 million was included as a component of “Accrued expenses” in the condensed consolidated balance sheet as of March 31, 2007. During the nine months ended March 31, 2007, the Company recorded compensation cost of $0.1 million and $1.5 million as a decrease in additional paid-in capital in connection with Section 409A. In addition, these employees became obligated to pay the Company an additional $2.6 million should they choose to exercise their stock options as to which the exercise price was increased. During the three months ended December 31, 2006, the Company collected approximately $1.0 million from employees following exercises of a portion of these options.
4. INVESTMENTS AND RELATED PARTY TRANSACTIONS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock, and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of March 31, 2007, the Company held approximately 83.6 million shares of UMC, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
During the three months ended March 31, 2007, one of the Company’s privately held companies became a public company through an initial public offering. As a result, the Company reclassified this investment totaling $1.2 million from “Other assets” to short-term investments. Accumulated other comprehensive income of $0.3 million represents the decrease in the market value of the Company’s short-term investments in these companies from July 1, 2006 to March 31, 2007. The Company received dividends from UMC in aggregate totaling $1.0 million recorded in “Other income (expense), net” in the Statement of Income during the nine months ended March 31, 2007.
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
In March 2005, the Company made a $1.1 million investment in Afa Technologies, Inc. (“Afa”). Dr. Jung-Herng Chang, the Company’s President, also made $150,000 indirect investment in Afa’s common Stock. The combined ownership in Afa is less than 10% of the total outstanding shares of Afa’s common stock. The Company’s investment is accounted for under the cost method. In March 2007, the Company sold its investment in Afa Technologies, Inc. for approximately $1.2 million.

5. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	March 31,	June 30,
(In thousands)	2007	2006
Inventories:
Work-in-progress	$7,091	$9,566
Finished goods	7,800	5,075

Total inventories	$14,891	$14,641

Accrued expenses:
Accrued compensation and benefits	$9,071	$9,633
Others	14,827	11,699

Total accrued expenses	$23,898	$21,332

6. INTANGIBLE ASSETS
The carrying values of our amortized acquired intangible assets as of March 31, 2007 and June 30, 2006 are as follows:

	March 31, 2007			June 30, 2006
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$23,694	$(10,505)	$13,189	$23,694	$(6,249)	$17,445
Customer relationships	2,120	(810)	1,310	2,120	(375)	1,745

Total	$25,814	$(11,315)	$14,499	$25,814	$(6,624)	$19,190

Amortization of developed technologies is recorded in cost of revenues, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31,		March 31,
Reported as:	2007	2006	2007	2006
Cost of revenues	$1,484	$1,383	$4,256	$3,739
Selling, general and administrative	167	134	435	206

Total	$1,651	$1,517	$4,691	$3,945

As of March 31, 2007, the Company estimates the amortization expense of acquired intangible assets for the remaining three months of fiscal year 2007, from fiscal years 2008 to 2011 and thereafter, to be as follows: $1.7 million, $5.6 million, $3.6 million, $2.2 million, $1.2 million and $0.3 million.
7. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The following table reflects the changes in the Company’s accrued product warranty during the nine months ended March 31, 2007:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006
Accrued product warranty, at beginning of period	$636	$140	$1,082	$—
Charged to cost of revenues	790	584	1,017	724
Actual product warranty expenditures	(586)	(10)	(1,259)	(10)

Accrued product warranty, at end of period	$840	$714	$840	$714

8. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At March 31, 2007, future minimum lease payments under these non-cancelable operating leases for the remaining three months of fiscal year 2007, from fiscal years 2008 through 2011 were as follows $0.4 million, $0.9 million, $0.6 million, $0.6 million and $0.5 million. Rental expense for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively and for the nine months ended March 31, 2007 and 2006 rental expenses was $1.7 million and $2.5 million, respectively.
Purchase Commitments
At March 31, 2007, the Company had purchase commitments in the amount of $24.8 million which were not included in the condensed consolidated balance sheet at that date. Purchase commitments represent a construction contract for our new research and development building in Shanghai, China and unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.

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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Report and the Quarterly Reports of Form 10-Q for the periods ended September 30, 2006 and December 31, 2006, respectively, the Company believes that it has now filed all of its delinquent reports.
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
9. EMPLOYEE STOCK PLANS
Equity Incentive Plans
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three and nine months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 prior to fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. TMI’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
In the three and nine months ended March 31, 2007 and 2006, the fair value of options issued pursuant to the Company’s employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Employee Incentive Plans	2007	2006	2007	2006
Expected term (in years)	4.25	5.00	4.25	5.00
Expected volatility	61.75%	67.28%	63.38%	68.92%
Risk-free interest rate	4.54%	4.75%	4.59%	4.1%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$10.77	$18.38	$10.51	$10.32
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of TMI’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As share-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and nine months ended March 31, 2007 and 2006, the Company adjusted stock-based compensation expense based on its actual forfeitures.
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million, net of tax, for the nine months ended March 31, 2006, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005. During the three and nine months ended March 31, 2007, total share-based compensation expense recognized in income before taxes was $4.0 million and $11.1 million, respectively, and there was no related tax benefit during the three and nine months ended March 31, 2007. During the three and nine months ended March 31, 2006 total share-based compensation expense recognized in income before taxes was $3.8 million and $9.8 million, respectively, and there was no related tax benefit. Total compensation cost of options granted but not yet vested as of March 31, 2007 was $29.9 million, which is expected to be recognized over the weighted average period of 1.1 years.

The following table summarizes Trident’s stock-based award activities for the nine months ended March 31, 2007:

		Options Outstanding
				Weighted Average
				Remaining
	Shares Available	Number of	Weighted Average	Contractual Term	Aggregate
(In thousands, except per share amounts)	for Grant	Shares	Exercise Price	(In Years)	Intrinsic Value
Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(242)	—	—
Granted	(648)	648	19.66
Exercised	—	(541)	1.49
Cancelled, forfeited or expired	592	(592)	8.68
Restricted stock granted (1)	(324)	—	—

Balance at March 31, 2007	4,713	9,109	$5.48	7.02	133,784

Vested and expected to vest at March 31, 2007		8,972	5.40	7.00	132,459

Exercisable at March 31, 2007 (2)		4,463	$3.13	6.19	75,582

(1)	Restricted stock is deducted from shares available for grant under the Company’s 2006 Equity Incentive Plan (“2006 Plan”) at a 1 to 1.38 ratio. The grant of these shares of restricted stock is not effective until the Company files a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan.

(2)	Effective at the close of trading on Monday, September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan. This suspension has continued in effect through the date of the filing of this Quarterly Report on Form 10-Q.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $20.06 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options.
The activity for restricted stock for the nine months ended March 31, 2007 is summarized as follows:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share amounts)	Shares	Value
Nonvested balance at June 30, 2006	50	$16.11
Granted	185	20.17
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2007	235	$19.31

As of March 31, 2007, there was $4.2 million of total unrecognized compensation expense related to restricted stock granted under the Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.8 years.
10. COMPREHENSIVE INCOME
Under SFAS No. 130, “Reporting Comprehensive Income” any unrealized gains or losses on short-term investments that are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The components of accumulated other comprehensive income as of March 31, 2007 and June 30, 2006, respectively, related to an unrealized gains or losses, net of tax, totaling $1.9 million and $2.1 million on the Company’s investment in UMC. Unrealized losses of $1.7 million and unrealized gains of $3.2 million were recorded in the three months ended March 31, 2007 and 2006, respectively. Unrealized losses of $0.3 million and $1.6 million were recorded in the nine months ended March 31, 2007 and 2006, respectively. Comprehensive income totaled $3.9 million and $8.8 million in the three months ended March 31, 2007 and 2006, respectively. Comprehensive income totaled $23.1 million and $16.8 million in the nine months ended March 31, 2007 and 2006, respectively.

11. NET INCOME PER SHARE
The following table sets forth the computation of net basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
		(As Restated)		(As Restated)
Net income	$5,615	$5,588	$23,357	$18,423

Basic weighted average shares outstanding	57,748	56,025	57,599	54,042
Dilutive effect of potential common shares	5,692	7,691	5,747	8,704

Diluted weighted average shares outstanding	63,440	63,716	63,346	62,746

Net income per share — Basic	$0.10	$0.10	$0.41	$0.34

Net income per share — Diluted	$0.09	$0.09	$0.37	$0.29

Dilutive potential common shares consist primarily of stock options. Stock options to purchase approximately 743,000 shares and 118,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended March 31, 2007 and 2006, respectively because these options were anti-dilutive. Stock options to purchase approximately 567,000 shares and 1,630,000 shares were excluded from the computation of diluted weighted average shares outstanding during the nine months ended March 31, 2007 and 2006, respectively.
12. SEGMENT INFORMATION AND MAJOR CUSTOMERS
Segment Information
The Company operates in one reportable segment: Digital media. The Digital media business segment designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the consumer television market and the desktop and notebook PC market.
The following is a summary of the Company’s revenues by geographic operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006
Revenues:
South Korea	$28,724	$13,993	$78,864	$36,205
Japan	19,684	17,784	70,786	45,297
China	4,894	6,266	27,768	20,787
Taiwan	3,409	3,332	9,947	9,398
United States	44	66	291	308
Others	3,824	3,302	12,546	6,565

Total	$60,579	$44,743	$200,202	$118,560

Revenues by region were classified based on the locations of the customers’ headquarters, not the shipping destinations of the products.

Major Customers
The following table shows the percentage of our revenues for the three months ended March 31, 2007 and 2006 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Revenues:	2007	2006	2007	2006
Customer A	46%	31%	38%	29%
Customer B	23%	29%	26%	29%
As of March 31, 2007 and June 30, 2006, Customer A accounted for 96% and 91%, respectively, of total accounts receivable.
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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If the Company is unable to meet this extended deadline, the Company’s securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports of Form 10-Q for the periods ended September 30, 2006 and December 31, 2006, respectively, the Company believes that it has now filed all of its delinquent reports.
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
Accordingly, in our Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), we included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the three and nine months ended March 31, 2006 are reflected in this Quarterly Report on Form 10-Q.
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
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan and Japan. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our top two customers accounted for 64% of our total revenue for the nine months ended March 31, 2007. In the nine months ended March 31, 2007, sales to two customers, Samsung and Midoriya (a distributor for Sony) each accounted for more than 10% of total revenues. Substantially all of our revenue to date has been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.

Since June 2003, we have focused our business primarily in the rapidly growing DPTV market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, Trident Multimedia Technologies (Shanghai) Co., Ltd. or TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.99% owned by Trident at June 30.
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
Results of Operations
Financial Data for the Three and Nine Months Ended March 31, 2007 compared to the Three and Nine Months Ended March 31, 2006.
Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 31,		Percent	March 31,		Percent
Revenues by region	2007	2006	Change	2007	2006	Change
South Korea	$28.7	$14.0	105%	$78.9	$36.2	118%
Japan	19.7	17.8	11%	70.8	45.3	56%
China	4.9	6.3	(22%)	27.8	20.8	34%
Rest of world	7.3	6.7	9%	22.7	16.3	39%

Total revenues	$60.6	$44.8	35%	$200.2	$118.6	69%

The increase in revenues for the three and nine months ended March 31, 2007 was primarily attributed to continued success of our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of these products increased by approximately 65% percent in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and increased by approximately 108% in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. However, as is typical with consumer electronics markets, average selling prices decreased by approximately 18% and 19%, respectively, over the same time periods.
Revenues from customers in Asia, primarily South Korea, Japan and China, accounted for 47%, 33% and 8%, respectively, of our revenues in the three months ended March 31, 2007. Revenues from customers in Asia, primarily Japan, South Korea and China, accounted for 40%, 31%, and 14%, respectively, of our revenues in the three months ended March 31, 2006. Revenues from customers in Asia, primarily South Korea ,Japan and China, accounted for 39%, 35%, and 14%, respectively, of our revenues in the nine months ended March 31, 2007. Revenues from customers in Asia, primarily Japan, South Korea and China, accounted for 38%, 31%, and 18%, respectively, of our revenues in the nine months ended March 31, 2006. Revenues in China decreased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to intense price competition in that particular market. We expect Asian customers will continue to account for a significant portion of our revenues in future periods.

In the three and nine months ended March 31, 2007, revenues from two customers accounted for more than 10% of revenues. In the three and nine months ended March 31, 2006, revenues from two customers accounted for more than 10% of revenues. Approximately 46% and 54%, respectively, of our revenues in the three months ended March 31, 2007 and 2006 were through distributors. Approximately 51% and 52%, respectively, of our revenues in the nine months ended March 31, 2007 and 2006 were through distributors. Revenues increased in all regions primarily due to continued success of our standalone image process controllers largely in the digital process television markets.
Gross Margin

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Gross profit	$29.6	$22.8	30%	$99.5	$61.2	63%
Gross margin	48.8%	50.9%		49.7%	51.6%
The decline in gross margins for both the three and nine months ended March 31, 2007 was primarily due to higher ramp-up costs associated with our new product SVP–UX/WX, which was introduced in the third quarter of fiscal 2007 and to a lesser extent, due to increased sales of SVP–PX which has a somewhat lower gross margin than some of our previous products and comprised 47% and 55%, respectively, of our total revenues during the three and nine months ended March 31, 2007.
During the three and nine months ended March 31, 2007, revenues from the sale of previously reserved products were $1.1 million and $3.8 million, respectively, or 1.7% and 1.9%, respectively, of total revenues as compared to $0.7 million and $3.3 million or 1.4% and 2.8% of revenues for the three and nine months ended March 31, 2006. Due to the previously recorded reserves there was no cost of revenues reflected with respect to these product sales which in effect provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three and nine months ended March 31, 2007 in the amounts of approximately $0.6 million and $1.0 million, respectively, as compared to approximately $0.5 million and $2.5 million for the same respective three and nine month periods of the previous year.
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

Research and Development

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Research and development	$11.8	$8.6	37%	$32.2	$24.3	32%
As a percentage of total revenues	19%	19%		16%	21%
The increase in research and development expenses for the three months ended March 31, 2007 was primarily the result of $1.3 million due to increased research expenditures relating to our SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, increased spending on additional personnel of $0.8 million and additional stock-based compensation expense of $0.2 million. The increase in research and development expenses for the nine months ended March 31, 2007 was primarily the result of new product development expenditures of $3 million relating to our SVP-LX, SVP-CX, SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, increased spending on additional personnel of $2.1 million due to increases in headcount and salaries, increased depreciation expense of 0.8 million due to purchase of additional property equipment and increased stock-based compensation expense of 0.6 million. The decrease in research and development expenses as a percentage of revenues during the nine months ended March 31, 2007 compared to the same prior period was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
We are currently planning to continue development of the next generation DPTVTM products as well as other advanced products for the digital television market in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Selling, general and administrative	$10.4	$7.1	47%	$35.9	$19.0	88%
As a percentage of total revenues	17%	16%		18%	16%
The increase in selling, general and administrative expenses for the three months ended March 31, 2007 was primarily attributed to (i) increased professional fees of $3.8 million, of which $3 million related to the cost of the investigation into our historical stock option practices and the remaining $0.8 million represented legal and accounting professional fees incurred by the Company in connection with its business operations and (ii) it was partially offset by the decrease in salaries and associated personnel expenses of $1.2 million in connection with the resignation of our former Chief Executive Officer and another employee in the quarter prior to the three months ended March 31, 2007.
The increase in selling, general and administrative expenses for the nine months ended March 31, 2007 was due to increased (i) professional fees of $14 million, of which $13 million related to the cost of the investigation into our historical stock option practices and the remaining $1 million represented the legal and accounting professional fees incurred by the Company in connection with its business operations and (ii) increased third-party sales representative commission expenses of $2.7 million due to an increase in product sales. The increase in selling, general and administrative expenses as a percentage of revenues was primarily attributable to increases in professional fees primarily relating to the cost of the investigation into our historical stock option practices. We will continue to monitor and control our selling, general and administrative expenses.
Interest Income

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Interest income	$1.2	$0.6	100%	$3.6	$1.3	177%
As a percentage of total revenues	2%	1%		2%	1%

The increase in interest income in the three and nine months ended March 31, 2007 was attributable to increases in cash balance and interest rate compared to three and nine months ended March 31, 2006. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Effective income tax rate	38%	25%	14%	36%	13%	23%
A provision for income taxes of $3.5 million and $13.2 million were recorded for the three and nine months ended March 31, 2007, respectively. A provision for income taxes of $1.8 million and $2.5 million was recorded for the three and nine months ended March 31, 2006, respectively. The increase in the effective income tax rates was primarily due to increased profits generated from operations in foreign jurisdictions where we were subject to tax and the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s group.
Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2007	2006	Change	2007	2006	Change
Cumulative Effect of Change in Accounting Principle	—	—	—	(190)	1,819	(110%)
In the first quarter of fiscal 2007, we early-adopted EITF 06-02, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative effect of change in accounting principle totaling $0.2 million. The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle totaling $1.8 million, net of tax, for the nine months ended March 31, 2006, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

	March 31,	June 30,
(In millions)	2007	2006
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$134.4	$103.0
Short-term investments	49.4	49.6

Total	$183.8	$152.6

Our primary cash inflows and outflows for the three months ended March 31, 2007 and 2006 were as follows:

	Nine Months Ended
	March 31,
(In millions)	2007	2006
Net cash flow provided by (used in):
Operating activities	$46.1	$39.5
Investing activities	(14.9)	(3.5)
Financing activities	0.1	9.8

Net increase in cash and cash equivalents	$31.3	$45.8

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. For the nine months ended March 31, 2007, the largest contributing factors to the significant increase in cash provided by operating activities were due to income generated from operations, decreases in prepaid expenses and other current assets (after excluding a noncash transaction that significantly increased prepaid expenses and other current assets), increases in accounts payable, accrued expenses and income taxes payable, partially offset by increases in accounts receivable. Cash provided by operating activities during the nine months ended March 31, 2006 was primarily due to income generated from operations, increases in accounts payable, accrued expenses and income taxes payable, partially offset by the increase in inventories.
During the nine months ended March 31, 2007, prepaid expenses and other current assets increased as a result of prepaid taxes recorded in connection with intercompany profit on assets remaining within Trident’s group. Excluding this noncash transaction, prepaid expenses and other current assets decreased primarily due to amortization of prepaid software license fees. Accounts payable increased primarily due to the timing of payments to vendors. Accrued expenses increased primarily due to accrued professional fees primarily relating to our investigation into our historical stock option grants. Income taxes payable increased primarily due to the tax provision made for profitable operations during the nine months ended March 31, 2007 and foreign taxes resulting from our restructuring. Accounts receivable increased due to increased sales volume to our customers and timing of collections. During the nine months ended March 31, 2006, accounts payable increased due to increases in inventories and cost of goods sold which related to increased revenues. Accrued expenses increased primarily due to accrued dealer commissions and bonuses largely relating to our increased revenue and to an increase in accrued stock option exercise proceeds due to an increase in employee stock option exercises in the nine months ended March 31, 2006. Income taxes payable increased primarily due to the tax provision made for profitable operations during the nine months ended March 31, 2006.
Investing Activities
During the nine months ended March 31, 2007, $14.9 million of net cash was used by investing activities. $15.6 million of this amount was used for the purchase of property and equipment, of which $13.9 million related to the construction of our new research facility in Shanghai China, which was recorded in Construction in progress and $1.1 million was used for the purchase of research and development equipment, and $0.3 million was used for the purchase of leasehold improvements for our facilities in Taiwan and Japan, and office equipment. We received cash proceeds of $1.2 million from the sale of stocks of a privately held company.
Financing Activities
During the nine months ended March 31, 2007, $0.1 million of net cash was provided by financing activities relating to $0.8 million tax benefit gained from the exercise of the stock options and $0.9 million from the exercise of employee stock options, significantly offset by the net cash of $1.6 million paid to employees related to the Internal Revenue Code Section 409A.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2007 (in millions):

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.1	$1.3	$0.6	$—	$3.0
Building construction contract (2)	3.8	—	—	—	3.8
Purchase obligations (3)	19.6	1.3	—	—	20.9

Total	$24.5	$2.6	$0.6	$—	$27.7

1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our non-cancelable operating leases as of March 31, 2007.

(2)	We are currently constructing a new research and development building in Shanghai which we expect to be completed during the first quarter of fiscal 2008.

(3)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and December 31, 2006, respectively, we believe that we have now filed all of our delinquent reports.
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
In June 2006, the FASB issued EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. We offer up to two sabbatical leaves to full-time U.S. employees upon completion of 15 years of service and 20 years of service. Each sabbatical leave is four weeks and must be taken at one time. We early-adopted EITF 06-02 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. However, a portion of our cash is denominated in foreign currencies and could be subject to foreign currency exchange rate risk. As of March 31, 2007, approximately $134.4 million of our investments matured in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2007, we had available-for-sale equity investments with a fair market value of $49 million. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately held companies, including privately-held start-up companies. During the nine months ended March 31, 2007, we invested an additional $0.5 million in one privately-held company. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of March 31, 2007, the balance of our long-term equity investments in privately held companies was approximately $3.1 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our management concluded that our disclosure controls and procedures were not effective, as of March 31, 2007, at the reasonable assurance level.
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
Notwithstanding our conclusion that our disclosure controls were not effective as of March 31, 2007, at the reasonable assurance level, as a result of the material weaknesses identified above, we believe our unaudited condensed consolidated financial statements presented in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2007, we completed the following changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•	We continued to review our corporate governance practices and considered recommendations for improvements, if any, that might enhance the ability of the Board of Directors to carry out its responsibilities. The Nominating and Corporate Governance Committee continued to make recommendations for certain improvements in corporate governance policies and procedures that might be implemented by the Board of Directors to enhance corporate governance.

•	In February 2007, we appointed a new Chief Accounting Officer.

•	We began reviewing our existing internal controls, together with an independent third party, and commenced evaluating further improvements that might be made to our internal controls in connection with our ongoing effort to improve our control processes and corporate governance.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. If we are unable to meet this extended deadline, our securities will be suspended at the opening of business on September 17, 2007. As a result of filing this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and December 31, 2006, respectively, we believe that we have now filed all of our delinquent reports.
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