Form 10-K/A
period 2006-06-30
TRIDENT MICROSYSTEMS INC
filed 2007-08-22
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2005, the last business day of registrant’s second fiscal quarter for fiscal 2006, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $800,960,278 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At June 30, 2007, the number of shares of the Registrant’s common stock outstanding was 57,747,786.
DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 1 TO FORM 10-K
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as originally filed with the Securities and Exchange Commission on August 7, 2007 (the “Original Filing”). The Amendment solely amends Part IV, Item 15 of the Original Filing to add Exhibit 10.23, Form of Agreements under the 2006 Equity Incentive Plan, and Exhibit 23.1, Consent of Independent Registered Public Accounting Firm.
     Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing. On August 21, 2007, we filed our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, each of which was previously delinquent. By doing so, we believe we have now filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

TRIDENT MICROSYSTEMS, INC.

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	4
	Signatures	5
EXHIBIT 10.23
EXHIBIT 23.1

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
3.	Exhibits:

Exhibit	Description
10.23	Form of Agreements under the 2006 Equity Incentive Plan.(+)
23.1	Consent of PricewaterhouseCoopers LLP

(+)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 22, 2007

TRIDENT MICROSYSTEMS, INC.
By:	/s/ Glen M. Antle
Glen M. Antle
Acting Chief Executive Officer

INDEX TO EXHIBITS FILED TOGETHER WITH THIS AMENDMENT NO. 1 TO ANNUAL REPORT
3.	Exhibits:

Exhibit	Description
10.23	Form of Agreements under the 2006 Equity Incentive Plan.(+)
23.1	Consent of PricewaterhouseCoopers LLP

(+)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.