Form 10-Q/A
period 2007-03-31
TRIDENT MICROSYSTEMS INC
filed 2007-09-07
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2007

EXPLANATORY NOTE
Trident Microsystems, Inc. is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, originally filed on August 21, 2007 (the “Original Filing”). This Form 10-Q/A is filed with the Securities and Exchange Commission (the “Commission”) for the purpose of amending the Consolidated Statements of Income included in the Original Filing, to change the classification of certain non-cash stock-based compensation expense amounts within operating expenses from research and development to selling, general and administrative.
Subsequent to the Original Filing, we determined that we had made an error in our classification of certain stock-based compensation expense between research and development and selling, general and administrative for the three and nine months ended March 31, 2007. We had included certain stock-based compensation expense amounts in research and development that should have been included in selling, general and administrative. Accordingly, we are amending our Condensed Consolidated Statements of Income to correct the amounts shown as research and development expenses, which were previously reported as $11,783,000 and $32,159,000 for the three and nine months ended March 31, 2007, respectively, to $11,283,000 and $31,659,000, respectively. In addition, our Condensed Consolidated Statements of Income also reflects the correction of the amounts shown as general and administrative expenses, which were previously reported as $10,366,000 and $35,889,000 for the three and nine months ended March 31, 2007, respectively, to $10,866,000 and $36,389,000, respectively. These amendments have no effect on income from operations, net income or income per share amounts for the three and nine months ended March 31, 2007. We have also amended that portion of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” that discusses the operating results for the three and nine months ended March 31, 2007, respectively. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety as amended.
In addition, we have amended the activity for restricted stock for the nine months ended March 31, 2007, as disclosed in Note 9 of the Notes to the Condensed Consolidated Financial Statements, to correct the nonvested balance at June 30, 2006, the number of shares granted during the nine month period and the weighted average fair value at the date of grant.
Except for the corrections of errors described above, this Form 10-Q/A does not amend, modify or update the Original Filing in any respect. This Form 10-Q/A does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.
New certifications of the principal executive officer and principal financial officer are included as exhibits to this Form 10-Q/A.
PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31,		March 31,
	2007	2006	2007	2006
		(As Restated)(1)		(As Restated)(1)
Revenues	$60,579	$44,743	$200,202	$118,560
Cost of revenues	30,993	21,953	100,671	57,336

Gross profit	29,586	22,790	99,531	61,224
Operating expenses:
Research and development	11,283	8,627	31,659	24,312
Selling general and administrative	10,866	7,072	36,389	19,043

Total operating expenses	22,149	15,699	68,048	43,355

Income from operations	7,437	7,091	31,483	17,869
Interest income	1,241	604	3,562	1,341
Other income (expense), net	418	(276)	1,690	(126)

Income before provision for income taxes and cumulative effect of change in accounting principle	9,096	7,419	36,735	19,084
Provision for income taxes	3,481	1,831	13,188	2,480

Income before cumulative effect of change in accounting principle	5,615	5,588	23,547	16,604
Cumulative effect of change in accounting principle	—	—	(190)	1,819

Net income	$5,615	$5,588	$23,357	$18,423

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.10	$0.10	$0.41	$0.31
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Basic	$0.10	$0.10	$0.41	$0.34

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.09	$0.09	$0.37	$0.26
Cumulative effect of change in accounting principle	—	—	—	0.03

Net income per share — Diluted	$0.09	$0.09	$0.37	$0.29

Shares used in computing net income per share — Basic	57,748	56,025	57,599	54,042

Shares used in computing net income per share — Diluted	63,440	63,716	63,346	62,746

(1)	See Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings.”
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
The activity for restricted stock for the nine months ended March 31, 2007 is summarized as follows:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share amounts)	Shares	Value
Nonvested balance at June 30, 2006	—	$—
Granted	235	19.98
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2007	235	$19.98

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

Research and Development

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Research and development	$11.3	$8.6	31%	$31.7	$24.3	30%
As a percentage of total revenues	19%	19%		16%	21%
The increase in research and development expenses for the three months ended March 31, 2007 was primarily due to (i) increased research expenditures of $1.5 million relating to our SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, (ii) increased spending on additional personnel of $0.8 million, (iii) increased depreciation expense of 0.4 million due to purchases of additional property and equipment and (iv) partially offset by decreased stock-based compensation expense of $0.3 million. The increase in research and development expenses for the nine months ended March 31, 2007 was primarily the result of (i) new product development expenditures of $3.3 million relating to our SVP-LX, SVP-CX, SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, (ii) increased spending on additional personnel of $2.1 million due to increases in headcount and salaries and (iii) increased depreciation expense of 0.8 million due to purchases of additional property and equipment. The decrease in research and development expenses as a percentage of revenues during the nine months ended March 31, 2007 compared to the same prior period was primarily attributable to revenues increasing at a proportionately higher rate than research and development expenses.
We are currently planning to continue development of the next generation DPTVTM products as well as other advanced products for the digital television market in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
		(As restated)			(As restated)
Selling, general and administrative	$10.9	$7.1	54%	$36.4	$19.0	91%
As a percentage of total revenues	18%	16%		18%	16%
The increase in selling, general and administrative expenses for the three months ended March 31, 2007 was primarily attributed to (i) increased professional fees of $3.8 million, of which $3 million related to the cost of the investigation into our historical stock option practices and the remaining $0.8 million represented legal, accounting and other professional fees incurred by the Company in connection with its business operations, (ii) increased stock-based compensation expense of $0.5 million, (iii) increased third-party sales representative commission expenses of $0.3 million due to an increase in product sales, (iv) partially offset by the decrease in salaries and associated personnel expenses of $1.2 million. Of this $1.2 million offset, approximately $0.8 million primarily related to decreased payroll taxes associated with gains on option exercises due to employees’ temporary inability to exercise vested options during the three months ended March 31, 2007 and the remaining $0.4 million represented decreases in salaries and employee benefits primarily in connection with the resignation of our former Chief Executive Officer and another employee in the quarter prior to the three months ended March 31, 2007.
The increase in selling, general and administrative expenses for the nine months ended March 31, 2007 was due to increased (i) professional fees of $14 million, of which $13 million related to the cost of the investigation into our historical stock option practices and the remaining $1 million represented the legal, accounting and other professional fees incurred by the Company in connection with its business operations, (ii) increased third-party sales representative commission expenses of $2.7 million due to an increase in product sales and (iii) increased stock-based compensation expense of $0.9 million. The increase in selling, general and administrative expenses as a percentage of revenues was primarily attributable to increases in professional fees primarily relating to the cost of the investigation into our historical stock option practices. We will continue to monitor and control our selling, general and administrative expenses.
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
Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(5)

3.3	Amended and Restated Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(6)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.
(Registrant)

Dated: September 7, 2007	By:	/s/ John S. Edmunds

John S. Edmunds
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(5)

3.3	Amended and Restated Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993

(2)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 21, 1998.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(6)	Filed herewith.