Form 10-K
period 2007-06-30
TRIDENT MICROSYSTEMS INC
filed 2007-09-10
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	77-0156584 (I.R.S. Employer Identification Number)

3408 Garrett Drive, Santa Clara, California (Address of principal executive offices)	95054-2803 (Zip Code)
(408) 764-8808
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 29, 2006, the last business day of registrant’s second fiscal quarter for fiscal 2007, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $808,971,000 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At August 31, 2007, the number of shares of the Registrant’s common stock outstanding was 58,016,618.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders – Part III of this Form 10-K.

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
PART I
ITEM 1. BUSINESS
Overview
We design, develop and market integrated circuits, or ICs, and associated software for digital media applications, such as digital television, or digital TV, liquid crystal display television, or LCD TV, and digital set-top boxes, or STB. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digitally processed televisions, or DPTVTM, for the consumer television market. In June 2003 we announced a restructuring of our business to divest our legacy graphics business and in a separate transaction merged our digital media segment with Trident Technologies, Inc., or TTI, – a Taiwanese company that was 99.9% owned by Trident at June 30, 2007, 2006 and 2005, in order to strengthen and extend our digital TV business. TTI had previously been operating primarily as a Taiwan-based semiconductor design house which had developed various video processing technologies useful for digital media applications. As a result, since June 2003, we have focused our business primarily in the rapidly growing DPTV market and related areas.
We reorganized again in 2006, and since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI is in the process of being dissolved.
We operate in one reportable segment: digital media. During the fiscal years ended June 30, 2007, 2006 and 2005, the digital media segment accounted for nearly all of our revenues. For the fiscal years ended June 30, 2007, 2006 and 2005, the digital media segment accounted for $270.8 million, $171.3 million, and $68.5 million in revenues, respectively. As a percentage of total revenues for the fiscal years ended June 30, 2007, 2006 and 2005, the digital media segment accounted for 100%, 99%, and 99% of our revenues for those years, respectively. We also sell a product that focuses on digital television in the PC market and revenues generated from this product are included in the digital media segment. We have done some engineering consulting, which has historically been accounted for separately from our digital media revenue stream and is included in other revenue.
We have been investing in and experiencing success in the digital media market for several years. During that time, the digital television industry has grown rapidly and we believe that this industry is entering into a further growth phase. To date, we have invested in developing strong relationships with large original equipment manufacturers, or OEMs, in the consumer electronics area, such as Sony, Samsung, Sharp, Philips and others. We are also focused on developing strong relationships with fast growing Chinese manufacturers such as Skyworth, TCL, Konka, Changhong, Xoceco and Hisense, and leading European manufacturers such as Vestel, although a majority of the market today is held by large OEMs. We believe that over time more of the high volume digital media business will migrate to the Taiwanese and Chinese original-design manufacturers, or ODMs; accordingly, we believe that it is important to have strong relationships among customers operating at both ends of the market. We have also invested in integrating key technologies and providing integrated system-on-chip, or SOC, advantages to our customers, including innovation in video quality.

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
Successful execution of this strategy will require us to be an early mover with new technology and to achieve outstanding execution of complex system-on-chip designs. We have established our position as an early mover through the industry’s first integration of multi-standard video decoding and comb filtering with advanced video processing with the introduction of the DPTV-DX chip in 2001. We again demonstrated our ability to lead with new technology by introducing the industry’s first integrated 10-bit ADC in the DPTV 3D Pro in 2002. In 2005 we introduced advanced video processing integrated with ATSC/DVB decoding and HDMI integrated with 10-bit 3D multi-standard video decoding. DVB, short for Digital Video Broadcasting, is a suite of internationally accepted open standards for digital television. Advanced Television Systems Committee, or ATSC, is defined as digital television standards. HDMI, or high-definition multimedia interface, is an all-digital audio/video interface capable of transmitting uncompressed streams. Achieving such industry firsts demonstrates our ability to timely execute highly complex chip designs which add significant additional features and performance. In 2007 we have continued to evolve our technology by developing products that include motion estimation and motion compensation technology that helps to eliminate motion judder, which is most notable when a camera pans across a wide area. In addition, we have continued to focus on enhancing our highly integrated solution that adds MPEG decoding to image processing in the form of our high definition digital television, or HiDTV®, product lines. MPEG stands for Moving Picture Experts Group, the family of standards used for coding audio-visual information (e.g., movies, video and music) in a digital compressed format.
Our business is subject to various risks and uncertainties. You should carefully consider the factors described in Item 1A “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.
Markets and Applications
In fiscal 2007, we focused our principal design, development and marketing efforts on our digital media products. Our digital media products accounted for 99% or more of total revenues for each of our fiscal years ended June 30, 2007, 2006 and 2005. We plan to continue developing our next generation DPTV product, as well as other advanced products for digital TV and digital set top boxes, or STB, for the worldwide digital television market. The DPTV family’s high levels of functional integration and video quality enable our customers to have flexibility and cost advantages in their advanced TV designs. The DPTV video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV family applies the same concept of functional integration and video quality excellence to standard and high-definition digital broadcast signals. We expect that the worldwide television market will eventually be dominated by digitally broadcast content; therefore, we believe that our future success depends on our ability to integrate additional technologies and have our products support that market volume opportunity on an ongoing basis. However, we anticipate that the digital television market will generate substantially all of our revenues in the near term.
The following table describes our product families and markets:

Product Family	Description	Markets
DPTV	Integrated multi-standard video decoding, format conversion, and image enhancement processors	Advanced TV including cathode ray tube, or CRT, plasma, LCD, rear-projection and front-projection display types, AV Notebook PC, Multi-function LCD Monitors.

HiDTV	Integrated ATSC/DVB (MPEG2) decoding, format conversion, and image enhancement processors	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

TDM	Demodulation for ATSC, DVB-C, DTMB IF signals	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

Current Digital Media Products:
We have been developing products for other digital media applications, such as set top boxes and progressive television sets, since 1999. The DPTV market in particular has begun to emerge as a high volume market for these products. Our DPTV products are designed to optimize and enhance video quality for various display devices, such as cathode ray television (“CRT TV”), liquid crystal display television , plasma display panel (“PDP”), projection television, liquid crystal display projection TV and AV notebooks.
DCRe®. DCRe, Digital Cinema Reality Engine, is Trident’s proprietary technology to address the need for today’s high-end multimedia digital television application requirement. It embodies Trident’s DPTV design by offering a highly integrated and common-chassis multimedia digital television design platform that is both a high quality television set as well as a multimedia display terminal for PC graphics. This design platform is able to receive and decode the conventional NTSC, PAL and SECAM broadcasting signals, the three main video broadcast standards, to display PC VGA inputs and to receive high definition component inputs from the digital set-top box.
SVP-UX/WXTM. SVP UX/WX is Trident’s seventh-generation all-in-one video processor product family. The video processors are highly integrated system-on-a-chip devices for providing the highest performance, targeting the fast growing HDTV and PC-ready LCD TV, PDP TV, and DLP TV applications where high precision processing of video and data are the requirements. SVP UX/WX contains dual purposed triple 10-bit high-precision and high speed video ADCs for both PC and video inputs, the high speed HDMI could support all HDMI inputs up to 162 MHz with HDCP format, the high performance multi-format 3D digital comb video decoder that supports NTSC, PAL, and SECAM, a HDTV sync separator, and motion adaptive de-interlacing engine. SVP UX/WX is Trident’s 7th generation DCRe super video processor which integrates a high performance MEMC (motion estimation motion compensation) engine. The MEMC technology analyzes the movements between successive fields through the method of motion estimation engine and then inserts motion compensated frames to remove motion judders for video sources from movie films. The DCRe technology integrates advanced 3D-comb video decoding, motion adaptive deinterlacing, object-based digital noise reduction, advanced seventh generation scaling engine, film mode support, average picture level (APL), edge smoothing and dynamic sharpness enhancement.
SVP-AXTM. The SVP-AX is Trident’s seventh-generation all-in-one video processor for entry-level advanced digital TVs. Optimizing DCRe technology to meet the needs of cost-effective systems, the SVP-AX targets mid to large-size displays up to “1080p” (1920x1080p) resolution. The SVP AX includes many of the improvements in video decoding, video processing, and display interface, as found in the SVP-WX. In addition, the SVP AX features an embedded multi-standard audio decoder and processor. The SVP-AX targets the entry-level market for LCD, PDP, and DLP TVs for the leading branded TV OEMs.
SVP-PXTM. The SVP PX video processor is a highly integrated system-on-chip device, targeting the converging HDTV-ready and PC-ready LCD TV, PDP TV, and DLP TV applications where high-precision processing of video and data are required. SVP-PX contains our sixth generation dual-purpose triple 10-bit high-precision and high-speed video analog to digital converters, or ADCs, for both PC and video inputs, the high-performance multi-format 3D digital “comb filter” or television video decoder that supports NTSC, PAL and SECAM broadcasting signals, a HDTV sync separator, motion adaptive de-interlacing engine, and the video format conversion engine, supporting multi-window display in many different output modes. Trident’s DCRe engine—digital cinema reality engine, is integrated inside the SVP PX to provide the most natural cinema-realistic images. The DCRe technology integrates advanced 3D-comb video decoding, advanced motion adaptive de-interlacing, object-based digital noise reduction, our advanced sixth generation scaler, film mode support, average picture level, or APL, edge smoothing and dynamic sharpness enhancement. Trident’s patented Unified Memory Architecture, or UMA, allows frame rate conversion, 3D comb video decoding, and video enhancement processing to share the same frame buffer memory that is made up of high-speed and cost-effective PC graphic memory. All of these advanced digital processing techniques are combined with a true 10-bit video data processing for the most optimal video fidelity in order to provide the most natural and cinema-quality video images. Designed for maximum system design flexibility, SVP-PX integrates all video interfaces to support converging digital video, analog video and PC data applications. The users of Trident’s single chip SVP PX video processor(s) will benefit from many features while maintaining a price competitive advantage over existing solution(s).
SVP-LXTM. The SVP-LX is Trident’s sixth-generation all-in-one video processor for high-end advanced digital TVs. The SVP-LX targets large-size high-definition (1920x1080p resolution) displays. The SVP-LX includes improvements in video decoding, video processing, display interface, and specific European-market functionality such as SCART, a French-originated standard and associated 21-pin connector for connecting audio-visual equipment. The SVP-LX targets the high-end market for LCD, PDP, and DLP TVs.
SVP-CXTM. The SVP-CX is Trident’s sixth-generation all-in-one video processor for entry-level advanced digital TVs. Optimizing DCRe technology to meet the needs of cost-effective systems, the SVP-CX targets small and mid-size displays up to “WXGA” (1366x768p resolution) resolution. The SVP-CX includes many of the improvements in video decoding, video processing, display interface, and specific European-market functionality as the SVP PX. The SVP-CX targets the entry-level market for LCD, PDP, and DLP TVs for the leading branded TV OEMs.
SVP-EXTM. The SVP-EX is Trident’s fifth-generation all-in-one video processor product family. It features the industry’s first TruevideoTM 10-bit video processing technology that is optimized for 1080i HDTV component input. Embedded with a DCRe engine, the SVP-EX video processor delivers the highest quality digital video images. The DCRe technology integrates an advanced 3D-comb video decoder, advance motion adaptive de-interlacing engine for up to 1080i input, object-based digital noise reduction, cubic-4 image scaling, film mode support, APL feedback to increase the TV set dynamic range, edge smoothing, and dynamic sharpness enhancement. The SVP-EX video processor is equipped with numerous outputs, including a 24-bit transistor-transistor logic, or TTL, digital to analog converter, or DAC, and low voltage differential signaling, or LVDs interface, providing versatility with Trident proprietary DCRe technology. It delivers vivid cinema-realistic motion and still images. The SVP-EX processor targets the high-performance flat-panel LCD, rear-projection, flat CRT and plasma display TV markets.
HiDTV®. HiDTV is the first generation, system-on-a-chip digital TV engine for the design of high definition digital TV, or HiDTV, systems. It integrates a 32-bit embedded CPU microprocessor, a MPEG2 MP@HL decoder, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC and DVB standards, TDES and DVB common descrambler, a high performance graphics engine, and key video enhancement processing technologies for the DPTV products to enhance the analog TV signals. A unified external DDR DRAM is used for both system buffers and application programming. HiDTV integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components.
Components such as video decoders and demodulators can interface with HiDTV without external glue logic. HiDTV integrates standard I/O interfaces such as UART, IR, and smart card interface.
HiDTV®PRO. HiDTV PRO is Trident’s second generation, system-on-chip digital TV engine for the design of HiDTV systems. It integrates dual 32-bit embedded CPU, dual MPEG2 MP@HL decoders, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC, DVB and ARIB standards, TDES, Multi2 and DVB common descrambler, a high-performance 2D graphics engine, and Trident’s SVPTMLX with DCRe video processing to enhance all essential video signals. A unified external DDR2 DRAM is used for both system buffers and application programming. HiDTV PRO integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components. Components such as video decoders and demodulators can interface with HiDTV PRO without external glue logic. HiDTV PRO integrates standard I/O interfaces such as UART, IR, and smart card interface. It also integrates a POD controller that supports US digital cable-ready applications.
HiDTV® LX. HiDTV LX integrates Trident’s dual-channel fourth-generation video processor core with a 180MHz 32-bit embedded CPU, a single-stream high-definition MPEG2 decoder, and peripheral interface functions such as PCI. The HiDTV LX enables TV system OEMs to create high-quality digital television systems capable of decoding ATSC, DVB, and ARIB transport streams with no sacrifice in picture quality.
HiDTV® Pro PX/LX. HiDTV Pro PX/LX integrates Trident’s sixth-generation dual-channel video processor core with a 250MHz 32-bit embedded CPU, a dual-stream high-definition MPEG2 decoder, and additional peripheral interface functions such as USB 2.0 and logic supporting digital-cable-ready, or DCR, and common-interface, or CI, protocols. HiDTV Pro PX supports 1366x768-resolution displays while HiDTV Pro LX supports 1920x768 HD displays. In conjunction with the Trident Analog Front End, or TAFE, chip the HiDTV Pro family enables leading digital TV OEMs to create cost-effective no-compromise solutions for the rapidly-growing integrated digital decoding segment of the world-wide DTV market.
TAFETM. Our TAFE product is the result of our collaboration with a third party in integrating HDMI with advanced digital TV functions. TAFE integrates dual HDMI receivers with Trident’s sixth-generation 3D video decoder. A 30-bit interface to Trident’s HiDTV Pro family of integrated digital video processors ensures that video quality is not compromised. TAFE and HiDTV Pro PX/LX represent Trident’s market strategy to meet the needs of top-tier digital TV OEMs.
Current PCTV Application Products:
TV MasterTM TM6000. The TV Master TM6000 is a highly integrated system-on chip device, designed to transform ordinary notebooks and desktop PCs into high quality PC/TVs and media center PCs. The TV Master TM6000 integrates dual 10-bit high-quality video ADCs with a 2D digital comb filter, multi-standard color decoder, dual 16-bit audio ADCs, USB2.0 controller and PHY, the electronic IC or functional block of a circuit that takes care of encoding and decoding between a pure digital domain, and a modulation in the analog domain, and an embedded MPU. Our TV Master TM6000 has achieved a high level of integration for the USB2.0 TV tuner box and TV add-in card application. TV Master TM6000 also supports digital AV streams in transport-stream, or

TS, format and is one of the first USB 2.0 TV capture device to support both analog and digital TVs (DVB-T/S/C/H, ATSC, DMB, and etc) with minimum external components.
TV MasterTM TM5600. The TV Master TM5600 is a pin-to-pin compatible IC with TM6000; containing the same application functions as TM6000, but without the support on digital TV TS input.
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
Our digitally processed television customers include leading manufacturers of TVs in Japan, South Korea, China, Taiwan, Europe and Turkey. We service these customers primarily through our offices in the United States, Taiwan and China. As digital media is rapidly developing in the United States, Europe, Japan, South Korea, China, and elsewhere, we expect that leadership in the digital media industry will also rapidly change. Our goal is to become a leading supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV sales increase in those markets.
During fiscal 2007, we generated nearly all of our revenues from customers located in Asia. A small number of customers often account for a majority of our revenues in any quarter. Our top five customers accounted for 82% of our total revenues for the fiscal year ended June 30, 2007. However, sales to any particular customer may fluctuate significantly from quarter to quarter. During the fiscal years ended June 30, 2007 and 2006, sales to two customers, Samsung and Midoriya (a distributor for Sony), each accounted for more than 10% of total revenues. During the fiscal year ended June 30, 2005, sales to three customers, Midoriya, Skyworth and Samsung, each accounted for more than 10% of total revenues. Fluctuations in sales to any of these key customers may adversely affect our operating results in the future. For additional information on foreign and domestic operations, see Note 13, “Segment and Geographic Information and Major Customers,” to the Consolidated Financial Statements.
During fiscal years 2007, 2006 and 2005, a majority of our digital media product revenues was generated through sales to customers located in Asia. We anticipate that sales to customers in Asia will continue to account for a substantial percentage of our revenues. In addition, the foundries that manufacture our products are located in Asia. Due to this concentration of international sales and manufacturing capacity in Asia, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar which could increase our products’ sales price in local currencies in foreign markets, tariffs and other barriers and restrictions, and the burdens of complying with a wide variety of foreign laws. In addition, we are subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our sales, support and third-party fabrication efforts in Hong Kong, Taiwan and elsewhere. Also, political instability or significant changes in economic policy could disrupt our operations in foreign countries or result in the curtailment or termination of such operations.
Competition
The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue to increase. The principal factors upon which competitors compete in our markets include, but are not limited to, price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. Substantial competition exists in all areas of our business. In the digital media market our principal competitors are Broadcom Corporation, Micronas AG, Media Tek Ltd., Toshiba, NXP Semiconductors (formerly Philips Semiconductor), Pixelworks, Inc., Genesis Microchip, Inc., Advanced Micro Devices, Inc., Zoran Corporation, ST Microelectronics, Morning Star, and Huaya. Other smaller competitors supplying LCDTV chip sets may arise in the future. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

We plan to continue developing the next generation DPTV and HiDTV products as well as other advanced products for digitally processed television and digital set top boxes for worldwide markets. We believe the market for digital media will continue to be competitive and will require substantial research and development, sales, and marketing efforts to remain competitive. We expect to devote significant resources to compete in this market.
Research and Development
Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of June 30, 2007, 2006 and 2005, our staff of research and development personnel comprised 310 people, 224 people and 189 people, respectively. Research and development expenditures totaled approximately $45 million, $34 million and $37 million in fiscal years 2007, 2006 and 2005, respectively.
Our significant investment in research and development has generally enabled us to provide highly integrated video processor solutions to the market. We were one of the first companies to integrate a high precision ADC, advanced 3D comb filter, video decoder, HDMI receiver, de-interlacer, and scaler into a single chip. We continue to plan introductions of next-generation DPTV and HiDTV chips. New technology development includes motion-compensated deinterlacing, multi-format video decoder, and intermediate frequency (IF) demodulation. We are currently working on system-on-chip digital TV SOC chip solutions for HiDTV systems that will integrate some of these technologies to support both digital and analog TV broadcasting with an optimized blend of cost and performance for the major segments of the advanced digital media market. We continue to work on improvements of our system-on-chip IC’s for PCTV applications through USB and PCI Express interfaces.
Manufacturing
We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. From our August 2003 restructuring through September 2006, TTI provided manufacturing operations for our digital media business segment; these operations are now conducted through our subsidiary Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. In fiscal 2007, United Microelectronic Corporation, or UMC, in which we held an investment in common stock valued at $50.7 million as of June 30, 2007, provided substantially all of our foundry requirements, and we expect that UMC will provide substantially all of our foundry requirements for fiscal 2008. We expect to sell our investment in UMC over time and expect to have fully sold our investment in UMC by December 31, 2010.
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
Patent and Proprietary Rights
We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained 16 digital video processing technology patents from July 2002 to July 2007, including 5 U.S. patents and 11 patents in foreign jurisdictions, and we have various other patent applications pending. However, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us. While we maintain certain rights and obligations with respect to our graphics technology, substantially all such rights for the PC graphics field were transferred as part of a transaction with XGI Technology, Inc., or XGI, in July 2003 in which we transferred our graphics assets in exchange for an equity interest in XGI.
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
Trademarks
DCRe, DPTV, HiDTV, PanelPro, PanelTV and PanelVision are our registered trademarks. HiDTV LX, HiDTV PRO, HiDTV Pro PX/LX, SVP-AX, SVP-CX, SVP-EX, SVP-LX, SVP-PX, SVP-UX/WX, TAFE, Trident, Trident Microsystems, Inc. and TV Master are our trademarks. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.
Employees
As of June 30, 2007, we had approximately 520 full-time employees, 70 in the United States and 450 in Asia. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.
Available Information
We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
You may obtain a free copy of our most recent annual report on Form 10-K and any amendments to the report on the day of filing with the SEC or on our website on the World Wide Web at http://www.tridentmicro.com. We do not make available on our website quarterly reports on Form 10-Q or current reports on Form 8-K because we state on our website the location where such filings can be found on the SEC website and on http://www.FreeEdgar.com. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports by contacting the Investor Relations Department at our corporate offices by calling 408-764-8808 or by sending an email message to investor@tridentmicro.com.
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
As a result of our investigation into our historical stock option granting practices and the restatement of our previously-filed financial statements, we are subject to civil litigation claims and regulatory investigations that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and have restated our financial statements for the interim first three quarters of fiscal 2006 as well.
Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions, as described in Part I, Item 3, “Legal Proceedings.” Any of these actions could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. In addition, the restatements of our previous financial results and the ongoing regulatory proceedings and government inquiries could impact our relationships with customers and our ability to generate revenues.
We face risks related to Securities and Exchange Commission, or SEC, Department of Justice, or DOJ, and other investigations into our historical stock option grant practices and related accounting, which could require significant management time and attention, and could require us to pay fines or other penalties.
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the SEC on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. The Department of Labor has recently advised us that because of the appointment of an independent fiduciary for the 401(k) plan, and assuming the Company will provide the Department of Labor with relevant information concerning any claims that may be brought, the Department of Labor will take no future action with respect to the 401(k) plan’s potential claims arising from its investment in Company stock. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
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
We have experienced certain departures of key personnel, including our former Chief Executive Officer, in connection with the investigation into our historical stock option grant practices and related issues. Two of our directors also resigned as a result of potential conflicts of interest identified during the stock option investigation. While we have appointed one of our directors, Glen Antle, as Chairman of the Board of Directors and Acting Chief Executive Officer, we have not retained a permanent Chief Executive Officer. Mr. Antle is available to assist us on a part time basis only. We are also searching for additional personnel to add to our management team and to our Board of Directors, and have recently retained two individuals as a General Counsel and a Chief Accounting Officer and two additional independent directors have been elected to our Board of Directors. While we do not believe that our business has been adversely affected by these changes to date, it is important to our success that we identify a permanent Chief Executive Officer. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
The issues surrounding our historical stock option grant practices are complex. We did not pre-clear our filings with the SEC, and if the SEC determined to review our filings, there can be no assurance that we will not be required to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the restatements included therein. In addition to the cost and time to amend financial reports, such amendments may have a material adverse affect on investors and common stock price.

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
We continue to have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely.
As a result of the Special Committee’s investigation, and as part of our evaluation of the effectiveness of our internal control over financial reporting and of our disclosure controls and procedures as of June 30, 2007, we concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the fiscal year ended June 30, 2007, as described below under Item 9A, “Controls and Procedures.” These material weaknesses were first identified as a result of our evaluation of our internal control over financial report as of June 30, 2006, and have not yet been fully remediated. The Board of Directors previously directed management to implement, and management is continuing to implement, measures designed to ensure that information required to be disclosed in our periodic reports is complete, and is recorded, processed, and summarized accurately and reported timely, and that information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
As a result, although we expect to fully remediate the material weaknesses identified in Item 9A, “Controls and Procedures” below, during the second quarter of fiscal 2008, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have now filed all of our delinquent reports.
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
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for 93% of our revenues in fiscal 2007. Sales to Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for 95% of our revenues in fiscal 2006. Sales to Asian customers, primarily in China, Japan, South Korea and Taiwan accounted for 97% of our revenues in fiscal 2005.
In fiscal 2007, approximately 66% of our revenues were derived from sales to two customers, Samsung and Midoriya (a distributor for Sony), and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 41% and Midoriya accounted for approximately 25%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
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
Currently, the majority of our sales through distributors are made through distributors in Japan who function as purchasing conduits for each of two large Japanese OEM customers. In these two cases, we also have a direct relationship with the respective OEM customer, but generally the distributors also take certain inventory positions and resell to their OEM customers. On the other hand, in a smaller proportion of our distributor sales, we do have a more traditional distributor relationship that involves the distributor taking inventory positions and reselling to multiple customers. With all distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. The more traditional distributor relationships do reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
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
We plan to continue developing the next generation of DPTV and HiDTV, as well as other advanced products for digital TV and digital STB for the digital media market in the United States, China, Japan, South Korea, Taiwan and Europe. We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Toshiba, NXP Semiconductors, Micronas AG, Pixelworks, Inc., Genesis Microchip, Inc., Advanced Micro Devices, Inc. (formerly ATI Technologies Inc.), Zoran Corporation, ST Microelectronics, Morningstar, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have. Therefore, we expect to devote significant resources to the DPTV and HiDTV market even though competitors are substantially more experienced than we are in this market.
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
None.

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
Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our historical stock option grant practices and related issues and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, investigations from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. The Department of Labor has recently advised us that because of the appointment of an independent fiduciary for the 401(k) plan, and assuming the Company will provide the Department of Labor with relevant information concerning any claims that may be brought, the Department of Labor will take no future action with respect to the 401(k) plan’s potential claims arising from its investment in Company stock. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have now filed all of our delinquent reports.
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
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation described above. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plans to make claim for reimbursement from our insurers of any potentially covered future indemnification payments.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have now filed all of our delinquent reports.
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
The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ in fiscal years 2007 and 2006:

	High	Low
Fiscal Year 2007
First Quarter	25.24	14.85
Second Quarter	25.54	18.17
Third Quarter	23.16	16.54
Fourth Quarter	23.59	18.00

Fiscal Year 2006
First Quarter	18.59	11.23
Second Quarter	21.38	13.95
Third Quarter	31.14	18.55
Fourth Quarter	31.49	16.87
Approximate Number of Stockholders
As of June 30, 2007, there were approximately 70 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividends
Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2007, nor issue any securities that were not registered under Securities Act of 1933.
Stock Performance Graphs and Cumulative Total Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the S&P Semiconductors Index for each of the last five fiscal years ended June 30, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Trident Microsystems, Inc., The NASDAQ Composite Index
And The S&P Semiconductors Index

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected consolidated summary financial data for each of our last five fiscal years.

	Fiscal Years
(In millions, except per share amounts)	2007 (1)	2006 (1)	2005 (2)	2004 (2)	2003 (2)(3)
Summary of Operations:
Revenues	$270.8	$171.4	$69.0	$52.6	$52.8
Income (loss) from operations	$40.1	28.4	(29.9)	(11.9)	(19.8)
Net income (loss)	$30.1	26.2	(30.2)	(4.8)	(26.1)
Net income (loss) per share — Basic	0.52	0.48	(0.64)	(0.11)	(0.64)
Net income (loss) per share — Diluted	0.48	0.42	(0.64)	(0.11)	(0.64)

Financial Position at Fiscal Year End:
Cash, cash equivalents, and short-term investments	$199.3	$152.7	$92.2	$84.3	$49.9
Working capital	$158.3	125.3	81.6	75.5	41.2
Total assets	$283.9	207.2	135.0	96.3	70.1
Stockholders’ equity	$201.8	153.7	109.3	74.4	52.2

(1)	Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on their fair values.

(2)	Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report for the fiscal year ended June 30, 2006 on Annual Report on Form 10-K.

(3)	The statements of operations for the year ended June 30, 2003 included the graphics division, which was transferred to XGI Technology, Inc. in July 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We design, develop and market integrated circuits for digital media applications, such as digital television or digital TV, liquid crystal display television, or LCD television, and digital set-top boxes. Our system-on-chip semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to users.
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan and Japan. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. Our top five customers accounted for 82% of our total revenues for the fiscal year ended June 30, 2007. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation (UMC), a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing digitally processed television (DPTV) market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at June 30, 2007, 2006 is in the process of being dissolved.
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
Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. Our customer incentive offerings primarily involve volume rebates for our products in various target markets. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates.
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
We adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors including stock options based on fair values. Our financial statements for the years ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended June 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in July 1, 2005 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for our pro forma information required under SFAS 123 for fiscal year 2005. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 9 of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), we continued to use historical volatility in deriving our expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because we believe that future volatility over the expected term of the stock options is not likely to materially differ from the past. Prior to July 1, 2005, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
For the years ended June 30, 2007 and 2006, stock-based compensation expense, before income taxes, was $15.6 million and $13.2 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). For the year ended June 30, 2005 stock-based compensation expense, before income taxes, was $30.5 million, which was recorded under APB 25.

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
Investments
We hold minority interests in companies having operations or technology in areas generally within our strategic focus, one of which is publicly traded and has highly volatile share prices. For investments in privately-held companies, we monitor the investments for impairment quarterly based on the investees’ most recent financial statements, which may not have been audited and may not have been timely provided to us. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
Allowance for Sales Returns
We maintain a sales returns allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, the Company may determine that additional sales returns allowance are required to properly reflect its estimated exposure for product returns.
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
Product Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized based on historical information or specific product issues. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. As of June 30, 2007, accrued product warranty totaled $0.8 million.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $23.6 million as of June 30, 2007 due to uncertainties related to our ability to utilize all of our deferred tax assets before they expire, primarily consisting of certain net operating loss carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
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
Financial Data for Fiscal Years Ended June 30, 2007, 2006 and 2005
Revenues

	Fiscal Years
Revenues by region (1)	2007	% Change	2006	% Change	2005
(Dollars in million)
South Korea	115.5	107%	55.7	436%	10.4
Japan	91.7	37%	66.7	215%	21.2
China	31.3	13%	27.6	-9%	30.2
Taiwan	14.4	15%	12.5	136%	5.3
Europe	17.5	108%	8.4	1100%	0.7
Others	0.4	-20%	0.5	-58%	1.2

Total	270.8	58%	171.4	148%	69.0

(1)	Revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues are attributable to end customers that are located in a different location.
Digital media product revenues accounted for all of our revenues in fiscal 2007, after representing approximately 99% of total revenues for each of fiscal years 2006 and 2005. The increase in digital media product revenues in fiscal 2007 from fiscal 2006 was primarily attributed to continued success of our digital media products comprising predominantly our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of digital media products increased by 91% in fiscal 2007 compared to fiscal 2006, however, as is typical with consumer electronics markets, the year-over-year average selling prices decreased by approximately 17% over the same time period. The significant increase in digital media product revenues in fiscal 2006 was primarily attributed to the success of our digital media products in the digital television markets. During fiscal 2006, the volume of digital media units sold increased by more than 170% while the year-over-year average selling price declined by approximately 8%.
Revenues from customers located in Asia, primarily in South Korea, Japan, China and Taiwan, accounted for an aggregate of 93%, 95%, and 97% of our total revenues in fiscal 2007, 2006 and 2005, respectively. Revenues in fiscal 2007 increased in all regions primarily due to continued success of our standalone image process controllers largely in the digital process television markets. Revenues from Europe in fiscal 2007 increased primarily due to the increase sales of SVP-CX to a major OEM customer in Europe. Revenues in fiscal 2006 increased significantly in South Korea, Japan, Taiwan and Europe, compared to fiscal 2005. Revenues in China decreased in fiscal 2006 compared to fiscal 2005 principally due to intense price competition in that particular market. We expect customers located in Asia will continue to account for a significant portion of our revenues in future periods.
During the years ended June 30, 2007 and 2006, two customers each accounted for more than 10% of total revenues. During the year ended June 30, 2005, three customers each accounted for more than 10% of total revenues. Substantially all of our sales transactions were denominated in U.S. dollars during all reported periods. Approximately 48% of revenues in fiscal 2007 were generated through sales to distributors, compared to approximately 51% of revenues in fiscal 2006 and 38% of revenues in fiscal 2005.
Gross Margin

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Gross profit	$132.7	50%	$88.4	142%	$36.5
Gross margin	49.0%		51.6%		52.9%
Gross margin decreased 2.6 percentage points in fiscal 2007 compared to fiscal 2006, primarily due to: (i) product mix shift with a higher proportion of revenue associated with SVP-PX which had a lower gross margin than some of our previous products and comprised 45% of our total revenues during fiscal 2007 as compared to 26% of our total revenues during fiscal 2006, (ii) decreased revenue and average selling price from a previous generation product that had higher gross margin (iii) higher ramp-up costs associated with our new products such as SVP-LX and SVP UX/WX, which were introduced in fiscal 2007 and in late fiscal 2006, respectively. Gross margin decreased 1.3 percentage points in fiscal 2006 compared to fiscal 2005, primarily due to increased amortization expense of intangible assets relating to the acquisition of the minority interest in TTI, completed at the end of the third quarter of fiscal 2005. In addition, we launched our SVP–PX product in fiscal 2006, which has a slightly lower gross margin than some of our previous products.
In fiscal 2007, revenues from the sale of previously reserved products were $4.5 million or 1.6% of total revenues, as compared to $4.6 million or 2.7% of total revenues in fiscal 2006 and $3.3 million or 4.8% of total revenues in fiscal 2005. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. At the same time, we recorded additional inventory reserves for fiscal 2007 in the amount of approximately $2.2 million as compared to approximately $2.9 million for fiscal 2006 and $2.5 million for fiscal 2005.
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
We believe that the prices of our products will continue to decline over time as competition increases and new and more advanced products are introduced. We expect average selling prices of existing products to continue to decline, although the average selling prices of our entire product line may remain relatively constant or increase as a result of introductions of new, higher-performance products that may have additional functionality and that may or may not have higher relative gross margins as a percentage of revenues. Our strategy is to maintain and optimize gross margins by (i) managing average selling price erosion in pricing negotiations with customers, (ii) developing new and more advanced products that can add relative value to the selling price, (iii) reducing manufacturing costs by improving production yields, (iv) aggressively developing more cost effective products and (v) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Research and development	$44.5	32%	$33.8	(9)%	$37.3
As a percentage of total revenues	16%		20%		54%
The increase in research and development expenses for fiscal 2007 compared to fiscal 2006 was primarily the result of (i) increased new product development expenditures of $4.2 million relating to our SVP-UX/WX, SVP-AX and HiDTV Pro CX/FX products, (ii) increased spending on additional personnel of $3.6 million due to increases in headcount and salaries, (iii) increased depreciation expense of $1.0 million due to purchase of additional property equipment and (iv) increased stock-based compensation expense of $0.4 million. The decrease in research and development expenses as a percentage of revenues in fiscal 2007 compared to fiscal 2006 reflects revenues increasing at a proportionately higher rate than research and development expenses.
The decrease in research and development expenses for fiscal 2006 compared to fiscal 2005 was primarily attributable to decreased stock-based compensation expense of $10.4 million, partially offset by (i) increased employee-related expenses of $4.5 million resulting from an increase in employee headcount, salaries and bonuses, (ii) additional tape-out expenses of $2.5 million due to increased research expenditures relating to our SVP-LX and SVP-CX products and (iii) increased facilities expenses of $0.5 million. The decrease in research and development expenses as a percentage of revenues in fiscal 2006 compared to fiscal 2005 was primarily attributable to revenues increasing at a higher rate than research and development expenses.
We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital television market in the United States, Japan, South Korea, China, Taiwan and Europe, and therefore we expect research and development expense to continue to increase.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Sales, general and administrative	$48.0	83%	$26.2	10%	$23.9
As a percentage of total revenues	18%		15%		35%
The increase in selling, general and administrative expenses for fiscal 2007 compared to fiscal 2006 was primarily due to (i) increased professional fees of $18.1 million, of which $16.8 million related to the cost of the investigation into our historical stock option practices and the remaining $1.3 million represented legal, accounting and other professional fees incurred in connection with our business operations and (ii) increased third-party sales representative commission expenses of $3.1 million due to increased product sales. The increase in selling, general and administrative expenses as a percentage of revenues was attributable to increases in professional fees primarily relating to the cost of the investigation into our historical stock option practices. Although we will continue to monitor and control our selling, general and administrative expenses on an ongoing basis, we may continue to incur significant legal and other professional expenses related to the formal investigation into our historical stock option practices by the Department of Justice and the Securities and Exchange Commission.
The increase in selling, general and administrative expenses for fiscal 2006 compared to fiscal 2005 was primarily attributable to: (i) increased commission expenses of $3.1 million due to increased product sales, (ii) increased employee-related expenses of $2.8 million comprising principally increased accrued bonuses of $1.3 million, increased payroll taxes of $1.1 million associated with stock option exercises, and increased salaries of $0.4 million associated with additional headcount, (iii) increased professional fees of $1.8 million primarily relating to higher audit fees of $0.6 million for compliance with the requirements of the Sarbanes-Oxley Act of 2002 and higher legal fees of $1.4 million due to the absence of the $0.8 million benefit of a legal reserve reversal associated with the settlement of the Neomagic lawsuit in our favor in fiscal 2005, and (iv) increased amortization expense of intangible assets of $0.3 million, partially offset by decreased stock-based compensation expenses of $6.6 million. The decrease in selling, general and administrative expenses as a percentage of total revenues was primarily attributable to revenues increasing at a higher rate than sales, general and administrative expenses.
In-Process Research and Development

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
In-process research and development	$—	—	$—	(100)%	$5.2
As a percentage of total revenues	—		—		7%
During fiscal 2005, in connection with our acquisition of the minority interests in TTI, we allocated approximately $5.2 million of the purchase price to in-process research and development which had not yet reached technological feasibility and had no alternative future use. The amounts allocated to the acquired in-process research and development were immediately expensed in the period that the acquisition was completed because the projects associated with the in-process research and development efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. As of June 30, 2007, the products developed with the acquired DPTV and HDTV products technology are available for production with the exception of the HDTV-Pro product which is undergoing customer validation.
Interest Income

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Interest income	$4.9	113%	$2.3	320%	$0.5
As a percentage of total revenues	2%		1%		1%
The increases in interest income in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005 were primarily attributable to an increase in cash balances in fiscal 2007 and 2006, and to a lesser extent to improvement in interest rates. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.
Other Income (Expense), Net

	Fiscal Years
(Dollars in thousands)	2007	% Change	2006	% Change	2005
Other income/(expense), net	$1,947	15077%	($13)	(103)%	$425
As a percentage of total revenues	—		—		—

Other income/(expense), net included gain or loss on sale of stock of privately-held companies. The increase in other income/(expense) net in fiscal 2007 compared to fiscal 2006 was primarily attributable to (i) an increase in dividends of $1 million received from UMC, (ii) an increase in net currency transaction gains of $0.2 million due to weakness of the U.S. dollar and (iii) $0.2 million gain on the sale of investment in Afa Technologies, Inc. in fiscal 2007.
The decrease in other income/(expense), net in fiscal 2006 compared to fiscal 2005 was primarily attributable to a $0.6 million impairment loss on investments in privately-held companies, partially offset by $0.4 million of net currency transaction gains and $0.2 million dividend income in fiscal 2006 compared to a $0.3 million gain on the sale of privately-held companies in fiscal 2005.
Provision for Income Taxes

	Fiscal Years
	2007	Change	2006	Change	2005
Effective tax rate	35%	14%	21%	26%	(5)%
A provision for income taxes of $16.7 million, $6.3 million and $1.4 million was recorded for the fiscal years 2007, 2006 and 2005, respectively. The increase in our effective tax rate from fiscal 2006 to fiscal 2007 was primarily due to increased profits generated from our operations in foreign jurisdictions where we were subject to tax and the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The increase in our effective tax rate from fiscal 2005 to fiscal 2006 was primarily the result of an increase in our foreign operations pre-tax financial accounting income partially offset by a release of foreign operations valuation allowance. A tax benefit was recorded in fiscal 2006 as a result of eliminating this valuation allowance for deferred tax assets of $1.4 million.
Cumulative Effect of Change in Accounting Principle

	Fiscal Years
(Dollars in millions)	2007	% Change	2006	% Change	2005
Cumulative effect of change in accounting principle, net of tax	$(0.2)	(110)%	$1.8	100%	$—
In fiscal 2007, we adopted Emerging Issue Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences,” or EITF 06-2, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative charge from change in accounting principle totaling $0.2 million, net of tax. In fiscal 2006, the adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each year were as follows:

(In millions)	June 30, 2007	June 30, 2006
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$147.6	$103.0
Short-term investments	51.7	49.6

Total	$199.3	$152.6

Our primary cash inflows and outflows for fiscal years 2007, 2006 and 2005 were as follows:

	Years Ended June 30,
(In millions)	2007	2006	2005
Net cash flow provided by (used in):
Operating activities	$62.1	$60.8	$9.3
Investing activities	(17.7)	(5.4)	(8.1)
Financing activities	0.1	10.0	3.9

Net increase in cash and cash equivalents	$44.5	$65.4	$5.1

Operating Activities
Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. For fiscal 2007 compared to fiscal 2006, cash provided by operating activities increased slightly, as higher net income, a reduced increase in inventories and a decrease in prepaid expenses and other current assets (after excluding a noncash transaction that significantly increased other current assets as explained in the following paragraph), was largely offset by increased accounts receivable and significantly smaller increases in accounts payable and accrued expenses. For fiscal 2006 compared to fiscal 2005, the majority of the significant increase in cash provided by operating activities was from significantly higher net income (net income in fiscal 2006 versus net loss in fiscal 2005), increases in accounts payable and accrued expenses, partially offset by an increase in inventories. Fiscal years 2007, 2006 and 2005 included stock-based compensation charges of approximately $15.6 million, $13.2 million and $30.5 million, respectively.
On our consolidated balance sheet as of fiscal year end 2007, prepaid expenses and other current assets increased from fiscal 2006 to fiscal 2007 primarily due to the recording of prepaid taxes in connection with intercompany profit on assets remaining within Trident’s consolidated group. Excluding this noncash transaction, prepaid expenses and other current assets decreased primarily due to amortization of prepaid software license fees. Accounts receivable increased due to increased sales volume to our customers and timing of collections. Accounts payable increased primarily due to the timing of payments to vendors. Accrued expenses increased primarily due to accrued professional fees relating to the cost of the investigation into our historical stock option grants. Income taxes payable increased primarily due to the tax provision made for profitable operations in fiscal 2007 and foreign taxes resulting from the recording of income taxes payable in connection with intercompany profit on assets remaining within Trident’s consolidated group. On our consolidated balance sheet as of fiscal year end 2006, accounts payable increased from fiscal 2005 to fiscal 2006 due to increases in inventories and cost of revenues, which related to increased revenues. Accrued expenses increased primarily due to accrued commissions and bonuses largely relating to our increased revenues and to an increase in accrued stock option exercise proceeds resulting from an increase in employee stock option exercises in fiscal 2006. Inventories increased primarily due to anticipated customer demands for our products.
Investing Activities
Investing cash flows consist primarily of capital expenditures and payments for stock of privately-held companies, partially offset by proceeds from sale of stock of privately-held companies. The increase in net cash used in investing activities in fiscal 2007 compared to fiscal 2006 was primarily due to cash payments totaling approximately $15 million for constructing our new research and development building in Shanghai, China, which we expect to be completed in the first quarter of fiscal 2008. We also received cash proceeds of $1.2 million from the sale of stock of Afa Technologies, Inc. in fiscal 2007. The decrease in net cash used in investing activities in fiscal 2006 compared to fiscal 2005 was primarily due to $5.2 million lower net cash used for the purchase of our TTI subsidiary’s stock as we have already purchased 99.9% of TTT subsidiary stock in fiscal 2005, partially offset by higher cash of $1.6 million and $0.5 million used for the purchase of property and equipment and of stock of a privately-held company.
Financing Activities
Financing cash flows consist primarily of proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The lower cash provided by financing activities in fiscal 2007 compared to fiscal 2006 was due to the approximately $7.5 million decrease in cash proceeds from issuance of common stock to employees resulting from employees’ temporary inability to exercise vested options and the approximately $0.9 million decrease in excess tax benefit from stock-based compensation, partially offset by $1.5 million net cash paid to employees in connection with the amendment of options to meet the requirements of United States Internal Revenue Code Section 409A (“Section 409A”). See Note 2 of the Notes to Consolidated Financial Statements as disclosed in Item 8, “Financial Statements and Supplementary Data” for more information on the impact of Section 409A. For fiscal 2006 compared to fiscal 2005, the higher cash provided by financing activities resulted from approximately $5.0 million increase in cash proceeds from issuance of common stock to employees upon exercise of stock options and approximately $1.7 million of excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We regularly consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.

Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Less than	1 - 3	3 - 5	More than
Contractual Obligations	1 year	years	Years	5 years	Total
Operating Leases (1)	$1.1	$1.5	$0.6	$—	$3.2
New Building construction Contract (2)	2.6	—	—	—	2.6
Purchase Obligations (3)	22.8	0.6	—	—	23.4

Total	$26.5	$2.1	$0.6	$—	$29.2

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of June 30, 2007.

(2)	We are currently constructing a new research and development building in Shanghai, China, which we expect to be completed during the first quarter of fiscal 2008.

(3)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
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

Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our historical stock option grant practices and related issues and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, investigations from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from our investigation. The Department of Labor has recently advised us that because of the appointment of an independent fiduciary for the 401(k) plan, and assuming the Company will provide the Department of Labor with relevant information concerning any claims that may be brought, the Department of Labor will take no future action with respect to the 401(k) plan’s potential claims arising from its investment in Company stock. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
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
On July 6, 2007, we received the decision of the Listing Council concerning our appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted us an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. We have submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which we must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist our common stock. On August 17, 2007, the Nasdaq Board of Directors informed us of its decision to provide us until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have now filed all of our delinquent reports.
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
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation described above under Item 3 “Legal Proceedings.” The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plans to make claim for reimbursement from our insurers of any potentially covered future indemnification payments.
In connection with certain agreements that we have executed in the past, we have on occasion included intellectual property indemnification provisions in our technology related agreements with third parties. Historically, these provisions have not resulted in any material liability for us; however, there can be no assurance that will be the case in the future. In addition, maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. As such, we have not recorded any liability in our consolidated financial statements for such indemnifications.
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
In June 2006, the FASB issued EITF No. 06-2,a sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-2 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. We offer up to two sabbatical leaves to full-time U.S. employees upon completion of 15 years of service and 20 years of service. Each sabbatical leave is four weeks and must be taken at one time. We adopted EITF 06-2 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds, time certificate of deposits and other highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2007, we have approximately $147.6 million in cash and cash equivalent, of which $66.5 million are cash equivalents, which mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in a foreign technology company and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which this company participates. As of June 30, 2007, we had available-for-sale equity investments with a fair market value of $51.7 million. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. During the year ended June 30, 2007, we invested an additional $0.5 million in one privately-held company. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of June 30, 2007, the balance of our long-term equity investments in privately-held companies was approximately $3.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended June 30, 2007
(In thousands, except per share data)	2007	2006	2005
Revenues	$270,795	$171,442	$69,011
Cost of revenues (1)	138,142	83,061	32,562

Gross profit	132,653	88,381	36,449
Operating expenses:
Research and development (1)	44,516	33,809	37,295
Selling, general and administrative (1)	47,993	26,178	23,870
In-process research and development	—	—	5,171

Total operating expenses	92,509	59,987	66,336

Income (loss) from operations	40,144	28,394	(29,887)
Interest income	4,890	2,293	546
Other income (expense), net	1,947	(13)	425
Minority interests in subsidiaries	—	—	158

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	46,981	30,674	(28,758)
Provision for income taxes	16,673	6,317	1,426

Income (loss) before cumulative effect of change in accounting principle	30,308	24,357	(30,184)
Cumulative effect of change in accounting principle, net of tax	(190)	1,819	—

Net income (loss)	$30,118	$26,176	$(30,184)

Net income (loss) per share — Basic:
Income (loss) before change in accounting principle	0.52	0.45	(0.64)
Cumulative effect of change in accounting principle	—	0.03	—

Net income (loss) per share — Basic	0.52	0.48	(0.64)

Net income (loss) per share — Diluted:
Income (loss) before change in accounting principle	0.48	0.39	(0.64)
Cumulative effect of change in accounting principle	—	0.03	—

Net income (loss) per share — Diluted	$0.48	$0.42	$(0.64)

Shares used in computing net income per share — Basic	57,637	54,822	47,418

Shares used in computing net income per share — Diluted	63,380	62,526	47,418

(1)	Effective July 1, 2005, we adopted SFAS 123 (R), Share-Based Payments and used the modified prospective method to value our stock-based payments. Accordingly, for the fiscal years ended June 30, 2007 and 2006, stock-based compensation was accounted under SFAS 123(R), while for the year ended June 30, 2005, stock-based compensation was accounted under APB 25, Accounting for Stock Issued to Employees.
The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

June 30, 2007 and 2006
(In thousands, except par values)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$147,562	$103,046
Investments	51,744	49,612
Accounts receivable, net of allowances for sales returns of $1,101 and $1,475 in 2007 and 2006, respectively.	9,161	4,278
Inventories	16,263	14,641
Prepaid expenses and other current assets	13,668	5,659

Total current assets	238,398	177,236
Property and equipment, net	19,581	3,451
Intangible assets, net	12,845	19,190
Other assets	13,055	7,313

Total assets	$283,879	$207,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,683	$19,472
Accrued expenses	23,235	21,332
Income taxes payable	36,171	11,125

Total current liabilities	80,089	51,929
Deferred income tax liabilities	1,942	1,604

Total liabilities	82,031	53,533

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 57,748 and 57,206 shares issued and outstanding at June 30, 2007 and 2006, respectively	58	57
Additional paid-in capital	179,390	162,801
Retained earnings (accumulated deficit)	18,798	(11,320)
Accumulated other comprehensive income	3,602	2,119

Total stockholders’ equity	201,848	153,657

Total liabilities and stockholders’ equity	$283,879	$207,190

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended June 30, 2007	2007	2006	2005
(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,118	$26,176	$(30,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	190	(1,819)	—
Stock-based compensation expense	15,607	13,183	30,500
Excess tax benefit from stock-based compensation	(855)	(1,742)	—
Depreciation and amortization	1,501	1,230	1,010
Provision for (reversal of) sales returns	(374)	1,062	113
Amortization of intangible assets	6,345	5,469	1,155
Loss on disposal of property and equipment	59	106	253
(Gain) loss on investments	(216)	560	(331)
Deferred income taxes	1,179	(1,378)	—
Minority interests in subsidiaries	—	—	(158)
In-process research and development	—	—	5,171
Changes in assets and liabilities:
Accounts receivable	(4,509)	976	(3,994)
Inventories	(1,622)	(11,906)	368
Prepaid expenses and other current assets	5,742	(2,728)	(1,221)
Accounts payable	1,211	12,795	3,213
Accrued expenses	1,571	11,553	2,581
Income taxes payable	6,145	7,259	818

Net cash provided by operating activities	62,092	60,796	9,294

Cash flows from investing activities:
Purchases of property and equipment	(17,690)	(2,633)	(1,045)
Purchases of stock of privately held companies	(500)	(1,492)	(1,012)
Proceeds from sale of stock of privately held companies	1,228	—	22
Other assets	(748)	(1,189)	(824)
Purchase of minority interests in subsidiary	—	(61)	(6,145)
Proceeds from sale of minority interests in subsidiaries	—	—	877

Net cash used in investing activities	(17,710)	(5,375)	(8,127)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	805	8,285	3,253
Excess tax benefit from stock-based compensation	855	1,742	—
Net cash settlements of stock options in connection with IRC Section 409A	(1,526)	—	—
Proceeds from exercise of TTI options	—	—	690

Net cash provided by financing activities	134	10,027	3,943

Net increase in cash and cash equivalents	44,516	65,448	5,110
Cash and cash equivalents at beginning of year	103,046	37,598	32,488

Cash and cash equivalents at end of year	$147,562	$103,046	$37,598

Supplemental disclosure of cash flow information:
Trident Microsystems, Inc. common stock issued in connection with the purchase of TTI minority interests	$—	$—	$31,146

Cash paid for income taxes	$2,080	$44	$553

Prepaid taxes in connection with intercompany profit on assets remaining within consolidated group	$20,583	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Retained	Accumulated
			Additional	Deferred	Earnings	Other	Total
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balance at June 30, 2004	45,762	$46	$101,868	$(22,853)	$(7,312)	$3,887	$75,636
Net loss	—	—	—	—	(30,184)	—	(30,184)
Unrealized gain on investments, net of tax	—	—	—	—	—	1,454	1,454

Comprehensive loss							(28,730)

Stock compensation expense related to minority interest	—	—	(2,485)	—	—	—	(2,485)
Issuance of common stock	6,078	6	34,393	—	—	—	34,399
Deferred stock-based compensation	—	—	30,834	(30,834)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	30,500	—	—	30,500

Balance at June 30, 2005	51,840	52	164,610	(23,187)	(37,496)	5,341	109,320
Net income	—	—	—	—	26,176	—	26,176
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	(23,187)	23,187	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	—	(3,222)	(3,222)

Comprehensive income							22,954

Issuance of common stock	5,366	5	8,272	—	—	—	8,277
Stock-based compensation expense	—	—	13,183	—	—	—	13,183
Excess tax benefit from stock-based compensation	—	—	1,742	—	—	—	1,742
Cumulative effect of change in accounting principle, net of tax	—	—	(1,819)	—	—	—	(1,819)

Balance at June 30, 2006	57,206	57	162,801	—	(11,320)	2,119	153,657
Net income	—	—	—	—	30,118	—	30,118
Unrealized gain on investments, net of tax	—	—	—	—	—	1,483	1,483

Comprehensive income							31,601

Issuance of common stock	542	1	804	—	—	—	805
Stock-based compensation expense	—	—	15,607	—	—	—	15,607
Tax benefit from stock-based compensation	—	—	1,704	—	—	—	1,704
Net cash settlement of stock options in connection with IRC Section 409A	—	—	(1,526)	—	—	—	(1,526)

Balance at June 30, 2007	57,748	$58	$179,390	—	$18,798	$3,602	$201,848

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for video graphics, multimedia and digital process television products for the desktop and notebook personal computer (“PC”) market and consumer television market.
Since June 2003, the Company has focused its business primarily in the rapidly growing digital process television (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd., (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at June 30, 2007, is in the process of being dissolved.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and income taxes payable approximate fair value due to their short maturities.
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
Investments
The Company’s investments comprise publicly traded equity securities. At June 30, 2007 and 2006, the Company’s investments were classified as available-for-sale. These investments are recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive income (loss), net of tax. The average method is used to determine the cost basis of publicly traded equity securities disposed of.
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

The Company also has investments in privately-held companies. These investments are included in “Other assets” in the Consolidated Balance Sheets and are primarily carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease terms. Construction in progress is not subject to depreciation until the asset is placed in service. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income (loss) from operations.
Long-lived Assets
The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in fiscal years 2007, 2006 or 2005.
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
A significant amount of the Company’s revenues was generated through its distributors. During the years ended June 30, 2007, 2006 and 2005, approximately 48%, 51% and 38%, respectively, of revenues were recognized upon sales through distributors. Sales to distributors, which may be subject to rights of return and price protection, are deferred and recognized when these rights or expectations expire upon sale and shipment to the end user customers.
The Company records estimated reductions to revenue for customer incentive offerings in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. The Company accounts for rebates in accordance with Emerging Issues Task Force Issue (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and, as such, the Company accrues for 100% of the potential rebates and does not apply a breakage factor. Unclaimed rebates, which historically have not been significant, are reversed to revenue upon expiration of the rebate.
The Company also records a reduction to revenue by establishing a sales returns allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, the Company may determine that additional sales returns allowance are required to properly reflect its estimated exposure for product returns.
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
The Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the years ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended June 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in July 1, 2005 using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123 for fiscal year 2005. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 9 of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).
In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards,” as of June 30, 2006, the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R). The Company has also elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes is utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.
Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenues.
Research and Development
To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees, software licensing fees and tape-out expenses.
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
Cumulative Effect of Change in Accounting Principle
During the year ended June 30, 2007, the Company recorded a cumulative charge from change in accounting principle of $0.2 million, net of tax, in connection with the adoption of EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. During the year ended June 30, 2006, the adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
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
Reclassifications
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income (loss).
Critical Accounting Policies and Estimates Applied to the Restatement of Trident’s Consolidated Financial Statements for the Years Ended June 30, 2006 and 2005
In calculating the amount of incremental stock-based compensation expense to record for the fiscal years prior to June 30, 2006, the Company had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings, as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (filed on August 7, 2007). The interpretations and assumptions the Company made and the conclusions it has drawn could be disputed by others. These risks increase where there was incomplete documentation of particular grants. Where the Company had incomplete documentation, the Company considered the guidance provided by the SEC, and used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred.
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
In June 2006, the FASB issued EITF No. 06-2 to address the accounting for sabbatical leave and other similar benefits. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-2 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The Company offers up to two sabbatical leaves to full-time U.S. employees upon completion of 15 and 20 years of service, respectively. Each sabbatical leave has duration of four weeks and must be taken at one time. The Company adopted EITF 06-2 in the first quarter of fiscal 2007 and recorded a cumulative effect of change in accounting principle totaling $0.2 million.
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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS
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
Findings
As a result of the investigation and reporting to its Board of Directors, the Board of Directors of the Company determined that the Company used incorrect measurement dates with respect to more than half of the stock options granted during the date of its initial public offering in December 1992 through June 2006 (the “Review Period”). Accordingly, based on information obtained from the Special Committee and additional work conducted by the Company and its advisors, the Company revised the measurement dates for approximately 57% of the grants made during the Review Period, representing options to acquire approximately 38 million shares. In addition, the Company identified modifications of certain stock options that increased or decreased the number of shares, that should have been accounted for by applying variable accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. As a result, revised measurement dates and variable accounting, where applicable, were applied to the affected option grants and the Company recorded a total of approximately $33.8 million in additional pre-tax, non-cash, stock-based compensation expense for the years 1993 through 2005 and approximately $3.1 million for fiscal 2006.
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
After related income tax adjustments and minority interest, the restatement resulted in total adjustments of approximately $51.9 million for the years 1993 through 2005 and approximately $3.9 million for fiscal 2006. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years. Upon the adoption of SFAS 123(R) in the year ended June 30, 2006, the Company recorded additional $1.6 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.

Accordingly, in its Annual Report on Form 10-K for the year ended June 30, 2006 (“Fiscal 2006 Form 10-K”), the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) its condensed consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) its selected condensed consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) its unaudited quarterly financial data for all quarters in fiscal 2005 and 2006. Please see Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” to the consolidated financial statements included in the Company’s Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis of Financial Condition and Results of Operations therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments. The effects of this restatement on the Company’s consolidated financial statements for the years ended June 30, 2006 and 2005 are reflected in this Annual Report on Form 10-K.
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
As disclosed previously in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, approximately 237,000 options were held by employees as to which the exercise price was increased due to the modification of measurement dates as a result of the findings of the Company’s internal investigation into its stock option granting practices and related accounting. Accordingly, non-officer employees holding such options became obligated to pay the Company an additional $1 million upon exercise of such options. In the fiscal year 2007, the Company paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.7 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $0.3 million of these bonuses could effectively be repaid to the Company only if and when the remaining options are exercised. In addition, options to purchase approximately 1 million of such shares were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A.
In addition, approximately 3.2 million options, issued in exchange for options originally granted by TTI, were held by employees who are subject to the unfavorable tax consequences of Section 409A. The original grant of these options at a low fixed exercise price, as provided by the terms of the TTI equity plan, resulted in the options being granted at less than the underlying fair market value per share. The application of Section 409A to these options was not the result of the modification of measurement dates due to the Company’s investigation into its historical stock option granting practices. The Company adjusted the exercise prices for approximately 2.0 million of these options and employees holding such options became obligated to pay the Company an additional $1.6 million upon exercise of such options. In the fiscal year 2007, the Company paid bonuses to such employees to reimburse and compensate them for such increase in their option exercise price. Approximately $0.3 million of the bonuses paid had already been collected from the employees via share exercise in calendar 2006. The remaining $1.3 million of these bonuses could effectively be repaid to the Company only if and when the remaining options are exercised. In addition, options to purchase approximately 1.2 million of such shares vesting in 2007 and beyond were voluntarily scheduled to be exercised by employees to meet the requirements of Section 409A.
In aggregate, during the year ended June 30, 2007, the Company amended options to purchase 2.2 million shares of Trident common stock. The Company made aggregate cash payments of $2.4 million to participating employees during the year ended June 30, 2007. The remaining liability of $0.2 million was included as a component of “Accrued expenses” in the consolidated balance sheet as of June 30, 2007. During the year ended June 30, 2007, the Company recorded compensation cost of $0.1 million and $1.5 million as a decrease in additional paid-in capital in connection with Section 409A. In addition, these employees became obligated to pay the Company an additional $2.6 million should they choose to exercise their stock options as to which the exercise price was increased. During the year ended June 30, 2007, the Company collected approximately $1.0 million from employees following exercises of a portion of these options.

3. INVESTMENTS AND RELATED PARTY TRANSACTIONS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock, and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of June 30, 2007, the Company held approximately 83.6 million shares of UMC, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
During the year ended June 30, 2007, one of the Company’s privately-held companies became a public company through an initial public offering. As a result, the Company reclassified this investment totaling $1.2 million from “Other assets” to short-term investments. Accumulated other comprehensive income increased $1.5 million primarily representing an increase in the market value of the Company’s short-term investments of $2.1 million less $0.9 million deferred income taxes relating to the unrealized gain on investment in these companies from July 1, 2006 to June 30, 2007. The Company received cash dividends from UMC in aggregate totaling $1.0 million, which was recorded in “Other income (expense), net” in the Statement of Operations during the year ended June 30, 2007.
The Company also has investments in privately-held companies. These investments are included in “Other assets” in the Consolidated Balance Sheets and are primarily carried at cost. In July 2006, the Company made a $0.5 million additional investment in Anchor Semiconductor, Inc. (“Anchor”). Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, has also made a concurring $0.5 million investment and serves as a director on Anchor’s Board. The combined ownership in Anchor is less than 10% of the total outstanding shares. The Company’s investment is accounted for under the cost method.
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

4. BALANCE SHEET COMPONENTS

	June 30,
(In thousands)	2007	2006
Inventories:
Work in process	$9,416	$9,566
Finished goods	6,847	5,075

Total inventories	$16,263	$14,641

Property and equipment, net:
Machinery, equipment and software	$9,882	$8,937
Leasehold improvements	1,044	944
Furniture and fixtures	974	1,237
Construction in progress	15,148	17

	27,048	11,135
Accumulated depreciation and amortization	(7,467)	(7,684)

Total property and equipment, net	$19,581	$3,451

Accrued expenses :
Accrued compensation and benefits	$6,644	$9,633
Professional fees	4,269	1,527
Deferred revenue	1,448	1,665
Others	10,874	8,507

Total accrued expenses	$23,235	$21,332

5. INTANGIBLE ASSETS
The carrying values of the Company’s amortized acquired intangible assets as of fiscal years ended June 30, 2007 and 2006 are as follows:

	2007			2006
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$23,694	$(11,991)	$11,703	$23,694	$(6,249)	$17,445
Customer relationships	2,120	(978)	1,142	2,120	(375)	1,745

Total	$25,814	$(12,969)	$12,845	$25,814	$(6,624)	$19,190

Amortization of core and developed technologies is recorded in cost of revenues, and the amortization of customer relationships is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

(In thousands)	2007	2006	2005
Reported as:
Cost of revenues	$5,742	$5,128	$1,121
Selling, general and administrative	603	341	34

Total	$6,345	$5,469	$1,155

As of the fiscal year end June 30, 2007, the Company estimates the amortization expense of acquired intangible assets for fiscal years 2008 through 2012, to be as follows: $5.6 million, $3.6 million, $2.2 million, $1.2 million and $0.3 million.
6. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time usually between 90 days and one year.

The Company did not have an accrual for product warranty as of June 30, 2005. The following table reflects the changes in the Company’s accrued product warranty during the years ended June 30, 2007 and 2006:

(In thousands)	2007	2006
Accrued product warranty, beginning of fiscal year	$1,082	$—
Charged to cost of revenues	1,171	1,190
Actual product warranty expenditures	(1,453)	(108)

Accrued product warranty, end of fiscal year	$800	$1,082

7. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At June 30, 2007, future minimum lease payments under these non-cancelable operating leases from fiscal years 2008 to 2011 were as follows (in millions): $1.1, $0.8, $0.7 and $0.6. Rental expense for the years ended June 30, 2007, 2006 and 2005 was $2.0 million, $3.5 million and $2.8 million, respectively.
Purchase Commitments
At June 30, 2007, the Company had purchase commitments in the amount of $26.0 million which were not included in the consolidated balance sheet at that date. Purchase commitments represent $2.6 million obligations under a construction contract for our new research and development building in Shanghai, China and unconditional purchase order commitments of $23.4 million primarily with contract manufacturers and suppliers for wafers and chipsets.
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
Regulatory Actions
The Department of Justice is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation from the Securities and Exchange Commission on the same issue. The Company has been cooperating with, and continues to cooperate with, these investigations by the SEC and DOJ. In addition, the Company’s 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from the investigation. The Department of Labor has recently advised us that because of the appointment of an independent fiduciary for the 401(k) plan, and assuming the Company will provide the Department of Labor with relevant information concerning any claims that may be brought, the Department of Labor will take no future action with respect to the 401(k) plan’s potential claims arising from its investment in Company stock. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business.
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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007, the Company believes that it has now filed all of its delinquent reports.
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
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, its officers, directors and members of its senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable it to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plans to make claim for reimbursement from its insurers of any potentially covered future indemnification payments.
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
8. STOCKHOLDERS’ EQUITY
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
Stock Split
On October 24, 2005, Trident’s stockholders approved an increase in the number of shares of its authorized common stock from 60 million shares to 95 million shares. On October 24, 2005, Trident’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of November 9, 2005, payable on or after November 18, 2005. Trident’s common stock began trading on a split-adjusted basis on November 21, 2005. Unless otherwise stated, all references in the consolidated financial statements to the number of shares and per share amounts of Trident’s common stock for the periods prior to November 21, 2005 have been retroactively restated to reflect the increased number of shares resulting from the two-for-one stock split.
Comprehensive Income (Loss)
Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of June 30, 2007 and June 30, 2006, the components of accumulated other comprehensive income related to accumulated unrealized gains and losses, net of tax, totaling $3.6 million and $2.1 million, respectively, on the Company’s investments. During the years ended June 30, 2007, 2006 and 2005, the Company recorded unrealized (loss) or gain on investments, net of tax, totaling $1.5 million, $(3.2) million and $1.5 million, respectively.
9. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock and restricted stock units to attract and retain officers, directors, employees and consultants. As of June 30, 2007, the Company had four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (the “2005 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase the Company’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All equity incentive plans have been approved by stockholders except the 1996 Plan.
In May 2006, Trident’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, deferred compensation awards and other stock-based and cash-based awards of up to 4,350,000 shares. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after date of grant and vest as to a percentage annually over a period of generally three to five years following the date of grant.
In 2003, Trident’s subsidiary in Taiwan adopted a 2003 Employee Option Plan (“TTI’s 2003 Employee Option Plan”), which provides for the grant of options to purchase TTI common stock to officers, employees and consultants. Upon the completion of the acquisition of the minority equity interest in TTI on March 31, 2005, the Company adopted the 2005 Plan, which constitutes an assumption and renaming of TTI’s 2003 Employee Option Plan. The maximum number of shares issuable over the term of the 2005 Stock Plan was limited to 5,867,800 shares. Stock options granted under the 2005 Plan expire no later than ten years from the grant date. Options granted under the 2005 Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further awards may be made under the 2005 Plan.
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
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the years ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended June 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal 2006 using the Black-Scholes model, which was previously used for its pro forma information required under SFAS 123 for fiscal year 2005. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans			Employee Stock Purchase Plan
Year Ended June 30,	2007	2006	2005	2007 (1)	2006 (1)	2005
Expected terms (in years)	4.25	5	5	—	—	0.5
Volatility	61.92%	68.81%	48.00%	—	—	39% to 64%
Risk-free interest rate	4.77%	4.14%	3.25% – 4.33%	—	—	1.17% to 3.19%
Expected dividend rate	—	—	—	—	—	—
Weighted average fair value	$10.65	$10.37	$7.95	—	—	$3.14

(1)	Beginning on May 2, 2005, the Employee Stock Purchase Plan was suspended.
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. Prior to July 1, 2005, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the years ended June 30, 2007 and 2006, the Company adjusted stock-based compensation expense based on its actual forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to July 1, 2005, the Company accounted for forfeitures as they occurred.
The adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax for the year ended June 30, 2006, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.
The following table summarizes the impact of recording stock-based compensation expense under SFAS 123(R) for the years ended June 30, 2007 and 2006.

	Year Ended June 30,
(In thousands)	2007	2006
Cost of revenues	$526	$113
Research and development	9,271	8,912
Selling, general and administrative	5,810	4,158

Total stock-based compensation expense	$15,607	$13,183

During the year ended June 30, 2007, total stock-based compensation expense recognized in income before taxes was $15.6 million and the related recognized tax benefit was $1.7 million. During the years ended June 30, 2006 and 2005, total stock-based compensation expense recognized in income before taxes were $13.2 million and $30.5 million respectively, and there was no related recognized tax benefit. There was no stock-based compensation expense related to employee stock purchases recognized under the intrinsic value method of APB 25 for all periods presented. Deferred stock-based compensation cost as of June 30, 2005 was reversed against paid-in-capital upon the Company’s adoption of SFAS 123(R) on July 1, 2005.

The following table summarizes the Company’s stock option activities for the years ended June 30, 2005, 2006 and 2007:

		Options Outstanding
	Shares Available for		Weighted Average
(In thousands, except per share amounts)	Grant	Number of Shares	Exercise Price
Balance at June 30, 2004	3,560	9,065	$1.89
Additional shares reserved	5,868	—	—
Plan shares expired	(36)	—	—
Options granted	(308)	308	7.86
Options assumed through acquisition	(5,868)	5,868	0.79
Options exercised	—	(2,351)	1.35
Options cancelled, forfeited or expired	120	(120)	1.27

Balance at June 30, 2005	3,336	12,770	$1.65
Additional shares reserved	4,350	—	—
Plan shares expired	(161)	—	—
Options granted	(2,423)	2,423	12.99
Options exercised	—	(5,366)	1.54
Options cancelled, forfeited or expired	233	(233)	3.43

Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(622)	—	—
Options granted	(1,553)	1,553	20.17
Restricted stock granted (1)	(380)	—	—
Options exercised	—	(541)	1.49
Options cancelled, forfeited or expired	804	(804)	8.34

Balance at June 30, 2007	3,584	9,802	$6.82

Vested and expected to vest at June 30, 2007		9,647	$6.70

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
At June 30, 2007, 2006 and 2005, the total number of stock options exercisable was approximately 4,879,000, 2,660,000, and 4,936,000, respectively.
All options granted under TTI’s 2003 Employee Option Plan were granted at exercise prices below the fair market value of the TTI common stock on the date of grant. The options held by TTI option holders were assumed in connection with the acquisition of the minority interests (See Note 12), and as a result, non-qualified options to purchase approximately 5.6 million Trident common stock shares were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a contractual term of ten years from the date of the original grant by TTI). Of the 5.6 million Trident common shares issued, approximately 1.4 million were granted to employees during fiscal 2005 and the balance were outstanding at the beginning of the fiscal year. Additionally, during fiscal 2005, an equivalent of 1.0 million shares of Trident common stock were issued upon exercise of TTI options and then exchanged for Trident common stock and 0.2 million shares were cancelled.
During the years ended June 30, 2007 and 2006, the total pre-tax intrinsic value of stock options exercised was $11.2 million and $105.5 million, respectively. The following table summarizes information about the Company’s stock options outstanding and exercisable at June 30, 2007 (in thousands except per share data):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Term	Exercise		Exercise
Range of Exercise Prices	Number of Shares	(in Years)	Price	Number of Shares	Price
$ 0.79 — $ 0.79	3,519	6.7	$0.79	1,814	$0.79
$ 0.88 — $ 6.89	2,599	5.1	$2.54	2,320	$2.17
$ 8.75 — $20.22	2,562	8.4	$13.17	714	$11.84
$20.36 — $29.65	1,122	9.6	$21.19	31	$23.32

Total	9,802	7.0	$6.82	4,879	$3.20

The aggregate intrinsic values of options outstanding at June 30, 2007 were $116.8 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $18.35 as of June 30, 2007, which would have been received by the option holders had all option holders exercised and sold their options as of that date.
The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at June 30, 2007 was $115.9 million and 7.0 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at June 30, 2007 was $74.1 million and 6.0 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of June 30, 2007.
As of June 30, 2007, there was $32.6 million of total unrecognized compensation cost related to stock options granted under all employee stock plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.
Stock-Based Compensation Expense Computed in Accordance with SFAS 123
In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net loss and net loss per share information for the year ended June 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25:

Year Ended June 30,
(In thousands, except per share data)	2005
Net loss:
Net loss as reported	$(30,184)
Add: stock-based employee compensation included in reported net loss	30,500
Less: stock-based employee compensation determined under the fair value based method for all rewards	(7,761)

Pro forma net loss	$(7,445)

Net loss per share — Basic:
As reported:	$(0.64)

Pro forma:	$(0.16)

Net loss per share — Diluted:
As reported:	$(0.64)

Pro forma:	$(0.16)

Basic and diluted shares	47,418

The activity for restricted stock for the year ended June 30, 2007 is summarized as follows:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share amounts)	Shares	Value
Nonvested balance at June 30, 2006	—	$—
Granted	275	19.98
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2007	275	$19.98

As of June 30, 2007, there was $4.6 million of total unrecognized compensation cost related to restricted stock granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.6 years.
Modification of Certain Options
Effective at the close of trading on Monday, September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 9 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. The Company recorded incremental stock-based compensation expense totaling approximately $0.5 million related to these modifications.
During the year ended June 30, 2007, one executive terminated his employment and became a consultant to the Company. As part of his consulting agreement, the Company extended the vesting of his 56,000 unvested options to purchase Trident common stock until the end of the consulting period. This resulted in additional stock-based compensation expense, which is recognized over the remaining requisite service period. As a result, the Company recorded incremental stock-based compensation expense totaling approximately $0.3 million related to this modification during the year ended June 30, 2007.
Employee Stock Purchase Plan
In December 2001, the Company’s stockholders approved the 2001 Employee Stock Purchase Plan (the “ESPP Plan”), under which 750,000 shares of the Company’s common stock can be issued to all Trident employees. The ESPP Plan replaced the 1998 Employee Stock Purchase Plan. The participants’ purchase price for Trident’s common stock under the ESPP Plan is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. During the fiscal year ended June 30, 2005, the Company issued 7,000 shares under the ESPP Plan. As of April 30, 2005, an aggregate of 299,000 shares have been issued under the ESPP Plan. Beginning on May 2, 2005, the ESPP Plan was suspended. If the Company resumes the ESPP Plan in the future, approximately 902,000 shares (adjusted for the two-for-one stock split) will be available for issuance under the ESPP Plan.
10. INCOME TAXES
The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The components of income (loss) before income taxes are as follows:

	Year Ended June 30,
(In thousands)	2007	2006	2005
Loss subject to domestic income taxes only	$(20,358)	$(12,243)	$(11,200)
Income (loss) subject to foreign income taxes, and in certain cases, domestic income taxes	67,339	42,917	(17,558)

	$46,981	$30,674	$(28,758)

The provision (benefit) for income taxes is comprised of the following:

		Year Ended June 30,
(in thousands)	2007	2006	2005
Current:
Federal	$180	$(610)	$66
State	2	2	2
Foreign	15,312	8,303	1,358

	$15,494	$7,695	$1,426

Deferred:
Federal	—	197	(197)
State	—	—	—
Foreign	1,179	(1,575)	197

	1,179	(1,378)	—

	$16,673	$6,317	$1,426

The deferred income tax assets (liabilities) are comprised of the following:

	June 30,
(in thousands)	2007	2006
Deferred income tax assets:
Reserves and accruals	$790	$2,184
Research and development credits	12,054	14,706
Net operating loss carryforwards	6,623	6,893
Other	6,593	7,718

Deferred income tax assets	26,060	31,501
Valuation allowance	(23,641)	(24,151)

Deferred income tax assets, net	2,419	7,350

Total deferred income tax liabilities:
Capital gains not recognized for tax	(1,860)	(1,413)
Unremitted earnings of foreign subsidiaries	(2,220)	(5,972)

Total deferred income tax liabilities	(4,080)	(7,385)

Net deferred income tax assets	$(1,661)	$(35)

	June 30,
	2007	2006
Reported As:
Current deferred income tax assets (included in “Prepaid expenses and other current assets”)	$83	$622
Noncurrent deferred income tax assets (included in “Other assets”)	338	947
Current deferred income tax liabilities (included in “Accrued expenses”)	(140)	—
Noncurrent deferred tax liabilities	(1,942)	(1,604)

Net deferred income tax liabilities	$(1,661)	$(35)

As of June 30, 2007, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $131.1 million and $114.8 million, respectively. Federal and state net operating losses will begin to expire in fiscal years ending 2015 and 2013, respectively. Federal and state tax credit carryforwards were $10.7 million and $8.2 million, respectively. Federal tax credits will begin to expire in the fiscal year ending 2017. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance relates to research and development credits, net operating loss carryforwards, reserves and accruals and other for which the Company believes realization is uncertain.
In fiscal 2006, the Company chose to reverse both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. For the fiscal year ended June 30, 2007, the Company’s non-recognized deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions was $30.4 million. Such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.
The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year Ended June 30,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	5.8	5.0	5.0
Research and development credit	1.4	(6.5)	6.1
Foreign rate differential	(15.1)	(27.0)	(26.8)
Valuation allowance	8.0	15.5	(24.7)
Other	0.4	(1.3)	0.5

Effective income tax rate	35.5%	20.7%	(4.9)%

The Company has provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings of approximately $17.3 million as of June 30, 2007. No provision has been made for taxes that might be payable upon remittance of the Company’s non-U.S. subsidiaries’ undistributed earnings of approximately $131.3 million as of June 30, 2007, which are indefinitely reinvested in foreign operations.
11. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Year Ended June 30,
(In thousands, except per share data)	2007	2006	2005
Net income (loss)	$30,118	$26,176	$(30,184)

Shares used in computing basic per share amounts	57,637	54,822	47,418
Dilutive potential common shares	5,743	7,704	—

Shares used in computing diluted per share amounts	63,380	62,526	47,418

Net income (loss) per share:
Basic	$0.52	$0.48	$(0.64)

Diluted	$0.48	$0.42	$(0.64)

Dilutive potential common shares consist of stock options. Stock options to purchase approximately 751,137 and 837,083 shares were excluded from the computation of diluted weighted average shares outstanding during fiscal years ended June 30, 2007 and 2006, respectively, because these options were anti-dilutive. The anti-dilutive effects of stock options totaling approximately 12,770,000 shares were excluded from diluted net loss per share during fiscal year ended June 30, 2005.

12. BUSINESS COMBINATION
During the years ended June 30, 2006 and 2005, the Company acquired in aggregate an additional 19.99% of the equity interests in TTI. held by TTI’s minority shareholders for approximately $6.2 million in cash and approximately 3.8 million shares of Trident’s common stock shares. The average value of the share consideration issued was $8.39 per share and was based upon the average of the closing market prices of Trident’s common stock on the various agreement dates and the two trading days before and two trading days after each agreement date of each minority interest acquisition transaction.
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

As of June 30, 2007, the Company holds 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV) and High Definition Television (HDTV), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV and HDTV products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV and HDTV products technology is under development and requires additional software and hardware development. The Company determined the value of IPR&D using a valuation analysis from an independent appraiser and by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. In calculating the value of the IPR&D, the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. As of June 30, 2007, the products developed with the acquired DPTV and HDTV products technology are available for production with the exception of the HDTV-Pro product which is undergoing customer validation.
All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired including DPTV and HDTV product technologies, and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of seven to eight years. See Note 5 of the Notes to the Consolidated Financial Statements for additional details.
The stock options held by TTI option holders were assumed as part of the acquisition, and as a result, non-qualified stock options to purchase approximately 5.6 million of Trident’s common stock shares were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a total contractual term of ten years from the date of the original grant by TTI). See Note 9 of the Notes to the Consolidated Financial Statements for additional details.
The following table represents unaudited pro forma financial information for the year ended June 30, 2005 had the Company completed the acquisition of minority interests as of July 1, 2004. The pro forma results include the effects of the amortization of identifiable intangible assets and stock-based compensation. The pro forma results for the year ended June 30, 2005 excluded $366,000 of cost of revenues related to inventory write-up and $5.2 million of in-process research and development charges. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

For the Years Ended
(In thousands except per share amounts, unaudited)	June 30, 2005
Revenue	$69,011
Pro forma net loss	$(31,311)
Pro forma net loss per share — basic and fully diluted	$(0.64)
Shares used in calculating basic and fully diluted amounts	49,274
13. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment: digital media. The digital media business segment designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the desktop and notebook PC market and consumer television market.
Revenues by region are classified based on the locations of the customers’ principle offices even though our customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Year Ended June 30,
(In thousands)	2007	2006	2005
Revenues:
South Korea	$115,513	$55,742	$10,461
Japan	91,721	66,705	21,190
China	31,337	27,573	30,176
Taiwan	14,388	12,512	5,318
Europe	17,421	8,383	721
Others	415	527	1,145

Total	$270,795	$171,442	$69,011

	June 30,
(In thousands)	2007	2006
Long-lived assets:
China	$17,401	$1,884
United States	1,681	1,134
Taiwan	425	385
Japan	74	48

Total	$19,581	$3,451

Long-lived assets comprise property and equipment. Long-lived assets in China increased significantly because the Company is currently constructing and outfitting a new research and development building, which is expected to be completed during the first quarter of fiscal 2008.
Major Customers
The following table shows the percentage of the Company’s revenues during the years ended June 30, 2007, 2006 and 2005 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Years Ended June 30,
Revenue:	2007	2006	2005
Customer A	41%	31%	10%
Customer B	25%	30%	22%
Customer C	—	—	14%
The Company had a high concentration of accounts receivable with one customer. As of June 30, 2007, Customer A accounted for 64% of total gross accounts receivable.
14. SUBSEQUENT EVENTS
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
On July 6, 2007, the Company received the decision of the Listing Council concerning its appeal of the Listing Panel’s decision described above. In its decision, the Listing Council exercised its maximum discretionary authority and according to the limits of its authority, under Marketplace Rule 4802(b), granted the Company an extension to demonstrate compliance with all of the Nasdaq continued listing requirements until July 16, 2007. The Company has submitted a request to the Nasdaq Board of Directors for a further extension of time, beyond July 16, 2007, by which it must come into compliance with all of the listing requirements, and requested a continued stay of the decision to delist its common stock. On August 17, 2007, the Nasdaq Board of Directors informed the Company of its decision to provide the Company until September 13, 2007 to file all delinquent periodic reports necessary to regain compliance with the listing requirements. As a result of filing, on August 21, 2007, its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, the Company believes that it has now filed all of its delinquent reports.
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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2007 and 2006.

	Fiscal 2007
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$71,363	$68,260	$60,579	$70,593	$270,795

Gross margin	$35,332	$34,613	$29,586	$33,122	$132,653

Income from cumulative effect of change in accounting principle	$10,703	$7,229	$5,615	$6,761	$30,308
Cumulative effect of change in accounting principle	(190)	—	—	—	(190)

Net income	$10,513	$7,229	$5,615	$6,761	$30,118

Net income per share — Basic:
Income from cumulative effect of change in accounting principle	$0.18	$0.13	$0.10	$0.12	$0.52
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income per share — Basic	$0.18	$0.13	$0.10	$0.12	$0.52

Net income per share — Diluted:
Income from cumulative effect of change in accounting principle	$0.17	$0.11	$0.09	$0.11	$0.48
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income per share — Diluted	$0.17	$0.11	$0.09	$0.11	$0.48

Shares used in computing net income per share — Basic	57,303	57,748	57,748	57,748	57,637

Shares used in computing net income per share — Diluted	63,116	63,501	63,440	63,571	63,380

	Fiscal 2006
	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$33,203	$40,614	$44,743	$52,882	$171,442

Gross margin	$17,551	$20,883	$22,790	$27,157	$88,381

Income from cumulative effect of change in accounting principle	$3,823	$7,193	$5,588	$7,753	$24,357
Cumulative effect of change in accounting principle	1,819	—	—	—	1,819

Net income	$5,642	$7,193	$5,588	$7,753	$26,176

Net income per share — Basic:
Income from cumulative effect of change in accounting principle	$0.08	$0.13	$0.10	$0.14	$0.45
Cumulative effect of change in accounting principle	0.03	—	—	—	0.03

Net income per share — Basic	$0.11	$0.13	$0.10	$0.14	$0.48

Net income per share — Diluted:
Income from cumulative effect of change in accounting principle	$0.06	$0.12	$0.09	$0.12	$0.39
Cumulative effect of change in accounting principle	0.03	—	—	—	0.03

Net income per share — Diluted	$0.09	$0.12	$0.09	$0.12	$0.42

Shares used in computing net income per share — Basic	52,560	53,591	56,025	57,160	54,822

Shares used in computing net income per share — Diluted	62,049	62,418	63,716	63,738	62,526

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Trident Microsystems, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries (the “Company”) at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) failure to maintain an effective control environment and (2) insufficient controls relating to the Company’s stock-based compensation expense existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
September 10, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Stock Option Investigation
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 10-K”), and in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we have been engaged in an investigation into our historical stock option grant practices and related issues. As a result of the findings from this investigation, which was completed in July 2007, we restated certain previously filed annual and quarterly financial statements to record additional stock-based compensation expense, as disclosed in our Fiscal 2006 10-K. In our Fiscal 2006 10-K, we identified two material weaknesses in our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As a result of the material weaknesses in our internal control over financial reporting identified by our management in our Fiscal 2006 10-K, which material weaknesses existed as of June 30, 2007, our Acting Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2007. Notwithstanding the continuation of these material weaknesses, however, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
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
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2007, due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In our Fiscal 2006 10-K, management identified and reported to our Audit Committee and independent registered public accounting firm the following material weaknesses in our internal control over financial reporting as of June 30, 2006, which also existed as of June 30, 2007.
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
We determined that each of the above deficiencies could result in misstatements of our stock-based compensation expense, additional paid-in capital accounts, tax related accounts, and related financial disclosures that could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. As a result, we determined that these control deficiencies constituted material weaknesses as of June 30, 2007.
The effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2007, in order to continue the remediation of our material weaknesses, we completed the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
•	In April 2007 we appointed a General Counsel, Vice President of Human Resources & Corporate Secretary. Our recently appointed General Counsel was named as our new compliance officer. We terminated our employment relationship with our former Chief Accounting Officer. One of our other executives resigned in May 2007, at our request, although he continues to provide consulting service to us. The Board of Directors is searching for a new Chief Executive Officer.

•	Two members of our Board of Directors resigned from the Board of Directors effective May 1, 2007, and we appointed two new independent members of the Board of Directors in May 2007. As a result of the resignation of these two directors, Mr. Phelps and Mr. Ostby were appointed to the Compensation Committee in May 2007. In addition, Mr. Bachman, one of our newly-appointed independent directors, was appointed to the Compensation Committee on May 16, 2007, and elected Chairperson of the Compensation Committee on May 23, 2007.

•	The Audit Committee of the Board of Directors determined to establish an internal audit function that will report to the Audit Committee.

•	In May 2007 we amended our code of conduct. Throughout the quarter we continued to review our corporate governance practices and considered recommendations for improvements, if any, that might enhance the ability of the Board of Directors to carry out its responsibilities. The Nominating and Corporate Governance Committee continued to make recommendations for certain improvements in corporate governance policies and procedures that might be implemented by the Board of Directors to enhance corporate governance.
Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting
In addition to the remedial changes in our internal control over financial reporting referenced above, in July 2007 we hired a senior stock option administrator with public company experience to administer our global equity programs as a member of our finance department. We also continued our review of our existing internal controls, together with an independent third party, and continued evaluating further improvements that might be made to our internal controls in connection with our ongoing effort to improve our control processes and corporate governance.
We intend to continue our remediation of the material weaknesses discussed above. For example, we will provide additional training to managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. We will also provide ethics training to our employees, including additional education concerning our code of conduct and other policies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about the Members of the Board of Directors
The information required by Item 401 of Regulation S-K is included in the Trident Microsystems Inc. Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of Trident’s fiscal year end of June 30, 2007 (the “Proxy Statement”) and is incorporated herein by reference.
Information about the Executive Officers
As of September 7, 2007, our executive officers, who were elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position
Glen M. Antle	69	Acting Chief Executive Officer and Chairman of the Board of Directors
Dr. Jung-Herng Chang	51	President
John S. Edmunds	50	Chief Financial Officer
David L. Teichmann (1)	51	General Counsel, Vice President of Human Resources & Corporate Secretary
Chris P. Siu (2)	36	Chief Accounting Officer and Director of Finance

Former Officers
Frank C. Lin (3)	62	Former President, Chief Executive Officer and Chairman of the Board
Peter Jen(4)	61	Former Senior Vice President, Asia Operations and Chief Administrative Officer

(1)	Mr. Teichmann joined effective April 2, 2007

(2)	Mr. Siu joined effective February 5, 2007

(3)	Mr. Lin resigned effective November 15, 2006.

(4)	Mr. Jen ceased acting as Chief Accounting Officer on December 3, 2006, and was terminated on April 30, 2007.
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
Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with during fiscal 2007.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Information required by Item 402 and 407(e) (4), and (e) (5) of Regulation S-K is included in the Proxy Statement and is incorporated herein by reference.

Director Compensation
Information regarding Trident’s compensation of its directors is included in the Proxy Statement under “Director Compensation” and is incorporated herein by reference.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
No interlocking relationship exists between any member of our Board of Directors or our Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company, and no such relationship has existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership is included in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
We currently maintain four equity incentive plans that provide for the issuance of our common stock to officers, directors, employees and consultants. These plans consist of the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (Option Plan renamed and assumed by us in connection with the TTI acquisition), 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Options to purchase our common stock remain outstanding under three equity incentive plans which have expired or been terminated: the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All such plans have been approved by stockholders except the 1996 Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2007:

	A		B	C
	Number of		Weighted	Number of securities
	securities to be		average exercise	remaining available
	issued upon		price of	for future issuance
	exercise of		outstanding	under equity
	outstanding		options,	compensation plans
	options, warrants		warrants and	(excluding securities
Plan Category	and rights		rights	reflected in column A)
Equity compensation plans approved by security holders	6,691,990	(1)	$6.61	4,485,826	(2)
Equity compensation plans not approved by security holders (3)	3,110,166	(3)	$7.28	—

Total	9,802,156		$6.82	4,485,826

(1)	Includes 639,000 shares that are reserved and issuable upon exercise of options outstanding under the 1992 Plan, which plan expired on October 16, 2002, 215,000 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 1,854,735 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan, 3,518,855 shares that are reserved and issuable upon exercise of options outstanding under the 2005 Stock Option Plan and 464,400 shares that are reserved and issuable upon exercise of options outstanding under the 2006 Plan.

(2)	Includes 901,128 shares reserved for future issuance under the Purchase Plan, 78,598 shares reserved for future issuance under the 2002 Plan and 3,506,100 shares reserved for issuance under the 2006 Plan.

(3)	Consists of shares subject to options that are outstanding pursuant to the 1996 Plan, which plan was terminated on June 19, 2007.
Material Features of the 1996 Nonstatutory Stock Option Plan
An aggregate of 12,300,000 shares of common stock was reserved for issuance under the 1996 Plan, which plan was terminated on June 19, 2007. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not our officers or directors, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of us with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan was not required to be and has not been approved by our stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 404 and 407(a) of Regulation S-K regarding this item is included in the Proxy Statement under “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 9(e) of Schedule 14A is included in the Proxy Statement under “Ratification of Appointment of Our Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page Number
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	64
Consolidated Statements of Operations — For the Years Ended June 30, 2007, 2006 and 2005	37
Consolidated Balance Sheets — As of June 30, 2007 and 2006	38
Consolidated Statements of Cash Flows For the Years Ended June 30, 2007, 2006 and 2005	39
Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended June 30, 2007, 2006 and 2005	40
Notes to Consolidated Financial Statements	41
2. Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the Years Ended June 30, 2007, 2006 and 2005	76
3. Exhibits:

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(11)

3.3	Amended and Restated Bylaws.(10)

3.4	Amendment to Article VIII of the Bylaws.(15)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.15 (*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(8)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(7)

10.18 (*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(9)

Exhibit	Description
10.19 (+)	Form of 1996 Nonstatutory Stock Option Plan.(9)

10.20	Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (12)

10.21	2006 Executive Bonus Plan (13)

10.22	2006 Equity Incentive Plan.(14)

10.23	Form of Agreements under the 2006 Equity Incentive Plan.(16)

21.1	List of Subsidiaries.(6)

23.1	Consent of Independent Registered Public Accounting Firm(6)

24.1	Power of Attorney (included on signature page).(6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Chief Financial Officer (6)

1.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

3.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

5.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Filed herewith.

7.	Confidential treatment has been requested for a portion of this document.

8.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

9	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

11.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

12.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2006.

13.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2005 and filed August 1, 2005.

14.	Incorporated by reference to the Company’s Proxy Statement filed April 26, 2006.

15.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2007 and filed July 30, 2007.

16.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10K/A filed August 22, 2007.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 10, 2007

TRIDENT MICROSYSTEMS, INC.
By:	/s/ Glen M. Antle
Glen M. Antle
Acting Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen M. Antle and John S. Edmunds, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Glen M. Antle	Acting Chief Executive Officer and Chairman of the Board	September 10, 2007
Glen M. Antle	and Director (Principal Executive Officer)

/s/ John S. Edmunds	Chief Financial Officer	September 10, 2007
John S. Edmunds	(Principal Financial Officer)

/s/ Chris P. Siu	Chief Accounting Officer and Director of Finance	September 10, 2007
Chris P. Siu	(Principal Accounting Officer)

/s/ Brian R. Bachman	Director	September 10, 2007
Brian R. Bachman

/s/ Hans Geyer	Director	September 10, 2007
Hans Geyer

/s/ Raymond K. Ostby	Director	September 10, 2007
Raymond K. Ostby

/s/ Millard Phelps	Director	September 10, 2007
Millard Phelps

Schedule II
TRIDENT MICROSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs or
		Balance at	Charged as a	Adjustments
Fiscal		Beginning of	Reduction (Credit) to	Charged to	Balance at
Year	Description	Period	Revenue	Allowance	End of Period
			(In thousands)
2007	Allowance for sales returns	$1475	$(374)	$—	$1101
2006	Allowance for sales returns	$413	$1062	$—	$1475
2005	Allowance for sales returns	$300	$113	$—	$413

		Balance at
Fiscal		Beginning of	Increase	Balance at End
Year	Description	Period	(decrease)	of Period
			(In thousands)
2007	Valuation allowance for deferred tax assets	$24,151	$(510)	$23,641
2006	Valuation allowance for deferred tax assets	$33,654	$(9,503)	$24,151
2005	Valuation allowance for deferred tax assets	$15,415	$18,239	$33,654

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(11)

3.3	Amended and Restated Bylaws.(10)

3.4	Amendment to Article VIII of the Bylaws.(15)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(2)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(3)

10.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6(*)	Form of the Company’s Employee Stock Purchase Plan.(2)

10.7(*)	Summary description of the Company’s Fiscal 1992 Bonus Plan.(2)

10.8(*)	Form of the Company’s Fiscal 1993 Bonus Plan.(2)

10.9(*)	Summary description of the Company’s 401(k) plan.(2)

10.10(*)	Form of Indemnity Agreement for officers, directors and agents.(2)

10.12(*)	Form of Non-statutory Stock Option Agreement between the Company and Frank C. Lin.(4)

10.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(2)

10.15(*)	Form of Change of Control Agreement between the Company and Frank C. Lin.(8)

10.16	Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(5)(7)

10.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(9)

10.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(9)

10.20	Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (12)

10.21	2006 Executive Bonus Plan.(13)

10.22	2006 Equity Incentive Plan.(14)

10.23	Form of Agreements under the 2006 Equity Incentive Plan.(16)

21.1	List of Subsidiaries.(6)

23.1	Consent of Independent Registered Public Accounting Firm(6)

24.1	Power of Attorney (included on signature page).(6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer(6)

Exhibit	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(6)

32.1	Section 1350 Certification of Chief Executive Officer(6)

32.2	Section 1350 Certification of Chief Financial Officer (6)

1.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

2.	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

3.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 21, 1998.

4.	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

5.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

6.	Filed herewith.

7.	Confidential treatment has been requested for a portion of this document.

8.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001

9.	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

11.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

12.	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2006.

13.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2005 and filed August 1, 2005.

14.	Incorporated by reference to the Company’s Proxy Statement filed April 26, 2006.

15.	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 24, 2007 and July 30, 2007.

16.	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed August 22, 2007.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.