Form 10-Q
period 2007-09-30
TRIDENT MICROSYSTEMS INC
filed 2007-11-09
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐        Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,647,446 shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2007.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 30,
	2007	2006

Revenues	$88,174	$71,363
Cost of revenues	45,035	36,031

Gross profit	43,139	35,332
Operating expenses:
Research and development	13,912	9,403
Selling, general and administrative	17,301	12,659

Total operating expenses	31,213	22,062

Income from operations	11,926	13,270
Interest income	1,508	1,147
Other income, net	2,184	1,145

Income before provision for income taxes and cumulative effect of change in accounting principle	15,618	15,562
Provision for income taxes	5,559	4,859

Income before cumulative effect of change in accounting principle	10,059	10,703
Cumulative effect of change in accounting principle, net of tax	—	(190)

Net income	$10,059	$10,513

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.17	$0.18
Cumulative effect of change in accounting principle	—	—

Net income per share — Basic	$0.17	$0.18

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.16	$0.17
Cumulative effect of change in accounting principle	—	—

Net income per share — Diluted	$0.16	$0.17

Shares used in computing net income per share — Basic	58,851	57,303

Shares used in computing net income per share — Diluted	63,605	63,116

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
(In thousands, except par values)	2007	2007 (1)

ASSETS
Current assets:
Cash and cash equivalents	$160,261	$147,562
Investments	43,395	51,744
Accounts receivable, net of allowance for sales returns of $710 at September 30, 2007 and $1,101 at June 30, 2007	29,131	9,161
Inventories	19,150	16,263
Prepaid expenses and other current assets	22,873	13,668

Total current assets	274,810	238,398

Property and equipment, net	22,441	19,581
Intangible assets, net	11,192	12,845
Other assets	11,508	13,055

Total assets	$319,951	$283,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,474	$20,683
Accrued expenses	28,383	23,235
Income taxes payable	17,516	36,171

Total current liabilities	73,373	80,089
Long-term income taxes payable	21,404	—
Deferred income tax liabilities	1,557	1,942

Total liabilities	96,334	82,031

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 59,446 and 57,748 shares issued and outstanding at September 30, 2007 and at June 30, 2007, respectively	59	58
Additional paid-in capital	191,792	179,390
Retained earnings	28,857	18,798
Accumulated other comprehensive income	2,909	3,602

Total stockholders’ equity	223,617	201,848

Total liabilities and stockholders’ equity	$319,951	$283,879

(1)	Amounts as of June 30, 2007 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(In thousands)	2007	2006

Cash flows from operating activities:

Net income	$10,059	$10,513
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	190
Stock-based compensation expense	10,443	3,599
Excess tax benefits from stock-based compensation	(246)	(855)
Depreciation and amortization	421	323
Provision for (reversal of ) sales returns	(391)	923
Amortization of intangible assets	1,653	1,519
(Gain) loss on disposal of property and equipment	(8)	9
Changes in assets and liabilities:
Accounts receivable	(19,579)	(9,825)
Inventories	(2,887)	(4,536)
Prepaid expenses and other current assets	1,297	1,467
Accounts payable	6,790	3,364
Accrued expenses	2,326	9,205
Income taxes payable	2,749	3,943

Net cash provided by operating activities	12,627	19,839

Cash flows from investing activities:
Purchases of property and equipment	(1,708)	(3,415)
Other assets	(1,686)	(571)
Purchase of stock of privately held company	—	(500)
Proceeds from sale of property and equipment	41	—

Net cash used in investing activities	(3,353)	(4,486)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	3,179	805
Excess tax benefits from stock-based compensation	246	855

Net cash provided by financing activities	3,425	1,660

Net increase in cash and cash equivalents	12,699	17,013
Cash and cash equivalents at beginning of period	147,562	103,046

Cash and cash equivalents at end of period	$160,261	$120,059

Supplemental non-cash investing and financing activities:
Receivable from UMC investment for capital reduction	$7,762	$—

Accrued expenses related to construction cost of building in Shanghai	$(1,606)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes.
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd. (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at September 30, 2007, is in the process of being dissolved.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2008.
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
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, the Company determines deferred income taxes by using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowance are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit of deferred tax assets will not be realized.
On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued in June 2006. See Note 8 for a discussion of the impact of FIN 48 on the Company’s condensed consolidated financial statement.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
FIN 48 requires that the Company recognize in its condensed consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step relates to recognition, where the Company has to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not-recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption is to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As of September 30, 2007, the Company did not have such differences as described above.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material impact on its consolidated financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal year 2008. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations and cash flows.
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective for the Company in the first quarter of fiscal 2009. The Company is evaluating the impact of the provisions of this interpretation on its consolidated financial position, results of operations and cash flows.
2. INVESTMENTS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. As of September 30, 2007, the Company held approximately 58.3 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
On August 23, 2007, UMC announced a capital reduction to its shareholders of record on September 30, 2007, which was effectively a reverse stock split and a distribution. The Company’s distribution was $7.8 million. The Company recorded the receivable related to the distribution as a component of “Prepaid expenses and other current assets” and reduced the carrying value of the investment. The Company received the $7.8 million cash distribution on October 9, 2007.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Due to a decrease in the market value of UMC’s stock price during the three months ended September 30, 2007, a decrease of $0.7 million in equity was recorded as “accumulated other comprehensive loss” in accordance with SFAS No. 130, Reporting Comprehensive Income. In addition, during the three months ended September 30, 2007, the Company received aggregate cash dividends totaling $1.7 million from UMC, which were recorded in “Other income, net” in the Statement of Income.
3. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	September 30,	June 30,
(In thousands)	2007	2007

Inventories:
Work-in-progress	$11,246	$9,416
Finished goods	7,904	6,847

Total inventories	$19,150	$16,263

Property and equipment, net:
Building	$16,162	$—
Machinery, equipment and software	10,489	9,882
Leasehold improvements	2,112	1,044
Furniture and fixtures	1,499	974
Construction in progress	—	15,148

	30,262	27,048
Accumulated depreciation and amortization	(7,821)	(7,467)

Total property and equipment, net	$22,441	$19,581

Accrued expenses:
Accrued compensation and benefits	$6,066	$6,644
Professional fees	6,133	4,269
Royalty fees	2,479	2,331
Deferred revenue	1,427	1,448
Other	12,278	8,543

Total accrued expenses	$28,383	$23,235

4. INTANGIBLE ASSETS
The carrying values of the Company's amortized acquired intangible assets as of September 30, 2007 and June 30, 2007 are as follows:

	September 30, 2007			June 30, 2007
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net

Core and developed technologies	$23,694	$(13,477)	$10,217	$23,694	$(11,991)	$11,703
Customer relationships	2,120	(1,145)	975	2,120	(978)	1,142

Total	$25,814	$(14,622)	$11,192	$25,814	$(12,969)	$12,845

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Amortization of developed technologies is recorded in cost of revenues, while the amortization of other acquired intangible assets is included in operating expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended
(In thousands)	September 30,
Reported as:	2007	2006

Cost of revenues	$1,486	$1,385
Selling, general and administrative	167	134

Total	$1,653	$1,519

As of September 30, 2007, the Company estimates the amortization expense of acquired intangible assets for the remaining nine months of fiscal year 2008, from fiscal years 2009 to 2012 and thereafter, to be as follows: $3.9 million, $3.6 million, $2.2 million, $1.2 million, and $0.3 million.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The following table reflects the changes in the Company’s accrued product warranty during the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
(In thousands)	2007	2006

Accrued product warranty, at beginning of period	$800	$1,082
Charged to (reversal of) cost of revenues	189	(90)
Actual product warranty expenditures	(55)	(232)

Accrued product warranty, at end of period	$934	$760

6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At September 30, 2007, future minimum lease payments under these non-cancelable operating leases for the remaining nine months of fiscal year 2008 and from fiscal years 2009 to 2011 were as follows: $1.2 million, $0.7 million, $0.7 million, and $0.5 million. Rental expense for the three months ended September 30, 2007 and 2006 was $0.5 million and $0.7 million, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Purchase Commitments
At September 30, 2007, the Company had purchase commitments in the amount of $13.8 million that were not included in the condensed consolidated balance sheet at that date. Among the $13.8 million purchase commitments, $4.3 million were from UMC, our major supplier. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
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
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation from the Securities and Exchange Commission on the same issue. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ. In addition, the Company’s 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from the investigation. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business.
Nasdaq Proceedings
As a result of the delayed filing with the SEC of its Annual Report on Form 10-K for fiscal 2006 and its subsequent quarterly reports on Form 10-Q for fiscal 2007, the Company received multiple Nasdaq staff determination letters during fiscal 2007 indicating that it had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), and that its securities were, therefore, subject to delisting from the Nasdaq Global Market.
On September 12, 2007, the Nasdaq Board of Directors informed the Company that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c) (14) by filing its Annual Reports on Form 10-K for the periods ended June 30, 2006 and June 30, 2007, respectively, and its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, respectively.  However, the Company was unable to hold its annual meeting for the 2006 fiscal year due to the long delay in filing its Form 10-K for the fiscal year ended June 30, 2006 and received a letter from The Nasdaq Stock Market stating that the Company’s failure to hold an annual meeting of shareholders, to solicit

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
proxies and to provide proxy statements to Nasdaq as required by Marketplace Rule 4350(e) and 4350(g) serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.  However, the Nasdaq Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing subject to the Company notifying the Panel on or before November 28, 2007 that it has solicited proxies and held an annual meeting of shareholders.  The Panel also agreed that the Company would be permitted to file a joint proxy statement for fiscal years 2006 and 2007 and to hold one annual meeting of shareholders.  On October 19, 2007, the Company filed its proxy statement and mailed notifications that it plans to hold its annual meeting of shareholders on November 20, 2007.
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7 below, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including the Company’s former CEO, and two former non-employee directors, could exercise certain of their vested options.  After the Company became current in the filing of its periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under its 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC decided that it was in the best interest of the Company’s stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. As a result, if some or all of the vested option rights are ultimately settled or likely to be settled in cash, additional charges, which may be material, may be recorded at that time.
Other Litigation
On or about January 25, 2007, Qun Yang, a former contractor with the Company, filed a lawsuit against the Company, Trident Digital Media (“TDM”), and two former Company employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al. Case No. 107CV-078889.  In her lawsuit, Ms. Yang alleges that she was an employee of the Company, and that during her employment with the Company she was subject to a number of unlawful actions including gender discrimination, sexual harassment, retaliation, wrongful termination in violation of public policy, battery, sexual battery, and intentional and negligent infliction of emotional distress.  The Company and the other defendants in this action filed a general denial in response to Ms. Yang’s complaint, which denies all of the material allegations of her complaint, on March 20, 2007.  To date, the parties have engaged in various forms of written discovery and depositions, and they participated in a mediation on November 2, 2007.  No trial date has been set in this case yet.
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
General
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
7. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options restricted stock awards and restricted stock units to attract and retain officers, directors, employees and consultants. As of September 30, 2007, the Company had four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (the “2005 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase the Company’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All equity incentive plans have been approved by stockholders except the 1996 Plan.
In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after date of grant and vest as to a percentage annually over a period of generally three to five years following the date of grant.
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
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three months ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
For the three months ended September 30, 2007 and 2006, the fair value of options issued pursuant to the Company’s employee incentive plans was estimated at the grant date using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended
	September 30,
Employee Incentive Plans	2007	2006
Expected term (in years)	4.25	4.25
Expected volatility	43.16%	65.15%
Risk-free interest rate	4.55%	4.61%
Expected dividend rate	—	—
Weighted average fair value at grant date	$6.64	$9.81
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three months ended September 30, 2007 and 2006, the Company adjusted stock-based compensation expense based on its actual forfeitures.
The following table summarizes Trident’s stock-based award activities for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
(In thousands)	2007	2006

Cost of revenues	$151	$101
Research and development	4,054	2,177
Selling, general and administrative	6,238	1,321

Total stock-based compensation expense	$10,443	$3,599

During the three months ended September 30, 2007, total stock-based compensation expense recognized in income before taxes was $10.4 million and there was no related recognized tax benefit. During the three months ended September 30, 2006 total stock-based compensation expense recognized in income before taxes was $3.6 million, and there was no related recognized tax benefit. Total compensation cost of options granted but not yet vested as of September 30, 2007 was $33.8 million, which is expected to be recognized over the weighted average period of 1.57 years.

		Options Outstanding
				Weighted Average
			Weighted	Remaining
	Shares Available	Number of	Average	Contractual Term	Aggregate
(In thousands, except per share data and contractual term)	for Grant	Shares	Exercise Price	(In Years)	Intrinsic Value
Balance at June 30, 2007	3,584	9,802	$6.82
Plan shares expired	(34)	—	—
Granted	(1,032)	1,032	14.50
Exercised	—	(1,144)	2.78
Cancelled, forfeited or expired	148	(148)	8.12
Restricted stock granted (1)	(679)	—	15.10

Balance at September 30, 2007	1,987	9,542	$8.13	7.3	$81,258

Vested and expected to vest at September 30, 2007		9,343	$7.99	7.2	$80,734

Exercisable at September 30, 2007		4,865	$3.57	6.0	$60,285

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $15.89 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options. Total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2007 was approximately $3.2 million.
The following table summarizes the activity for the Company’s restricted stock awards (RSAs) and restricted stock units (RSUs) for the three months ended September 30, 2007:

	Restricted Stock Awards
	and Restricted Shares
		Weighted Average
(In thousands, except per share data)	Number of Shares	Grant-Date Fair Value
Restricted stock balance at June 30, 2007	275	$19.98
Granted	492	15.10
Vested	(13)	15.10
Forfeited	(1)	15.10

Restricted stock balance at September 30, 2007	753	$16.88

The Company began to grant RSAs to its employees under the 2006 Plan during the first quarter of fiscal 2007. Both RSAs and RSUs typically vest over a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award.
As of September 30, 2007, there was $11.3 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.6 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Modification of Certain Options
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these individuals exercised all of their vested options. However, the Special Litigation Committee of the Board of Directors (“SLC”) decided that it was in the best interest of the Company’s stockholders not to allow the remaining two individuals, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options.   As a result, the Company recorded incremental stock-based compensation expense totaling approximately $4.9 million related to these modifications during the three months ended September 30, 2007. To the extent some or all of the vested option rights are ultimately settled or likely to be settled in cash, additional charges, which may be material, may be recorded at that time.
During the year ended June 30, 2007, one executive terminated his employment and became a consultant to the Company. As part of his consulting agreement, the Company extended the vesting of his 56,000 unvested options to purchase Trident common stock until October 10, 2007. This resulted in additional stock-based compensation expense, which is recognized over the remaining requisite service period. As a result, the Company recorded incremental stock-based compensation expense totaling approximately $0.6 million related to this modification, of which $0.3 million was recorded as compensation expense during the three months ended September 30, 2007.
8. INCOME TAXES
The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not recognize any material additional liability as a result of the implementation of FIN 48. As of July 1, 2007, the Company had total gross unrecognized tax benefits of $40.7 million, the recognition of which would have an effect of $21.4 million on the effective tax rate. Approximately $19.3 million of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax benefit.
Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified $21.4 million of its liability for net unrecognized tax benefits from current to long-term income taxes payable because payment of cash is not anticipated within one year of the balance sheet date.
Upon adoption of FIN 48, the Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes. As of September 30, 2007, the Company accrued $55,000 for such interest and penalties.
The Company has substantially concluded all U.S. federal and material state income tax matters for years through fiscal year ended June 30, 1998 and fiscal year ended June 30, 2000. Substantially all material foreign income tax matters have been concluded through calendar year 2001. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits
9. COMPREHENSIVE INCOME
Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of September 30, 2007 and June 30, 2007, the components of accumulated other comprehensive income related to accumulated unrealized gains and losses, net of tax, totaling $2.9 million and $3.6 million, respectively, on the Company’s investments. During the three months ended September 30, 2007 and 2006, the Company recorded unrealized loss on investments, net of tax, totaling $ 0.7 million and $1.7 million, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
10. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2007	2006

Net income	$10,059	$10,513

Shares used in computing net income per share — Basic	58,851	57,303
Dilutive potential common shares	4,754	5,813

Shares used in computing net income per share — Diluted	63,605	63,116

Net income per share — Basic	$0.17	$0.18

Net income per share — Diluted	$0.16	$0.17

Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. Stock options to purchase 2,986,000 shares and 1,347,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended September 30, 2007 and September 30, 2006, respectively, because these options were anti-dilutive. Moreover, restricted stock awards and restricted stock units to purchase 155,000 shares were excluded from the computation of diluted weighted average restricted stocks outstanding during the three months ended September 30, 2007, because these restricted stock awards were anti-dilutive.
11. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment: digital media. The digital media business segment designs, develops and markets integrated circuits for video graphics, multimedia and digitally processed television products for the consumer television market and the consumer television market.
Revenues by region are classified based on the locations of the customer’s principal offices even though our customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended
	September 30,
(In thousands)	2007	2006

Revenues:
South Korea	$33,345	$28,001
Japan	24,822	23,191
Europe	18,639	3,909
China	5,604	12,093
Taiwan	5,672	3,964
Others	92	205

Total	$88,174	$71,363

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Major Customers
The following table shows the percentage of the Company’s revenues for the three months ended September 30, 2007 and September 30, 2006, respectively, that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended
	September 30,
Revenues:	2007	2006
Customer A	36%	38%
Customer B	20%	26%
Customer C	20%	—
The Company had a high concentration of accounts receivable with two customers. As of September 30, 2007, Customer A and Customer C accounted for 46% and 27%, respectively, of total gross accounts receivable.
12. SUBSEQUENT EVENT
On September 12, 2007, the Company appointed Sylvia D. Summers as Chief Executive Officer and her employment commenced on October 17, 2007.   On October 23, 2007, the Compensation Committee approved a grant to Ms. Summers of an option to purchase 220,000 shares of the Company’s common stock, with an exercise price equal to the closing price of a share of Trident’s common stock on the Nasdaq Global Market on October 29, 2007. The stock options will vest over four years at the rate of 25% on each of the first four anniversaries of her employment start date. In addition, the Company also granted a restricted stock award consisting of 30,000 shares of Trident’s common stock to Ms. Summers on October 23, 2007. The restricted stock vests over a four-year period at the rate of 25% upon the each of the first four anniversaries of her employment start date, and shall be subject to automatic forfeiture if her performance of services with the Company terminates prior to the date on which the shares vest. Ms. Summers was also granted a performance-based restricted stock award consisting of 110,000 shares of Trident common stock on October 23, 2007. This award will vest, if at all, in four components, with the vesting of each component requiring that a Trident common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. This target stock price must be achieved prior to the tenth anniversary of Ms. Summers’ employment start date. An amount equal to 25% of the shares subject to this restricted stock award will vest on the date that the applicable price target is achieved on or after the specified anniversary of her employment start date, provided that her service with the Company has not terminated. During her employment, Ms. Summers agrees to a guideline of maintaining beneficial ownership of no less than the number of shares of Trident common stock that has a value equal to four times her annual base salary, to be achieved by no later than the fourth anniversary of her employment start date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Quarterly Report on Form 10-Q as well as in the Risk Factors section included in our Form 10-K for the year ended June 30, 2007 (“Fiscal 2007 Form 10-K”) filed with the Securities and Exchange Commission. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan, Japan, and Europe. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers.  Our top three customers accounted for 76% of our total revenues for the three months ended September 30, 2007.  For the three months ended September 30, 2007, sales to three customers, Midoriya (a distributor for Sony), Philips, and Samsung, each accounted for more than 10% of total revenues. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing digitally processed televisions, or DPTV, market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI, which was 99.9% owned by Trident at September 30, 2007, is in the process of being dissolved.
References to “we,” “our,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TMT, TML, TTI and TMFE.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, investments, allowance for sales returns, inventories, intangible assets, product warranty, income taxes and litigation and other loss contingencies. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates could be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Form 10-K for fiscal 2007. There have been no changes to these critical accounting policies subsequent to June 30, 2007.
Results of Operations
Financial Data for the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006.
Revenues

	Three Months Ended
(Dollars in millions)	September 30,	September 30,	Percent
Revenues by region (1)	2007	2006	Change
South Korea	$33.4	$28.0	19%
Japan	24.8	23.2	7%
Europe	18.6	3.9	377%
China	5.6	12.1	(54%)
Taiwan	5.7	4.0	43%
Rest of world	0.1	0.2	(50%)

Total revenues	$88.2	$71.4	24%

(1)	Revenues by region are classified based on the locations of the customer’s principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.
Digital media product revenues represented substantially all of our total revenues for the three months ended September 30, 2007 and 2006. The significant increase in revenues for the three months ended September 30, 2007 was primarily attributed to continued success of our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of our products increased by approximately 49% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, however, as is typical with consumer electronics markets, average selling prices decreased by approximately 17% over the same time period. For the three months ended September 30, 2007, three customers each accounted for more than 10% of revenues. For the three months ended September 30, 2006, two customers accounted for more than 10% of revenues. For the three months ended September 30, 2007 and 2006, approximately 41% and 51%, respectively, of our total revenues were generated through distributors.
Revenues from customers in Asia, primarily South Korea, Japan, China and Taiwan, accounted for 38%, 28%, 6%, and 6%, respectively, of our revenues for the three months ended September 30, 2007. Revenues from customers in Asia, primarily Japan, South Korea, China, and Taiwan accounted for 39%, 32%, 17%, and 6%, respectively, of our revenues for the three months ended September 30, 2006. Revenues increased in all regions except China and the rest of world for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to the continued success of our standalone image process controllers largely in the digitally processed television markets. Revenues from Europe increased for the three months ended September 30, 2007 primarily due to the sales volume ramp up of SVP-CX products to a major OEM customer in Europe. Revenues in China decreased in the three months ended September 30, 2007 compared to three months ended September 30, 2006, principally due to intense price competition in that particular market. We expect customers located in Asia and Europe will continue to account for a significant portion of our total revenues in future periods during fiscal 2008.

Gross Margin

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in millions)	2007	2006	Change
Gross profit	$43.1	$35.3	22%
Gross margin	48.9%	49.5%
Gross margin for the three months ended September 30, 2007 decreased 0.6 percentage points compared to the three months ended September 30, 2006 primarily due to the following reasons: (i) product mix shift with a higher proportion of revenue associated with SVP-UX/WX, which had slightly lower gross margin than some of our previous products and comprised 41% of our total revenues and (ii) decreased revenues and average selling prices from a previous generation product that had higher gross margin.
During the three months ended September 30, 2007, revenues from the sale of previously reserved products were $1.7 million or 1.9% of total revenues as compared to $0.2 million or 0.2% of total revenues from the same quarter one year earlier. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three months ended September 30, 2007 by approximately $0.2 million as compared to approximately $0.3 million for the same three month period of the previous year.
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
Research and Development

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2007	2006	Change
Research and development	$13,912	$9,403	48%
As a percentage of total revenues	16%	13%
Research and development expenses consist primarily of compensation and personnel-related expenses, engineering costs related principally to the design of new products. The increase in research and development expenses for the three months ended September 30, 2007 resulted primarily from (i) a $1.9 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, (ii) a $1.9 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R) and (iii) a $0.5 million increase in non-recurring engineering expenses related to new product development.
We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital media markets in the United States, Japan, South Korea, Europe, China and Taiwan, and therefore we expect research and development expenses to continue to increase.

Selling, General and Administrative

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2007	2006	Change
Selling, general and administrative	$17,301	$12,659	37%
As a percentage of total revenues	20%	18%
Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to sales representatives and distributors and professional expenses. The increase in selling, general and administrative expenses for the three months ended September 30, 2007 resulted primarily from (i) an additional $4.9 million in stock-based compensation expense recorded in accordance with SFAS No. 123(R) primarily related to the extension of the option exercise period to certain terminated employees, (ii) a $0.4 million increase in third-party sales representative commission expenses due to increased product sales, partially offset by a $0.7 million decrease in professional fees. The professional fees related to the cost of the investigation into our historical stock option grant practices were $3.8 million for the three months ended September 30, 2007 compared to $4.2 million for the three months ended September 30, 2006. The increase in selling, general and administrative expenses as a percentage of revenues is primarily attributable to increases in our stock based compensation expenses.
Interest Income

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2007	2006	Change
Interest income	$1,508	$1,147	31%
As a percentage of total revenues	2%	2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposits, and high-grade corporate securities. The increase in interest income for the three months ended September 30, 2007 was attributable to increases in cash and interest rates compared to the three months ended September 30, 2006.
Other Income, Net

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2007	2006	Change
Other income, net	$2,184	$1,145	91%
As a percentage of total revenues	2%	2%
Other income, net primarily represented dividend income received from our investments and the foreign currency remeausrement gain or loss. The increase in other income, net for the three months ended September 30, 2007 was primarily attributable to a $0.7 million increase in dividend income received from UMC and a $0.3 million increase in foreign currency remeasurement gain due to the strengthening of Chinese Renminbi.
Provision for Income Taxes

	Three Months Ended
	September 30,	September 30,
	2007	2006	Change
Effective income tax rate	35.6%	31.2%	4.4%
Provision for income taxes of $5.6 million was recorded for the three months ended September 30, 2007 compared to $4.9 million for the three months ended September 30, 2006. The effective income tax rate in the three months ended September 30, 2007 increased 4.4 percentage points due to (i) 3.9 percentage points increase in profits generated from operations in foreign jurisdictions where we were subject to tax and (ii) 0.5 percentage points increase in quarterly discrete items including interest accrual on FIN 48 liability and withholding tax on cash dividend from investments.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2007	2006	Change
Cumulative Effect of Change in Accounting Principle	$ —	$ (190)	(100%)
In the first quarter of fiscal 2007, we adopted Emerging Issue Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences, or EITF 06-2, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative effect of change in accounting principle in the amount of $0.2 million. There was no cumulative effect of change in accounting principle for FIN 48 in the quarter ended September 30, 2007.
Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

	September 30,	June 30,
(In millions)	2007	2007

Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$160.3	$147.6
Short-term investments	43.4	51.7

Total	$203.7	$199.3

Our primary cash inflows and outflows for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,
(In millions)	2007	2006

Net cash flow provided by (used in):
Operating activities	$12.6	$19.8
Investing activities	(3.3)	(4.5)
Financing activities	3.4	1.7

Net increase in cash and cash equivalents	$12.7	$17.0

Cash Flows from Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in current assets and liabilities. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, cash provided by operating activates decreased by $7.2 million primarily due to the significant increase in accounts receivable, lower increases in accrued expenses and income taxes payable, was largely offset by increased stock-based compensation expenses and higher increase in accounts payable.
On our consolidated balance sheet as of September 30, 2007, accounts receivable increased due to higher sales volume to two major OEM customers in Europe and South Korea. Accounts payable increased due to increased volume of business with vendors and timing of payments. Accrued expenses increased primarily due to increased professional fees accrual relating to our investigation into our historical stock option grant practices and related accounting. Income taxes payable increased primarily due to the tax provision made for profitable operations for the three months ended September 30, 2007.

Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, purchase of intellectual property and purchase of stock of privately-held companies. The decrease in net cash used in investing activities in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily attributable to (i) $1.6 million less cash paid for purchases of property and equipment due to timing of invoices received from building contractors and vendors, (ii) lower net cash used for the purchase of stock of a privately held company, (iii) partially offset by an additional $1.1 million of intellectual property and software licenses acquired in the three months ended September 30, 2007.
Cash Flows from Financing Activities
Financing cash flows consist primarily of proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The higher cash provided by financial activities in the three months ended September 30, 2007 compared to September 30, 2006 was due to the approximately $2.4 million increase in cash proceeds from issuance of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007, offset by $0.6 million decrease in excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2007 (in millions):

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.2	$1.4	$0.5	$—	$3.1
Purchase obligations (2)	13.2	0.6	—	—	13.8

Total	$14.4	$2.0	$0.5	$—	$16.9

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2007.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
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
Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with its investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from the investigation. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
Nasdaq Proceedings
As a result of the delayed filing with the SEC of our Annual Report on Form 10-K for fiscal 2006 and our subsequent Quarterly Reports on Form 10-Q for fiscal 2007, we received multiple Nasdaq staff determination letters during fiscal 2007 indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c) (14), and that our securities were, therefore, subject to delisting from the Nasdaq Global Market.
On September 12, 2007, the Nasdaq Board of Directors informed us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14) by filing our Annual Reports on Form 10-K for the periods ended June 30, 2006 and June 30, 2007, respectively, and our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, respectively.  However, we were unable to hold our annual meeting for the 2006 fiscal year due to the long delay in filing our Form 10-K for the fiscal year ended June 30, 2006 and received a letter from The Nasdaq Stock Market stating that our failure to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq as required by Marketplace Rule 4350(e) and 4350(g) serves as an additional basis for delisting our securities from The Nasdaq Stock Market.  However, the Listing Panel granted our request for continued listing subject to us notifying the Listing Panel on or before November 28, 2007 that we have solicited proxies and held an annual meeting of shareholders.  The Listing Panel also agreed that we would be permitted to file a joint proxy statement for fiscal years 2006 and 2007 and to hold one annual meeting of shareholders.  On October 19, 2007, we filed our proxy statement and mailed notifications that we plan to hold our annual meeting of shareholders on November 20, 2007.
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7 to the notes to our consolidated financial statements, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC decided that it was in the best interest of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. As a result, if some or all of the vested option rights are ultimately settled or likely to be settled in cash, additional charges, which may be material, may be recorded at that time.

Other Litigation
On or about January 25, 2007, Qun Yang, a former contractor with us, filed a lawsuit against us, Trident Digital Media (“TDM”), and two former Company employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al, Case No. 107CV-078889.  In her lawsuit, Ms. Yang alleges that she was an employee of us, and that during her employment with us she was subject to a number of unlawful actions including gender discrimination, sexual harassment, retaliation, wrongful termination in violation of public policy, battery, sexual battery, and intentional and negligent infliction of emotional distress.  We and the other defendants in this action filed a general denial in response to Ms. Yang’s complaint, which denies all of the material allegations of her complaint, on March 20, 2007.  To date, the parties have engaged in various forms of written discovery and depositions, and they participated in a mediation on November 2, 2007.  No trial date has been set in this case yet.
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, We have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments. From time to time, we are involved in other legal proceedings arising in the ordinary course of its business in which a customer or other third party may assert a right to indemnification. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any such pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.
General
From time to time, we are involved in other legal proceedings arising in the ordinary course of its business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us in fiscal years beginning July 1, 2008. We do not expect our adoption of the provisions of SFAS No. 157 will have a material impact on our consolidated financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective in our first quarter of fiscal year 2008. We do not expect our adoption of the provisions of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations and cash flows.
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07- 3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective in our first quarter of fiscal 2008. We are evaluating the impact of the provisions of this interpretation on our consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan and China. The functional currency of all our operations is the U.S. dollar. However, a portion of our cash and short-term investments, including investments in UMC are denominated in foreign currencies and could be subject to foreign currency exchange rate risk. Although some expenses are incurred in local currencies by our Taiwan and China operations, substantially all of our transactions are made in U.S. dollars. Therefore, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds, time certificate of deposits and other highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2007, we have approximately $160.3 million in cash and cash equivalent, of which $43.8 million are cash equivalents, which mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in a foreign technology company and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which this company participates. As of September 30, 2007, we had available-for-sale equity investments with a fair market value of $43.4 million. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of September 30, 2007, the balance of our long-term equity investments in privately-held companies was approximately $2.6 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our management concluded that our disclosure controls and procedures were not effective, as of September 30, 2007, at the reasonable assurance level.
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As a result of the material weaknesses in our internal control over financial reporting identified by our management in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“Fiscal 2007 10-K”), which material weaknesses still existed as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2007. Notwithstanding the continuation of these material weaknesses, however, our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2007, in order to continue the remediation of our material weaknesses, we completed the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
•	In July 2007, we hired a senior stock option administrator with public company experience to administer our global equity programs as a member of our finance department. We also continued our review of our existing internal controls, together with an independent third party, and continued evaluating further improvements that might be made to our internal controls in connection with our ongoing effort to improve our control processes and corporate governance.

•	The Board of Directors has also adopted a new policy governing the grant of initial stock options and other equity awards to newly-hired employees who are not Section 16 officers. The policy provides that, except in unusual circumstances, all such grants shall be made by a newly constituted Stock Option Committee, at duly held meetings, in accordance with pre-approved grant guidelines. The members of the Stock Option Committee are the Chief Financial Officer and the General Counsel. The Stock Option Committee did not make any grants during the quarter ended September 30, 2007.
Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting
We intend to continue our remediation of the material weaknesses disclosed in our Fiscal 2007 10-K. For example, we will provide additional training to managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. We will also provide ethics training to our employees, including additional education concerning our code of conduct and other policies.

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
Regulatory Actions
The Department of Justice is currently conducting an investigation of us in connection with its investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the Securities and Exchange Commission on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. In addition, our 401(k) plan and its administration are being audited by the Department of Labor as a result of actions taken in response to the findings from the investigation. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
Nasdaq Proceedings
As a result of the delayed filing with the SEC of our Annual Report on Form 10-K for fiscal 2006 and our subsequent Quarterly Reports on Form 10-Q for fiscal 2007, we received multiple Nasdaq staff determination letters during fiscal 2007 indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), and that our securities were, therefore, subject to delisting from the Nasdaq Global Market.
On September 12, 2007, the Nasdaq Board of Directors informed us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14) by filing our Annual Reports on Form 10-K for the periods ended June 30, 2006 and June 30, 2007, respectively, and our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, respectively.  However, we were unable to hold our annual meeting for the 2006 fiscal year due to the long delay in filing our Form 10-K for the fiscal year ended June 30, 2006 and received a letter from The Nasdaq Stock Market stating that our failure to hold an annual meeting of shareholders, to solicit proxies and to provide proxy statements to Nasdaq as required by Marketplace Rule 4350(e) and 4350(g) serves as an additional basis for delisting our securities from The Nasdaq Stock Market.  However, the Listing Panel granted our request for continued listing subject to us notifying the Listing Panel on or before November 28, 2007 that we have solicited proxies and held an annual meeting of shareholders.  The Listing Panel also agreed that we would be permitted to file a joint proxy statement for fiscal years 2006 and 2007 and to hold one annual meeting of shareholders.  On October 19, 2007, we filed our proxy statement and mailed notifications that we plan to hold our annual meeting of shareholders on November 20, 2007.

Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7 to the notes to our consolidated financial statements, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC decided that it was in the best interest of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. To the extent that some or all of the vested option rights of these individuals are ultimately settled or likely to be settled in cash by us, additional charges, which may be material, may be recorded at that time.
Other Litigation
On or about January 25, 2007, Qun Yang, a former contractor with us, filed a lawsuit against us, Trident Digital Media (“TDM”), and two former Company employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al, Case No. 107CV-078889.  In her lawsuit, Ms. Yang alleges that she was an employee of us, and that during her employment with us she was subject to a number of unlawful actions including gender discrimination, sexual harassment, retaliation, wrongful termination in violation of public policy, battery, sexual battery, and intentional and negligent infliction of emotional distress.  We and the other defendants in this action filed a general denial in response to Ms. Yang’s complaint, which denies all of the material allegations of her complaint, on March 20, 2007.  To date, the parties have engaged in various forms of written discovery and depositions, and they participated in a mediation on November 2, 2007.  No trial date has been set in this case yet.
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, We have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments. From time to time, we are involved in other legal proceedings arising in the ordinary course of its business in which a customer or other third party may assert a right to indemnification. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any such pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business.
General
From time to time, we are involved in other legal proceedings arising in the ordinary course of its business. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained herein. The description below includes any material changes to and supersedes the description of risk factors affecting our business previously disclosed in “Part I, Items 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.
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
The operation of our business could be adversely affected by the departure of certain executives and organizational changes made by our recently hired Chief Executive Officer.
We have experienced certain departures of key personnel, including our former Chief Executive Officer, in connection with the investigation into our historical stock option grant practices and related issues. Two of our directors also resigned as a result of potential conflicts of interest identified during the stock option investigation. Our new Chief Executive Officer did not join us until October 2007 and may decide to make organizational changes including making changes to our management team. We continue to search for additional persons to serve on our Board of Directors. Earlier this year we retained two individuals as a General Counsel and a Chief Accounting Officer and elected two additional independent directors to our Board of Directors. It is important to our success that our Chief Executive Officer promptly builds an effective management team and global organization. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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
The level and intensity of competition has increased over the past year and we expect competition to continue to increase in the future. Competitive pricing pressures have resulted in reductions in average selling prices of our existing products, and continued or increased competition could require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins. If we are unable to cost-effectively integrate more functionality onto single chip designs to help our customers reduce costs, we may lose market share and our revenues may decline.
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
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for 79% of our revenues for the three months ended September 30, 2007 compared to 94% a year ago.
In fiscal 2007, approximately 76% of our revenues were derived from sales to three customers, Samsung, Philips, and Midoriya (a distributor for Sony), and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 36%, Philips accounted of approximately 20%, and Midoriya accounted for approximately 20%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
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
We may face risks resulting from the failure to allow former employees to exercise stock options.
As discussed in the section “Modification of Certain Options” of Note 7 to the notes to our consolidated financial statements, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC decided that it was in the best interest of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. We may incur charges in the future related to claims that may be made by these individuals, which may be material.

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
As a result of the Special Committee’s investigation, and as part of our evaluation of the effectiveness of our internal control over financial reporting and of our disclosure controls and procedures as of June 30, 2007, we concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the fiscal year ended June 30, 2007, as described below under Item 9A, “Controls and Procedures.” These material weaknesses were first identified as a result of our evaluation of our internal control over financial report as of June 30, 2006, and have not yet been fully remediated. The Board of Directors previously directed management to implement, and management is continuing to implement, measures designed to ensure that information required to be disclosed in our periodic reports is complete, and is recorded, processed, and summarized accurately and reported timely, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in reporting or controls can occur because of simple error or mistakes, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
As a result, although we expect to fully remediate the material weaknesses identified in Item 4, “Controls and Procedures” above, during fiscal 2008, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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
Our future success depends on manufacturers of consumer televisions and other digital media products designing our products into their products. To achieve design wins, we must define and deliver cost-effective, innovative and high performance integrated circuits. Once a supplier’s products have been designed into a system, the manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Once a particular supplier’s product is selected, the manufacturer generally relies for a significant period of time upon this component. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.
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
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, in the days following the announcement of our financial earnings for the first quarter of fiscal 2008, the price of our common stock declined by more than 40%. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
Our success depends to a significant degree on the continued employment of key personnel.
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Our Chief Executive Officer did not join us until October 2007 and has limited experience working with our senior management team. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in Shanghai, China; Taipei, Taiwan; and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(8)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(8)

32.1	Section 1350 Certification of Chief Executive Officer.(8)

32.2	Section 1350 Certification of Chief Financial Officer.(8)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(8)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.
(Registrant)

Dated: November 8, 2007	By:	/s/ John S. Edmunds
John S. Edmunds
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer. (7)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(8)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(8)

32.1	Section 1350 Certification of Chief Executive Officer.(8)

32.2	Section 1350 Certification of Chief Financial Officer.(8)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(8)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.