Form 10-Q
period 2007-12-31
TRIDENT MICROSYSTEMS INC
filed 2008-02-08
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☐
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,484,871 shares of Common Stock, par value $0.001 per share, outstanding as of January 31, 2008.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenues	$74,984	$68,260	$163,158	$139,623
Cost of revenues	38,602	33,647	83,637	69,678

Gross profit	36,382	34,613	79,521	69,945

Operating expenses:
Research and development	12,633	10,973	26,545	20,376
Selling, general and administrative	13,970	12,864	31,271	25,523

Total operating expenses	26,603	23,837	57,816	45,899

Income from operations	9,779	10,776	21,705	24,046
Interest income	1,692	1,174	3,200	2,321
Other income, net	695	127	2,879	1,272

Income before provision for income taxes and cumulative effect of change in accounting principle	12,166	12,077	27,784	27,639
Provision for income taxes	4,916	4,848	10,475	9,707

Income before cumulative effect of change in accounting principle	7,250	7,229	17,309	17,932
Cumulative effect of change in accounting principle, net of tax	—	—	—	(190)

Net income	7,250	7,229	17,309	17,742

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.12	$0.13	$0.30	$0.31
Cumulative effect of change in accounting principle	—	—	—	—

Net income per share — Basic	$0.12	$0.13	$0.30	$0.31

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.12	$0.11	$0.28	$0.28
Cumulative effect of change in accounting principle	—	—	—	—

Net income per share — Diluted	$0.12	$0.11	$0.28	$0.28

Shares used in computing net income per share — Basic	59,269	57,748	58,617	57,527

Shares used in computing net income per share - Diluted	62,747	63,501	62,924	63,316

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(In thousands, except par values)	2007	2007 (1)
Assets
Current assets:
Cash and cash equivalents	$185,512	$147,562
Investments	36,950	51,744
Accounts receivable, net of allowance for sales returns of $417 at December 31, 2007 and $1,101 at June 30, 2007	15,747	9,161
Inventories	12,092	16,263
Prepaid expenses and other current assets	17,677	13,668

Total current assets	267,978	238,398
Property and equipment, net	23,143	19,581
Intangible assets, net	9,540	12,845
Other assets	8,357	13,055

Total assets	$309,018	$283,879

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,704	$20,683
Accrued expenses	21,608	23,235
Income taxes payable	19,618	36,171

Total current liabilities	54,930	80,089
Long-term income taxes payable	21,937	—
Deferred income tax liabilities	83	1,942

Total liabilities	76,950	82,031

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 60,478 and 57,748 shares issued and outstanding at December 31, 2007 and at June 30, 2007, respectively	61	58
Additional paid-in capital	197,846	179,390
Retained earnings	36,107	18,798
Accumulated other comprehensive income/(loss)	(1,946)	3,602

Total stockholders’ equity	232,068	201,848

Total liabilities and stockholders’ equity	$309,018	$283,879

(1)	Amounts as of June 30, 2007 have been derived from audited financial statements as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$17,309	$17,742
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	190
Stock-based compensation expense	15,116	7,101
Excess tax benefits from stock-based compensation	(381)	(855)
Depreciation and amortization	1,083	696
Decrease in allowance for sales returns	(684)	(405)
Amortization of intangible assets	3,305	3,038
Gain on sale of investment	(759)	—
(Gain) loss on disposal of property and equipment	(11)	17
Changes in assets and liabilities:
Accounts receivable	(5,902)	(3,982)
Inventories	4,171	1,993
Prepaid expenses and other current assets	1,431	2,587
Accounts payable	(6,980)	(4,864)
Accrued expenses	(3,246)	8,630
Income taxes payable	5,384	5,494

Net cash provided by operating activities	29,836	37,382

Cash flows from investing activities:
Proceeds from capital reduction in investment	7,829	—
Proceeds from sale of investments	1,335	—
Purchases of property and equipment	(4,345)	(4,034)
Proceeds from sale of property and equipment	96	—
Other assets	(1,762)	—
Purchase of stock of privately held company	—	(500)

Net cash provided by (used in) investing activities	3,153	(4,534)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,580	805
Excess tax benefits from stock-based compensation	381	855

Net cash provided by financing activities	4,961	1,660

Net increase in cash and cash equivalents	37,950	34,508
Cash and cash equivalents at beginning of period	147,562	103,046

Cash and cash equivalents at end of period	$185,512	$137,554

Supplemental non-cash investing and financing activities:
Accrued expenses related to building construction cost	$(385)	$—

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
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. Since September 1, 2006, the Company has conducted this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiary, Trident Multimedia Technologies (Shanghai) Co. Ltd. (“TMT”), located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc., which was 99.9% owned by Trident at December 31, 2007, is in the process of being dissolved.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s annual report on Form 10-K filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2008.
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
On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued in June 2006. See Note 8 for a discussion of the impact of FIN 48 on the Company’s condensed consolidated financial statement.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
FIN 48 requires that the Company recognize in its condensed consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step relates to recognition, where the Company has to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not-recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption is to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In the period of its initial adoption, the Company did not have such differences as described above.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its condensed consolidated financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect its adoption of the provisions of SFAS No. 159 to have a material effect on its condensed consolidated financial condition, results of operations and cash flows.
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective for the Company in the first quarter of fiscal 2009. The Company is evaluating the impact of the provisions of this interpretation on its condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for the Company in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS 141R may have on its condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in the first quarter of its fiscal 2010. The Company is currently evaluating the impact SFAS 160 may have on its condensed consolidated financial position, results of operations and cash flows.
2. INVESTMENTS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. During the year ended June 30, 2004, the Company sold 7.3 million shares of UMC common stock for cash of $7.4 million, resulting in a gain of $2.7 million. On August 23, 2007, UMC announced a capital reduction to its shareholders of record on September 30, 2007, which was effectively a reverse stock split and a cash distribution. On October 9, 2007, the Company received the $7.8 million cash distribution. As of December 31, 2007, the Company held approximately 58.3 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Due to a decrease in the fair value of UMC’s stock price, the $36.2 million fair value of the UMC investment as of December 31, 2007 was lower than the $38.3 million book value of the investment, after the cash distribution on October 9, 2007. Management believes that there is no investment impairment on UMC and deemed that the decrease in the market value is temporary. The Company will continue to monitor the value of this investment in each reporting period.
The total $4.9 million unrealized loss relating to the Company’s investment in UMC, net of tax and net of the impact of the capital reduction at UMC in equity during the six months ended December 31, 2007, was recorded as “accumulated other comprehensive loss” in accordance with SFAS No. 130, Reporting Comprehensive Income. In previous periods, the Company had recognized deferred tax liabilities on the unrealized gain on the UMC investment. However, as the fair value of UMC decreased, the Company recognized an unrealized loss in the current quarter and reversed all the deferred tax liabilities previously recorded.
In November 2005, the Company entered into an investment agreement with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the investment agreement, the Company invested $0.5 million in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s President, also made indirect investments in Nanovata’s Series A Preferred Stock. Mr. Lin served as a director on Nanovata’s Board. The combined ownership in Nanovata was 13.6% of the total outstanding shares of Nanovata’s common stock. The Company’s investment is accounted for under the cost method. On January 31, 2008, the Company sold the entire $0.5 million investment in Nanovata on the same terms as other holders of Nanovata’s Series A Preferred Stock and received cash proceeds equal to amount of the initial investment.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
3. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	December 31,	June 30,
(In thousands)	2007	2007
Inventories:
Work-in-progress	$4,645	$9,416
Finished goods	7,447	6,847

Total inventories	$12,092	$16,263

Property and equipment, net:
Building	$17,662	$—
Machinery, equipment and software	11,387	9,882
Leasehold improvements	1,050	1,044
Furniture and fixtures	1,359	974
Construction in progress	—	15,148

	31,458	27,048
Accumulated depreciation and amortization	(8,315)	(7,467)

Total property and equipment, net	$23,143	$19,581

Accrued expenses:
Compensation and benefits	$5,028	$6,644
Professional fees	1,992	4,269
Royalties	2,594	2,331
Deferred margin	761	1,448
Contingent liabilities (1)	3,730	—
Other	7,503	8,543

Total accrued expenses	$21,608	$23,235

(1)	See Notes 6 and 7, Notes to Condensed Consolidated Financial Statements
4. INTANGIBLE ASSETS
The carrying values of our amortized acquired intangible assets as of December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007			June 30, 2007
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$23,694	$(14,962)	$8,732	$23,694	$(11,991)	$11,703
Customer relationships	2,120	(1,312)	808	2,120	(978)	1,142

Total	$25,814	$(16,274)	$9,540	$25,814	$(12,969)	$12,845

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Amortization of developed technologies is recorded in cost of revenues, while the amortization of other acquired intangible assets is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Reported as:
Cost of revenues	$1,485	$1,385	$2,971	$2,770
Selling, general and administrative	167	134	334	268

Total	$1,652	$1,519	$3,305	$3,038

As of December 31, 2007, the Company estimates the amortization expense of acquired intangible assets for the remaining six months of fiscal year 2008, and for each of the fiscal years 2009, 2010, 2011 and to 2012 and thereafter, respectively, to be as follows: as follows: $2.3 million, $3.6 million, $2.2 million, $1.2 million, and $0.3 million.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The following table reflects the changes in the Company’s accrued product warranty during the three and six months ended December 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Accrued product warranty, at beginning of period	$934	$760	$800	$1,082
Charged to (reversal of) cost of revenues	(570)	317	(381)	227
Actual product warranty expenditures	(9)	(441)	(64)	(673)

Accrued product warranty, at end of period	$355	$636	$355	$636

6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At December 31, 2007, future minimum lease payments under these non-cancelable operating leases for the remaining six months of fiscal year 2008 and from for each of the fiscal years 2009, 2010 and to 2011, respectively, were as follows: $0.5 million, $0.7 million, $0.7 million, and $0.6 million. Rental expense for the three months ended December 31, 2007 and 2006 was $0.3 million and $0.6 million, respectively. Rental expense for the six months ended December 31, 2007 and 2006 was $0.8 million and $1.3 million, respectively.
Purchase Commitments
At December 31, 2007, the Company had purchase commitments in the amount of $16.5 million that were not included in the condensed consolidated balance sheet at that date. Among the $16.5 million of purchase commitments, $7.9 million of these commitments were from UMC, our major supplier. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7 below, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including the Company’s former CEO, and two former non-employee directors, could exercise certain of their vested options. After the Company became current in the filing of its periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under its 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC decided that it was in the best interests of the Company’s stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three months ended December 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. As of December 31, 2007, the Company’s former CEO and two former non-employee directors had until March 31, 2008 to exercise their vested options. Because the stock price as of December 31, 2007 was lower than the desired exercise price for

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
the options of these three individuals, the Company recorded a contingent liability totaling $3.7 million as of December 31, 2007, which was included in “Accrued Expenses” of the condensed consolidated balance sheet and “Selling, General and Administrative Expenses” of the condensed consolidated statement of income as of that date. On January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. The Company’s former CEO has until March 31, 2008 to exercise his vested options. None of these three individuals currently may exercise these options without the consent of the SLC. The Company may incur charges in the future related to claims that may be made by these individuals which may be material.
Other Litigation
On or about January 25, 2007, Qun Yang, a former contractor with the Company, filed a lawsuit against the Company, Trident Digital Media (“TDM”), and two former Company employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al. Case No. 107CV-078889. In her lawsuit, Ms. Yang alleged that she was an employee of the Company, and that during her employment with the Company she was subject to a number of unlawful actions. The Company and the other defendants in this action settled the litigation in January 2008. The Company recorded a liability associated with this settlement in the quarter ending December 31, 2007, because the liability was probable and the amount of the settlement was estimable at that time.
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
7. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of December 31, 2007, the Company had four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2005 Stock Option Plan (the “2005 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase the Company’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All equity incentive plans have been approved by stockholders except the 1996 Plan.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
In 2003, Trident’s subsidiary in Taiwan adopted a 2003 Employee Option Plan (“TTI’s 2003 Employee Option Plan”), which provides for the grant of options to purchase TTI common stock to officers, employees and consultants. Upon the completion of the acquisition of the minority equity interest in TTI on March 31, 2005, the Company adopted the 2005 Plan, which constitutes an assumption and renaming of TTI’s 2003 Employee Option Plan. The maximum number of shares issuable over the term of the 2005 Plan was limited to 5,867,800 shares. Stock options granted under the 2005 Plan expire no later than ten years from the grant date. Options granted under the 2005 Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further awards may be made under the 2005 Plan.
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
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three and six months ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense all stock options using the straight-line method, which was previously used for its pro forma information required under SFAS 123.
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model except the performance-based restricted stock award granted under the 2006 Plan during the second quarter of fiscal 2008, which the Company elected to use a Monte Carlo valuation methodology to value the award. The stock-based compensation for the performance-based restricted stock award is attributed using an accelerated method.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
For the three and six months ended December 31, 2007 and 2006, the fair value of options issued pursuant to the Company’s employee incentive plans was estimated at the grant date using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Employee Incentive Plans	2007	2006	2007	2006
Expected term (in years)	4.25	4.25	4.25	4.25
Expected volatility	64.23%	62.58%	48.22%	64.63%
Risk-free interest rate	3.94%	4.72%	4.40%	4.63%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$3.92	$12.25	$5.99	$10.31
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and six months ended December 31, 2007 and 2006, the Company adjusted stock-based compensation expense based on its actual forfeitures.
The following table summarizes Trident’s stock-based award activities for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Cost of revenues	$50	$135	$201	$236
Research and development	3,597	2,243	7,651	4,420
Selling, general and administrative	4,756	1,124	10,994	2,445

Total stock-based compensation expense	$8,403	$3,502	$18,846	$7,101

During the three and six months ended December 31, 2007, total stock-based compensation expense recognized in income before taxes was $8.4 million and $18.8 million, respectively, and there was no related recognized tax benefit. During the three and six months ended December 31, 2006 total stock-based compensation expense recognized in income before taxes was $3.5 million and 7.1 million, respectively, and there was no related recognized tax benefit. Among the $4.8 million and $11 million selling, general and administrative expenses for the three and six months ended December 31, 2007, $3.7 million was related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed in the section “Special Litigation Committee” of Note 6 above. Total unrecognized compensation cost of options granted but not yet vested as of December 31, 2007 was $30.5 million, which is expected to be recognized over the weighted average period of 2.48 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Stock Options
The following table summarizes Trident’s stock option activities:

		Options Outstanding
				Weighted
				Average
				Remaining
			Weighted	Contractual	Aggregate
	Shares Available	Number of	Average Exercise	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Price	Years)	Value
Balance at June 30, 2007	3,584	9,802	$6.82
Plan shares expired	(378)	—	—
Granted	(1,359)	1,359	12.78
Exercised	—	(2,026)	2.26
Cancelled, forfeited or expired	533	(533)	9.99
Restricted stocks granted (1)	(936)	—	—
Restricted stocks cancelled (1)	19	—	—

Balance at December 31, 2007	1,463	8,602	$8.63	7.3	$20,648

Vested and expected to vest at December 31, 2007		8,333	$8.48	7.2	$20,452

Exercisable at December 31, 2007		4,238	$4.24	5.9	$16,298

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $6.56 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options for the three and six months ended December 31, 2007.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Company’s restricted stock awards (RSAs) and restricted stock units (RSUs) for the six months ended December 31, 2007.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2007	275	$19.98
Granted	678	13.92
Vested	(13)	15.10
Forfeited	(14)	15.13

Restricted stock balance at December 31, 2007	926	$15.68

Both RSAs and RSUs typically vest over a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above included 110,000 shares of performance-based RSA granted under the 2006 Plan during the six months ended December 31, 2007. The award was issued to a senior executive of Trident on October 23, 2007. The award will be vested in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. In addition, the senior executive needs to be employed with the Company as of each anniversary date in order for vesting to occur.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the three months ended December 31, 2007, no performance-based RSA was vested.
As of December 31, 2007, there was $12.4 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.6 years.
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
However, the Special Litigation Committee of the Board of Directors (“SLC”) decided that it was in the best interests of the Company’s stockholders not to allow the remaining two individuals, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. As a result, the Company recorded incremental stock-based compensation expense totaling approximately $4.9 million during the three month period ended September 30, 2007.
During the three months ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. As of December 31, 2007, the Company’s former CEO and two former non-employee directors have had until March 31, 2008 to exercise their vested options. Because the stock price as of December 31, 2007 was lower than the desired exercise price for the options of these three individuals, the Company recorded a contingent liability totaling $3.7 million as of December 31, 2007, which was included in the “Accrued Expenses” of the condensed consolidated balance sheet and “Selling, General and Administrative Expenses” of the condensed consolidated income statement as of that date. On January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. The Company’s former CEO has until March 31, 2008 to exercise his vested options. None of these three individuals currently may exercise these options without the consent of the SLC.
8. INCOME TAXES
The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not recognize any material additional liability as a result of the implementation of FIN 48. As of July 1, 2007, the Company had total gross unrecognized tax benefits of $40.7 million, that if recognized, would reduce the Company’s effective tax rate in future periods. Of the total gross unrecognized tax benefits, $21.4 million was included in the income taxes payable and approximately $19.3 million could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.
Historically, the Company classified the liability for unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified $21.4 million of its liability for unrecognized tax benefits from current to long-term income taxes payable because payment of cash is not anticipated within one year of the balance sheet date. As of December 31, 2007, the balance of the liability for unrecognized tax benefits is $21.9 million.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Upon adoption of FIN 48, the Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes. As of December 31, 2007, the Company accrued $60,000 for such interest and penalties.
The Company has substantially concluded all U.S. federal and material state income tax matters for years through the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 2000. Substantially all material foreign income tax matters have been concluded through calendar year 2001. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.
9. COMPREHENSIVE INCOME
Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of December 31, 2007 and June 30, 2007, the components of accumulated other comprehensive income related to accumulated unrealized gain and (loss), net of tax, totaling $(1.9) million and $3.6 million, respectively, on the Company’s investments. During the three months ended December 31, 2007 and 2006, the Company recorded unrealized gain and (loss) on investments, net of tax, totaling $(4.9) million and $3.1 million, respectively. During the six months ended December 31, 2007 and 2006, the Company recorded unrealized gain and (loss) on investments, net of tax, totaling $ (5.5) million and $1.4 million, respectively.
10. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net income	$7,250	$7,229	$17,309	$17,742

Shares used in computing net income per share — Basic	59,269	57,748	58,617	57,527
Dilutive potential common shares	3,478	5,753	4,307	5,789

Shares used in computing net income per share - Diluted	62,747	63,501	62,924	63,316

Net income per share — Basic	$0.12	$0.13	$0.30	$0.31

Net income per share — Diluted	$0.12	$0.11	$0.28	$0.28

Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. Dilutive potential common shares to purchase 5,112,000 shares and 609,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended December 31, 2007 and December 31, 2006, respectively, because these stock options, restricted stock awards and restricted stock units were anti-dilutive. Dilutive potential common shares to purchase 4,535,000 shares and 576,000 shares were excluded from the computation of diluted weighted average shares outstanding during the six months ended December 31, 2007 and December 31, 2006, respectively, because these stock options, restricted stock awards and restricted stock units were anti-dilutive. In addition, 84,000 and 42,000 weighted average shares of restricted performance stock were excluded from the dilutive and anti-dilutive potential common shares for the three and six months ended December 31, 2007, because the issuance of those shares is contingent upon the satisfaction of certain conditions which have not been met as of December 31, 2007.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
11. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment: digital media. The digital media business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television, and digital set-top boxes.
Revenues by region are classified based on the locations of the customer’s principal offices even though our customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006
Revenues:
South Korea	$26,305	$22,139	$59,650	$50,140
Japan	24,509	27,910	49,331	51,102
Europe	14,605	4,814	33,244	8,722
China	5,478	10,780	11,082	22,874
Taiwan	4,012	2,575	9,634	6,538
Rest of world	75	42	217	247

Total revenues	$74,984	$68,260	$163,158	$139,623

Major Customers
The following table shows the percentage of the Company’s revenues for the three and six months ended December 31, 2007 and December 31, 2006, respectively, that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Revenues:	2007	2006	2007	2006
Customer A	34%	30%	35%	35%
Customer B	27%	30%	23%	27%
Customer C	17%	10%	19%	—
The Company had a high concentration of accounts receivable with two customers and they accounted for more than 90% of the total gross accounts receivable. As of December 31, 2007, Customer A and two contract manufacturers (in aggregate) of Customer C accounted for 48% and 43%, respectively, of total gross accounts receivable.
12. SUBSEQUENT EVENTS
On December 17, 2007, John S. Edmunds, the Company’s former Chief Financial Officer tendered his resignation, which became effective on January 11, 2008. Peter J. Mangan was appointed by the Company, effective January 11, 2008, to be its Vice President, Finance and Interim Chief Financial Officer.
On January 24, 2008, the Board of Directors of the Company adopted a resolution setting the number of members of the Board of Directors at seven. Mr. David Courtney was elected to fill the vacancy created by the expansion of the size of the Board of Directors and was simultaneously appointed to the Audit Committee and the Strategy Committee of the Board of Directors.

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
Overview
We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes. Our system-on-chip (“SoC”) semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images.  Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products.  Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers.
We sell our products primarily to digital television original equipment manufacturers in China, South Korea, Taiwan, Japan, and Europe. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers.  For the three and six months ended December 31, 2007, our top three customers accounted for 78% and 77%, respectively, of our total revenues.  For the three and six months ended December 31, 2007, sales to three customers, Midoriya (a distributor supplying to Sony), Philips, and Samsung, each accounted for more than 10% of total revenues. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing digitally processed televisions, or DPTV, market and related areas. Since September 1, 2006, we have conducted this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd., or TMFE, located in the Cayman Islands, with research and development services relating to existing projects and certain new projects, conducted by both Trident Microsystems, Inc. and its subsidiary, TMT, located in Shanghai, China. Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd., or TML, located in Taiwan and other affiliates. TTI, which was 99.9% owned by Trident at December 31, 2007, is in the process of being dissolved.
References to “we,” “our,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and its subsidiaries, including TMT, TML, TTI and TMFE.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, investments, allowance for sales returns, inventories, intangible assets, product warranty, income taxes and litigation and other loss contingencies. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates could be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Form 10-K for fiscal 2007. Other than the “Income Taxes” policy, there have been no material changes in any of our critical accounting policies since June 30, 2007.
Income Taxes
We adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, and related guidance on July 1, 2007. See Note 8 – “Income Taxes” to our condensed consolidated financial statements above. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, income, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period.
We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will not ultimately realize a substantial majority of the deferred tax assets recorded on our condensed consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would decrease in the period in which we determined that the realization is probable.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances, and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

Results of Operations
Financial Data for the Three and Six Months Ended December 31, 2007 Compared to the Three and Six Months Ended December 31, 2006.
Revenues

	Three Months Ended			Six Months Ended December
(Dollars in millions)	December 31,			31,
			Percent			Percent
Revenues by region (1)	2007	2006	Change	2007	2006	Change
South Korea	$26.3	$22.1	19%	$59.7	$50.1	19%
Japan	24.5	27.9	(12%)	49.3	51.1	(4%)
Europe	14.6	4.8	204%	33.2	8.7	282%
China	5.5	10.8	(49%)	11.1	22.9	(52%)
Taiwan	4.0	2.6	54%	9.6	6.5	48%
Rest of world	0.1	0.1	0%	0.3	0.3	0%

Total revenues	$75.0	$68.3	10%	$163.2	$139.6	17%

(1)	Revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.
Digital media product revenues represented substantially all of our total revenues for the three and six months ended December 31, 2007 and 2006. The increase in revenues for the three and six months ended December 31, 2007 from three and six months ended December 31, 2006 was primarily attributed to continued success of our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of our products increased by approximately 31.2% in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 and increased by approximately 40.1% in the six months ended December 31, 2007 compared to the six months ended December 31, 2006. However, as is typical with consumer electronics markets, blended average selling prices decreased by approximately 16.3% and 16.6% over the same time period. For the three months ended December 31, 2007 and December 31, 2006, three customers each accounted for more than 10% of revenues. For the six months ended December 31, 2007, three customers accounted for more than 10% of revenues while two customers accounted for more than 10% of revenue in December 31, 2006. For the three months ended December 31, 2007 and 2006, approximately 44% and 57%, respectively, of our total product revenues were generated through distributors and the remaining 56% and 43%, respectively, were generated through independent sales representatives. For the six months ended December 31, 2007 and 2006, approximately 43% and 54%, respectively, of our total product revenues were generated through distributors and the remaining 57% and 46%, respectively, were generated through independent sales representatives.
Revenues from customers in South Korea, Japan and Europe, accounted for 35%, 33%, and 19%, respectively, of our total revenues for the three months ended December 31, 2007. Revenues from customers in South Korea, Japan and Europe, accounted for 37%, 30%, and 20%, respectively, of our total revenues for the six months ended December 31, 2007. Regionally, South Korea and Japan were our two largest regions for the each of the three and six months ended December 31, 2007 and 2006. Europe was the third largest region and revenues from Europe increased significantly for the three months and six months ended December 31, 2007 compared to the same periods, primarily due to the sales volume ramp up of SVP-CX products to a major OEM customer in 2007. Revenues increased in South Korea and Taiwan for the three and six months ended December 31, 2007 compared to the three and six months ended December 31, 2006, primarily due to the continued demand of our standalone image process controllers largely in the digitally processed television markets. Revenues in Japan and China decreased in the three and six months ended December 31, 2007 compared to the same periods in 2006, principally due to increased price competition. We expect customers located in Asia and Europe will continue to account for a significant portion of our total revenues in future periods of fiscal 2008.
Gross Margin

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Gross profit	$36.4	$34.6	5%	$79.5	$69.9	14%
Gross margin	48.5%	50.7%		48.7%	50.1%
Gross margin for the three months ended December 31, 2007 decreased 2.2 percentage points compared to the three months ended December 31, 2006 primarily due to (i) a decrease in sales of previously fully reserved products of $1.7 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 and (ii) decreased revenues and average selling prices from a previous generation product that had a higher gross margin.

Gross margin for the six months ended December 31, 2007 decreased 1.4 percentage points compared to the six months ended December 31, 2006 primarily due to (i) a $0.7 million increase in charges to inventory reserves for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 and (ii) decreased revenues and average selling prices from a previous generation product that had a higher gross margin.
During the three months and six months ended December 31, 2007, revenues from the sale of previously reserved products were $0.9 million and $2.6 million or 1.2% and 1.6% of total revenues as compared to $2.6 million and $2.7 million, respectively, or 3.8% and 2.0% of revenues for the three and six months ended December 31, 2006. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three and six months ended December 31, 2007 of approximately $0.9 million and $1.1 million, respectively, as compared to approximately $0.2 million and $0.4 million for the same respective three and six month periods of the previous year.
The net impact on gross profit of the above transactions is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in millions)	2007	2006	2007	2006
Charge to inventory reserves	$0.9	$0.2	$1.1	$0.4
Sale of previously reserved products	(0.9)	(2.6)	(2.6)	(2.7)

Net impact on gross profit	$—	$(2.4)	$(1.5)	$(2.3)

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
We believe that the prices and gross margins of our products will continue to decline over time as competition increases and new and more advanced products are introduced by our competitors. We expect average selling prices of existing products to continue to decline, although the blended average selling prices of our entire product line may remain relatively constant. Our strategy is to maintain and optimize gross margins by (i) managing average selling price erosion in pricing negotiations with customers, (ii) developing new and more advanced products that can add relative value to the selling price, (iii) reducing manufacturing costs by improving production yields, (iv) aggressively developing more cost effective products and (v) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins. In addition, the overall gross margins of our products in the future could be significantly lower as we transition from standalone image process controllers to SoC solutions.
Research and Development

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Research and development	$12.6	$11.0	15%	$26.5	$20.4	30%
As a percentage of total revenues	17%	16%		16%	15%
Research and development expenses consist primarily of personnel-related expenses including stock-based compensation and engineering costs related principally to the design of our new products. The increase in research and development expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, resulted primarily from (i) a $1.4 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R) and (ii) a $0.6 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, offset by a $0.7 million decrease in engineering expenses related to new product development.

The increase in research and development expenses for the six months ended December 31, 2007 compared to the six months ended December 31, 2006, resulted primarily from (i) a $3.2 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R) and (ii) a $2.3 million increase in salary and payroll-related expenses associated with the hiring of additional personnel.
We are currently planning to continue development of the next generation DPTV products as well as other advanced products for the digital media markets. We expect research and development expenses to continue to increase due to new product introductions and increased staffing of our China-based research and development centers.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$14.0	$12.9	9%	$31.3	$25.5	23%
As a percentage of total revenues	19%	19%		19%	18%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional expenses. The increase in selling, general and administrative expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, resulted primarily from (i) an additional $3.7 million in stock-based compensation expense recorded, which was related to the contingent liabilities associated with vested options of certain terminated employees, (ii) a $0.4 million increase in payroll-related expenses associated with the hiring of additional personnel, partially offset by (iii) a $0.9 million decrease in bonus due to annual bonus accruals being aligned with current projections for fiscal 2008 and (iv) a $2.1 million decrease in professional fees. The professional fees related to the cost of the investigation into our historical stock option grant practices were $2.9 million for the three months ended December 31, 2007 compared to $5.7 million for the three months ended December 31, 2006.
The increase in selling, general and administrative expenses for the six months ended December 31, 2007 compared to the six months ended December 31, 2006, resulted primarily from (i) an additional $8.5 million in stock-based compensation expense primarily related to the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees, (ii) a $0.5 million increase in payroll-related expenses associated with the hiring of additional personnel, (iii) a $0.4 million increase in sales commission due to the increase in revenues for the six months ended December 31, 2007 compared to the six months ended December 31, 2006, partially offset by (iv) a $1.1 million decrease in bonus due to annual bonus accruals being aligned with current projections for fiscal 2008 and (v) a $2.7 million decrease in professional fees. The professional fees related to the cost of the investigation into our historical stock option grant practices were $6.7 million for the six months ended December 31, 2007 compared to $9.9 million for the six months ended December 31, 2006. The increase in selling, general and administrative expenses as a percentage of revenues is primarily attributable to increases in our stock based compensation expenses.
Interest Income

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Interest income	$1.7	$1.2	42%	$3.2	$2.3	39%
As a percentage of total revenues	2%	2%		2%	2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposits, and high-grade corporate securities. The increase in interest income for the three and six months ended December 31, 2007 was attributable to an increase in cash on hand from $138 million as of December 31, 2006 to $185 million as of December 31, 2007, partially offset by a slightly decrease in interest rates during the three and six months ended December 31, 2007 compared to the three and six months ended December 31, 2006.

Other Income, Net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Other income, net	$0.7	$0.1	600%	$2.9	$1.3	123%
As a percentage of total revenues	1%	0%		2%	1%
Other income, net primarily represented dividend income received from our investments and the foreign currency remeasurement gain or loss. The increase in other income, net for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, was primarily attributable to a $0.8 million increase in capital gain received from the sale of available-for-sale investments. The increase in other income, net for the six months ended December 31, 2007 compared to the six months ended December 31, 2006, was primarily attributable to (i) a $0.8 million increase in dividend income received from UMC and a $0.8 million increase in capital gain received from the sale of available-for-sale investments.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006	Change	2007	2006	Change
Effective income tax rate	40%	40%	0%	38%	35%	3%
Provision for income taxes of $4.9 million was recorded for the three months ended December 31, 2007 compared to $4.8 million for the three months ended December 31, 2006.  The effective income tax rate in the three months ended December 31, 2007 is consistent with that in the three months ended December 31, 2006.  Provision for income taxes of $10.5 million was recorded for the six months ended December 31, 2007 compared to $9.7 million for the six months ended December 31, 2006. The effective income tax rate in the six months ended December 31, 2007 increased by three percentage points, primarily attributable to (i) an increase in profits generated from operations in foreign jurisdictions where we are subject to tax and (ii) an increase in charges for withholding tax paid on cash dividends received from foreign jurisdictions.
Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Percent			Percent
(Dollars in thousands)	2007	2006	Change	2007	2006	Change
Cumulative Effect of Change in Accounting Principle	$—	$—	—	$—	$(190)	(100%)
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

Liquidity and Capital Resources
Our financial condition remains strong. Cash and cash equivalents and short-term investments at the end of each period were as follows:

	December 31,	June 30,
(In millions)	2007	2007
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$185.5	$147.6
Short-term investments	37.0	51.7

Total	$222.5	$199.3

Our primary cash inflows and outflows for the six months ended December 31, 2007 and 2006 were as follows:

	Six Months Ended
	December 31,	December 31,
(In millions)	2007	2006
Net cash flow provided by (used in):
Operating activities	$29.8	$37.4
Investing activities	3.2	(4.5)
Financing activities	5.0	1.6

Net increase in cash and cash equivalents	$38.0	$34.5

Cash Flows from Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in current assets and liabilities. For the six months ended December 31, 2007 compared to the six months ended December 31, 2006, cash provided by operating activities decreased by $7.6 million. This decrease was primarily due to a $12 million decrease in accrued expenses, a higher decrease in accounts payable and a higher increase in accounts receivable, largely offset by a non-cash adjustment on net income that resulted from stock-based compensation expenses. The six month periods ended December 31, 2007 and 2006 included stock-based compensation expenses of approximately $15.1 million and $7.1 million, respectively.
On our consolidated balance sheet as of December 31, 2007, accounts payable decreased due to decreased manufacturing activities and inventory in general and timing of payments. Accrued expenses significantly decreased primarily due to payment of professional fees relating to the completion of our investigation into our historical stock option grant practices and related accounting. Accounts receivable increased primarily due to a higher volume of sales during the latter half of the quarter ended December 31, 2007, compared to the quarter ended June 30, 2007.
Cash Flows from Investing Activities
Cash flows from investing activities consists primarily of transactions related to our available-for-sale investments, capital expenditures, purchase of intellectual property and purchase of stock of privately-held companies. The increase in net cash provided by investing activities in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 was primarily attributable to (i) $7.8 million increase in cash proceeds from the UMC capital reduction, (ii) $1.3 million increase in cash from the sale of available-for-sale investments, partially offset by (iii) an additional $1.8 million of intellectual property and software licenses acquired and (iv) $0.3 million more cash paid for purchases of property and equipment in the six months ended December 31, 2007.
Cash Flows from Financing Activities
Financing cash flows consist of proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The higher cash provided by financial activities in the six months ended December 31, 2007 compared to December 31, 2006 was due to the approximately $3.8 million increase in cash proceeds from issuance of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007, offset by $0.5 million decrease in excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).

Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We consider transactions, if necessary, to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions. We believe our current reserves are adequate.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2007 (in millions):

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$0.8	$1.4	$0.3	$—	$2.5
Purchase obligations (2)	16.3	0.2	—	—	16.5

Total	$17.1	$1.6	$0.3	$—	$19.0

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of December 31, 2007.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
As discussed in Note 8 – Income Taxes in the Notes to Condensed Consolidated Financial Statements, effective July 1, 2007, we adopted the provisions of FIN 48.  The adoption of FIN 48 did not have a cumulative impact on the beginning balance of retained earnings.  Each year the liability for unrecognized tax benefits balance is adjusted, if applicable, for income tax statues of the taxing jurisdictions within which we conduct business.  We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for the recorded liabilities; therefore, our FIN 48 liabilities are not included in the above table.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.

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
Special Litigation Committee
On September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of its periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under its 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three months ended December 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. As of December 31, 2007, our former CEO and two former non-employee directors had until March 31, 2008 to exercise their vested options. Because the stock price as of December 31, 2007 was lower than the desired exercise price for the options of these three individuals, we recorded a contingent liability totaling $3.7 million as of December 31, 2007, which was included in “Accrued Expenses” of the condensed consolidated balance sheet and “Selling, General and Administrative Expenses” of the condensed income statement as of that date. On January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. Our former CEO currently has until March 31, 2008 to exercise his vested options. None of these three individuals currently may exercise these options without the consent of the SLC. We may incur charges in the future related to claims that may be made by these individuals which may be material.
Other Litigation
On or about January 25, 2007, Qun Yang, our former contractor us, filed a lawsuit against us, Trident Digital Media (“TDM”), and two of our former employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al. Case No. 107CV-078889.  In her lawsuit, Ms. Yang alleged that she was our employee, and that during her employment with us, she was subject to a number of unlawful actions. We and the other defendants in this action settled the litigation in January 2008. We recorded a liability associated with this settlement in the quarter ending December 31, 2007, because the liability was probable and the amount of the settlement was estimable at that time.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of the provisions of SFAS No. 157 to have a material effect on our condensed consolidated financial condition, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of the provisions of SFAS No. 159 to have a material effect on our condensed consolidated financial condition, results of operations and cash flows.
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective for us in the first quarter of fiscal 2009. We are evaluating the impact of the provisions of this interpretation on our condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date.  It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for us in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS 141R may have on our condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in our consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than ours in the consolidated financial statements within the equity section but separate from our equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in the first quarter of our fiscal 2010. We are currently evaluating the impact SFAS 160 may have on our condensed consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, and Japan. The functional currency of all our operations is the U.S. dollar. However, a portion of our cash and short-term investments, including investments in UMC are denominated in foreign currencies and could be subject to foreign currency exchange rate risk. Although some expenses are incurred in local currencies by our Taiwan and China operations, substantially all of our transactions are made in U.S. dollars. Therefore, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds, time certificate of deposits and other highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2007, we have approximately $185.5 million in cash and cash equivalent, of which $70 million are cash equivalents, which mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in foreign and domestic technology companies and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which these companies participate. As of December 31, 2007, we had available-for-sale equity investments with a fair market value of $37 million. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, credit crunch, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of December 31, 2007, the balance of our long-term equity investments in privately-held companies was approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our management concluded that our disclosure controls and procedures were not effective, as of December 31, 2007, at the reasonable assurance level.
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As a result of the material weaknesses in our internal control over financial reporting identified by our management in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“Fiscal 2007 10-K”), which material weaknesses still existed as of December 31, 2007, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2007. Notwithstanding the continuation of these material weaknesses, however, our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
During the quarter ended December 31, 2007, no changes in our internal control over financial reporting were made that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting
We intend to continue our remediation of the material weaknesses disclosed in our Fiscal 2007 10-K. For example, we will continue to provide training to managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. We will also continue to provide ethics training to our employees, including additional education concerning our code of conduct and other related policies.
Additionally, management is investing in ongoing efforts to continuously improve our internal control over financial reporting and has committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls. As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions, noted above, toward remediation of the material weakness.
We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the material weaknesses identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management deems appropriate. As of the Evaluation Date, the design and testing of the effectiveness of our remediation efforts has not been completed.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused US to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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
Special Litigation Committee
On September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of its periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under its 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three months ended December 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. As of December 31, 2007, our former CEO and two former non-employee directors had until March 31, 2008 to exercise their vested options. Because the stock price as of December 31, 2007 was lower than the desired exercise price for the options of these three individuals, we recorded a contingent liability totaling $3.7 million as of December 31, 2007, which was included in “Accrued Expenses” of the condensed consolidated balance sheet and “Selling, General and Administrative Expenses” of the condensed income statement as of that date. On January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. Our former CEO currently has until March 31, 2008 to exercise his vested options. None of these three individuals currently may exercise these options without the consent of the SLC. We may incur charges in the future related to claims that may be made by these individuals which may be material.

Other Litigation
On or about January 25, 2007, Qun Yang, our former contractor, filed a lawsuit against us, Trident Digital Media (“TDM”), and two of our former employees in Santa Clara County Superior Court, Yang v. Trident Microsystems, Inc. et al. Case No. 107CV-078889. In her lawsuit, Ms. Yang alleged that she was our employee, and that during her employment with us, she was subject to a number of unlawful actions. We and the other defendants in this action settled the litigation in January 2008. We recorded a liability associated with this settlement in the quarter ending December 31, 2007, because the liability was probable and the amount of the settlement was estimable at that time.
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
The Department of Justice is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the SEC on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
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
The operation of our business could be adversely affected by the transition of key personnel as we rebuild our executive leadership team and make additional organizational changes.
We have experienced certain departures of key personnel, including our former Chief Executive Officer, in connection with the investigation into our historical stock option grant practices and related issues. Two of our directors also resigned as a result of potential conflicts of interest identified during the stock option investigation. Our new Chief Executive Officer did not join us until October 2007 and has begun to make organizational changes including making changes to our management team. Our former Chief Financial Officer terminated his employment with us in January 2008, and we hired an Interim Chief Financial Officer who began in January 2008. Additionally, in January 2008 we appointed a new Vice President, Human Resources. We appointed a new member of our Board of Directors in January 2008, and continue to search for additional persons to serve on our Board of Directors. Previously, in fiscal 2007, we retained two individuals as a General Counsel and a Chief Accounting Officer and elected two additional independent directors to our Board of Directors. We may add additional senior executives in the future. It is important to our success that our Chief Executive Officer promptly builds an effective management team and global organization. Accordingly, the majority of our senior management team has been employed by us for less than one year, and it may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
Intense competition exists in the market for digital media products.
We plan to continue developing the next generation of DPTV and HiDTV, as well as other advanced products for digital TV and digital STB for the digital media market. We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Toshiba, NXP Semiconductors, Micronas AG, Pixelworks, Inc., Advanced Micro Devices, Inc. (formerly ATI Technologies Inc.), Zoran Corporation, ST Microelectronics, Morningstar, and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than do we Therefore, we expect to devote significant resources to the DPTV and HiDTV market even though competitors are substantially more experienced than we are in this market.
The level and intensity of competition has increased over the past year and we expect competition to continue to increase in the future. Competitive pricing pressures have resulted in reductions in average selling prices of our existing products, and continued or increased competition could require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins. If we are unable to timely and cost-effectively integrate more functionality onto single chip designs to help our customers reduce costs, we may lose market share, our revenues may decline and our gross margins may decrease significantly.

The average selling prices of our products may decline over relatively short periods.
Average selling prices for our products may decline over relatively short time periods, while many of our costs are fixed. On average, we have experienced average selling price declines over the course of 12 months of anywhere from approximately 10-20% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products with improved gross margins, which we may not be able to do, or do on a timely basis.
Our success depends upon the digital media market and we must continue to develop new products and to enhance our existing products.
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of original equipment manufacturers of televisions. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales could decrease. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.
We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to Asian customers, primarily in Japan, South Korea, China and Taiwan, accounted for 80% of our revenues for the three months ended December 31, 2007 compared to 93% for the year-ago period.
For the three months ended December 31, 2007, approximately 78% of our revenues were derived from sales to three customers, Samsung, Philips, and Midoriya (a distributor supplying Sony), and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 34%, Philips accounted for approximately 17%, and Midoriya accounted for approximately 27%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
Accordingly, the loss of or reductions in purchases of our products by any of these customers could cause our revenues to decline during the period and have a material adverse impact on our financial results. We may be unable to replace any such lost revenues by sales to any new customers or increased sales to existing customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may purchase integrated circuits from our competitors;

•	our customers may develop their own solutions; or

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products.
We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three months ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. On January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. Our former CEO currently has until March 31, 2008 to exercise his vested options. None of these three individuals currently may exercise these options without the consent of the SLC. We may incur charges in the future related to claims that may be made by these individuals which may be material.
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
As a result of the Special Committee’s investigation, and as part of our evaluation of the effectiveness of our internal control over financial reporting and of our disclosure controls and procedures as of June 30, 2007, we concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the fiscal year ended June 30, 2007.
Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in reporting or controls can occur because of simple error or mistakes, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.
Currently, the majority of our sales through distributors are made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, the distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involves the distributor taking inventory positions and reselling to multiple customers. In our distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. These distributor relationships reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products.
In the past, the semiconductor industry has experienced significant downturns and wide fluctuations in supply and demand. The semiconductor industry has also experienced fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. These cycles have resulted in significant variations and fluctuations in product demand and production capacity. We may experience periodic fluctuations in our future financial results due to similar changes and fluctuations in industry-wide conditions and the semiconductor industry in general.
The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
The issues surrounding our historical stock option grant practices are complex. We did not pre-clear our filings with the SEC during August 2007 and September 2007, and if the SEC determined to review our filings, there can be no assurance that we will not be required to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the restatements included therein. In addition to the cost and time to amend financial reports, such amendments may be adversely received by investors resulting in a decline in our common stock price.
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
Our future success depends on manufacturers of consumer televisions and other digital media products designing our products into their products. To achieve design wins, we must define and deliver cost-effective, innovative and high performance integrated circuits on a timely basis, before our competitors do so. Once a supplier’s products have been designed into a system, the manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Once a particular supplier’s product is selected, the manufacturer generally relies upon this component. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

•	new product introductions by our competitors;

•	uncertain demand in the digital media markets in which we have limited experience;

•	fluctuations in demand for our products, including seasonality;

•	our ability to achieve required cost reductions;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	seasonality, particularly in the third quarter of each fiscal year (March quarter), due to the extended holidays relating to the Chinese New Year;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	delayed new product introductions;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in Asia; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.
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
Our reliance upon one independent foundry could make it difficult to maintain product flow and affect our sales.
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

We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one third-party foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and the foundry is not obligated to manufacture our products on a long-term fixed-price basis, so it is not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our contract manufacturer. Our contract manufacturer could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundry to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundry increases the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at the foundry or assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply. In addition, to the extent we elect to use multiple sources for certain products, customers may be required to qualify multiple sources, which could adversely affect the customers’ desire to design-in our products.
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
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, in the days following the announcement of our financial earnings for the first quarter of fiscal 2008, the price of our common stock declined by more than 40%. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
We currently rely on certain international customers for a substantial portion of our revenue and are subject to risks inherent in conducting business outside of the United States.
As a result of our focus on digital media products, we expect to be primarily dependent on international sales and operations, particularly in South Korea, Japan, Europe, Taiwan, and China, which are expected to continue to constitute a significant portion of our sales in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:
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
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Our Chief Executive Officer did not join us until October 2007 and has limited experience working with our senior management team. Our Chief Financial Officer departed in January 2008, and we appointed an Interim Chief Financial Officer in January 2008. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in Shanghai, China; Taipei, Taiwan; and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Stockholders’ meeting held on November 20, 2007, the following proposals were adopted by the margins indicated:
Proposal 1: To elect two (2) Class II directors to hold office for a two-year term ending at our Annual Meeting to be held in 2009 and until their respective successors are elected and qualified

Name	For	Withheld
Millard Phelps	49,191,590	2,378,185
Brian R. Bachman	50,377,614	1,192,161
Proposal 2: To elect two (2) Class III directors to hold office for a three-year term ending at our Annual Meeting to be held in 2010 and until their respective successors are elected and qualified

Name	For	Withheld
Glen M. Antle	26,938,143	24,631,632
Sylvia D. Summers	50,039,357	1,530,418
Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008

	Shares	Percent
For approval	50,552,848	98.03
Against approval	946,843	1.84
Abstained	70,084	0.14
The foregoing matters are described in further detail in our definitive proxy statement dated October 19, 2007 for the Annual Meeting of Stockholders held on November 20, 2007.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance. (7)

10.26(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources (7)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13a — 14(a) Certification of Chief Executive Officer. (8)

32.1	Section 1350 Certification of Chief Executive Officer. (8)

32.2	Section 1350 Certification of Chief Executive Officer. (8)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith. Subsequent to Mr. Mangan’s acceptance of the Company’s offer of employment, he was appointed as its Interim Chief Financial Officer.

(8)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: February 8, 2008	By:	/s/ Peter J. Mangan
Peter J. Mangan
Vice President, Finance and Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance. (7)

10.26(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources (7)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13a — 14(a) Certification of Chief Executive Officer. (8)

32.1	Section 1350 Certification of Chief Executive Officer. (8)

32.2	Section 1350 Certification of Chief Executive Officer. (8)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith. Subsequent to Mr. Mangan’s acceptance of the Company’s offer of employment, he was appointed as its Interim Chief Financial Officer.

(8)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.