Form 10-Q
period 2008-03-31
TRIDENT MICROSYSTEMS INC
filed 2008-05-09
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,998,848 shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2008.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues	$55,284	$60,579	$218,442	$200,202
Cost of revenues	29,105	30,993	112,742	100,671

Gross profit	26,179	29,586	105,700	99,531

Operating expenses:
Research and development	15,274	11,283	41,819	31,659
Selling, general and administrative	7,120	10,866	38,391	36,389

Total operating expenses	22,394	22,149	80,210	68,048

Income from operations	3,785	7,437	25,490	31,483
Interest income	1,617	1,241	4,817	3,562
Other income (expense), net	(2,413)	418	466	1,690

Income before provision for income taxes and cumulative effect of change in accounting principle	2,989	9,096	30,773	36,735
Provision for income taxes	3,216	3,481	13,691	13,188

Income (loss) before cumulative effect of change in accounting principle	(227)	5,615	17,082	23,547
Cumulative effect of change in accounting principle, net of tax	—	—	—	(190)

Net income (loss)	$(227)	$5,615	$17,082	$23,357

Net income (loss) per share — Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.00)	$0.10	$0.29	$0.41
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) per share — Basic	$(0.00)	$0.10	$0.29	$0.41

Net income (loss) per share — Diluted:
Income before cumulative effect of change in accounting principle	$(0.00)	$0.09	$0.27	$0.37
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) per share — Diluted	$(0.00)	$0.09	$0.27	$0.37

Shares used in computing net income (loss) per share — Basic	59,369	57,748	59,025	57,599

Shares used in computing net income (loss) per share — Diluted	59,369	63,440	62,719	63,346

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
(In thousands, except par values)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$200,316	$147,562
Investments	36,117	51,744
Accounts receivable, net of allowance for sales returns of $660 at March 31, 2008 and $1,101 at June 30, 2007	15,144	9,161
Inventories	11,300	16,263
Prepaid expenses and other current assets	16,505	13,668

Total current assets	279,382	238,398
Property and equipment, net	23,086	19,581
Intangible assets, net	9,671	12,845
Goodwill	1,372	—
Other assets	9,000	13,055

Total assets	$322,511	$283,879

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$14,531	$19,313
Accrued expenses	25,742	24,605
Income taxes payable	21,633	36,171

Total current liabilities	61,906	80,089
Long-term income taxes payable	23,602	—
Deferred income tax liabilities	247	1,942

Total liabilities	85,755	82,031

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 60,929 and 57,748 shares issued and outstanding at March 31, 2008 and at June 30, 2007, respectively	61	58
Additional paid-in capital	203,229	179,390
Retained earnings	35,880	18,798
Accumulated other comprehensive income (loss)	(2,414)	3,602

Total stockholders’ equity	236,756	201,848

Total liabilities and stockholders’ equity	$322,511	$283,879

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$17,082	$23,357
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	190
Stock-based compensation expense	19,964	11,140
Excess tax benefits from stock-based compensation	(387)	(855)
Depreciation and amortization	1,794	1,105
Decrease in allowance for sales returns	(441)	(957)
Amortization of intangible assets	4,482	4,691
Gain on sale of investment	(963)	(216)
(Gain) loss on disposal of property and equipment	(11)	18
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,528)	(9,451)
Inventories	4,963	(250)
Prepaid expenses and other current assets	3,614	4,504
Accounts payable	(4,925)	2,587
Accrued expenses	(992)	3,467
Income taxes payable	9,064	6,727

Net cash provided by operating activities	47,716	46,057

Cash flows from investing activities:
Proceeds from capital reduction in investment	7,829	—
Proceeds from sale of investments	1,835	1,228
Purchases of property and equipment	(5,156)	(15,599)
Acquisition of businesses, net of cash acquired	(1,900)	—
Proceeds from sale of property and equipment	103	—
Other assets	(3,194)	—
Purchase of stock of privately held company	—	(500)

Net cash used in investing activities	(483)	(14,871)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	5,134	805
Excess tax benefits from stock-based compensation	387	855
Net cash settlements of stock options in connection with IRC Section 409A	—	(1,526)

Net cash provided by financing activities	5,521	134

Net increase in cash and cash equivalents	52,754	31,320
Cash and cash equivalents at beginning of period	147,562	103,046

Cash and cash equivalents at end of period	$200,316	$134,366

Supplemental non-cash investing and financing activities:
Accrued expenses related to building construction cost	$(202)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes. The Company also designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or digital TV sets.
Since June 2003, the Company has focused its business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. The Company conducts this business primarily through its subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and its subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd. (“TMT”), located in Shanghai, China and Beijing Tiside Electronics Design Co., Ltd. (“Tiside”), a privately held company that TMFE recently acquired in Beijing, China. (See Note 11, “Business Combinations”). Operations and field application engineering support and certain sales activities are conducted through its subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc. (“TTI”), which was 99.9% owned by Trident at March 31, 2008, is in the process of being dissolved.
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
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired.
Acquired intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives acquired from the purchase of the minority interest of Trident’s TTI subsidiary are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The remaining intangible assets with finite lives are amortized over their estimated useful lives of approximately one to four years using the straight-line method.
The Company evaluates goodwill for impairment annually. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on the present value of estimated

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
future cash flows of the reporting units. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, the Company determines deferred income taxes by using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit of deferred tax assets will not be realized.
On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued in June 2006. See Note 8, “Income Taxes,” for a discussion of the impact of FIN 48 in the Company’s condensed consolidated financial statement.
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
Reclassifications
The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, and results of operations or cash flows.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal year 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its condensed consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal year 2009. The Company does not expect its adoption of the provisions of SFAS No. 159 to have a material effect on its condensed consolidated financial position, results of operations and cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF
07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective for the Company in the first quarter of fiscal year 2009. The Company is evaluating the impact of the provisions of this interpretation on its condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 141R may have on its condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 160 may have on its condensed consolidated financial position, results of operations and cash flows.
In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 to have a material effect on its condensed consolidated financial position, results of operations and cash flows.
2. INVESTMENTS
In August 1995, the Company invested $49.3 million in United Integrated Circuits Corporation, which was subsequently acquired by United Microelectronics Corporation (“UMC”) on January 3, 2000. UMC is listed on the Taiwan Stock Exchange. As a result of this merger, the Company received approximately 46.5 million shares of UMC common stock and has subsequently received approximately 44.4 million additional shares as a result of stock dividends, including 0.8 million shares received in September 2006. On August 23, 2007, UMC announced a capital reduction to its shareholders of record on September 30, 2007, which was effectively a reverse stock split and a cash distribution. On October 9, 2007, the Company received the $7.8 million cash distribution. As of March 31, 2008, the Company held approximately 58.3 million shares of UMC common stock, which are treated as available-for-sale securities and are classified as short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Due to a decrease in the fair value of UMC’s stock price, the $35.9 million fair value of the UMC investment as of March 31, 2008 was lower than its adjusted historical cost of the $38.3 million, after the cash distribution on October 9, 2007. The Company believes that there is no impairment on UMC shares after determination that the decrease in the market value is temporary. The Company will continue to monitor the value of this investment in each reporting period.
The total $5.2 million unrealized loss relating to the Company’s investment in UMC, net of the impact of the capital reduction at UMC in equity during the nine month period ended March 31, 2008 was recorded as “accumulated other comprehensive loss” in accordance with SFAS No. 130, Reporting Comprehensive Income. In previous periods, the Company had recognized deferred tax liabilities on the unrealized gain on the UMC investment. However, as the fair value of UMC decreased during the fiscal year 2008, the Company recognized unrealized losses during the three month period ended March 31, 2008 and reversed all the deferred tax liabilities previously recorded related to the investment in UMC.
In November 2005, the Company entered into an investment agreement with Nanovata Design Automation, Inc. (“Nanovata”). In accordance with the investment agreement, the Company invested $0.5 million in Nanovata’s Series A Preferred Stock. Mr. Frank Lin, the Company’s former Chairman and Chief Executive Officer, and Dr. Jung-Herng Chang, the Company’s former President, also made indirect investments in Nanovata’s Series A Preferred Stock. Mr. Lin served as a director on Nanovata’s Board. The combined ownership in Nanovata by the Company, Mr. Lin and Dr. Chang was 13.6% of the total outstanding shares of Nanovata’s common stock. The Company’s investment is accounted for under the cost method. On January 31, 2008, the Company sold the entire $0.5 million investment in Nanovata on the same terms as other holders of Nanovata’s Series A Preferred Stock and received cash proceeds equal to the amount of initial investment.
3. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	March 31,	June 30,
(In thousands)	2008	2007
Inventories:
Work-in-progress	$5,178	$9,416
Finished goods	6,122	6,847

Total inventories	$11,300	$16,263

Property and equipment, net:
Building	$17,661	$—
Machinery, equipment and software	11,090	9,882
Leasehold improvements	1,055	1,044
Furniture and fixtures	1,456	974
Construction in progress	62	15,148

	31,324	27,048
Accumulated depreciation and amortization	(8,238)	(7,467)

Total property and equipment, net	$23,086	$19,581

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	March 31,	June 30,
(In thousands)	2008	2007
Accrued expenses:
Compensation and benefits	$5,065	$6,644
Professional fees	1,568	4,269
Royalties	2,017	2,331
Deferred margin	1,596	1,448
Contingent liabilities (1)	5,753	—
Other	9,743	9,913

Total accrued expenses	$25,742	$24,605

(1)	See Notes 6 and 7, Notes to Condensed Consolidated Financial Statements
4. GOODWILL AND INTANGIBLE ASSETS
The increase in goodwill and intangible assets during the three and nine month periods ended March 31, 2008, compared to the same periods ended March 31, 2007, resulted primarily from the acquisition of Tiside on March 4, 2008. See Note 11, “Business Combinations,” below.
The carrying values of its amortized acquired intangible assets as of March 31, 2008 and June 30, 2007, respectively, are as follows:

	March 31, 2008			June 30, 2007
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed	$24,587	$(16,022)	$8,565	$23,694	$(11,991)	$11,703
technologies Customer relationships	2,521	(1,428)	1,093	2,120	(978)	1,142
Tradename	14	(1)	13	—	—	—

Total	$27,122	$(17,451)	$9,671	$25,814	$(12,969)	$12,845

Amortization of developed technologies is recorded in cost of revenues, while the amortization of other acquired intangible assets is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Reported as:
Cost of revenues	$1,060	$1,484	$4,031	$4,256
Selling, general and administrative	117	167	451	435

Total	$1,177	$1,651	$4,482	$4,691

As of March 31, 2008, the Company estimates the amortization expense of acquired intangible assets for the remaining three months of fiscal year 2008, for each of the full fiscal years 2009, 2010, and 2011 and for the fiscal year 2012 and thereafter, respectively, to be as follows: $1.3 million, $4.0 million, $2.5 million, $1.5 million, and $0.4 million.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The following table reflects the changes in the Company’s accrued product warranty during the three and nine month periods ended March 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Accrued product warranty, at beginning of period	$355	$636	$800	$1,082
Charged to (reversal of) cost of revenues	58	790	(323)	1,017
Actual product warranty expenditures	(18)	(586)	(82)	(1,259)

Accrued product warranty, at end of period	$395	$840	$395	$840

6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2011. At March 31, 2008, future minimum lease payments under these non-cancelable operating leases for the remaining three months of fiscal year 2008 and for each of the full fiscal years 2009, 2010 and 2011, respectively, were as follows: $0.3 million, $0.6 million, $0.5 million, and $0.4 million. Rental expense for the three month period ended March 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively. Rental expense for the nine month period ended March 31, 2008 and 2007 was $1.2 million and $1.7 million, respectively.
Purchase Commitments
At March 31, 2008, the Company had purchase commitments in the amount of $10.5 million that were not included in the condensed consolidated balance sheet at that date. Of this amount, $5.7 million represents commitments by the Company to purchase from UMC, our principal foundry. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers.
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
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation by the Securities and Exchange Commission on the same issues. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ investigations. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business. In addition, the Company’s 401(k) plan and its administration were audited by the Department of Labor.
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7, “Employee Stock Plans,” below, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including the Company’s former CEO, and two former non-employee directors, could exercise certain of their vested options. After the Company became current in the filing of its periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under its 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of the Company’s stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.
During the three month period ended March 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. The Company recorded incremental stock-based compensation expense totaling approximately $0.5 million related to the modification of these two individuals’ option exercise periods during the three month period ended March 31, 2008. For the full nine month period ended March 31, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above.
On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. Because Trident’s stock price as of March 31, 2008 was lower than the prices at which each of the former CEO and the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company has recorded a contingent liability of $4.3 million at March 31, 2008. This amount included an increase of $0.6 million from the contingent liability recorded at December 31, 2007, due to the decline in Trident’s stock price from December 31, 2007 to March 31, 2008. This contingent liability was included in “Accrued Expenses” of the Condensed Consolidated Balance Sheet as of March 31, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” of the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008. Neither of these two former directors may currently exercise their options without the consent of the SLC. The Company may incur charges in the future related to claims that may be made by these individuals, which may be material.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, its officers, directors and members of its senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option grant practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable it to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plans to make claims for reimbursement from its insurers of any potentially covered future indemnification payments.
Prior Software Usage
During April 2008, as a result of an internal review it conducted, the Company determined that its use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. The Company intends to negotiate new license agreements in order to obtain the rights and authorization necessary to meet its current software usage requirements. The Company believes that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from the Company relating to this prior usage. While management cannot predict with certainty the outcome of these negotiations, the Company has recorded $1.5 million as its best estimate of the amount expected to be paid. The amount has been recorded as a component of research and development expenses during the three month period ended March 31, 2008.
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
7. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of March 31, 2008, the Company had three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Tridents’ Board of Directors approved an amendment of the 2006 Plan to increase the number of shares available for issuance from 4,350,000 to 8,350,000, subject to stockholders’ approval. As discussed in Note 13, “Subsequent Events,” the Company intends to hold a special stockholders meeting on May 16, 2008 for the purpose of getting approval of the increase in the numbers of shares available for issuance under the 2006 Plan. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage annually over a period of generally three to five years following the date of grant.
The maximum number of shares issuable over the term of the TTI Plan was limited to 5,867,800 shares. Stock options granted under the TTI Plan expire no later than ten years from the grant date. Options granted under the TTI Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further awards may be made under the TTI Plan.
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
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three and nine month periods ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense all stock options and awards (except for the performance-based restricted stock award granted under the 2006 Plan) using the straight-line method. The stock-based compensation for the performance-based restricted stock award is attributed using an accelerated method.
Valuation Assumptions
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, except for the performance-based restricted stock award granted under the 2006 Plan during the second quarter of fiscal year 2008, for which the Company elected to use a Monte Carlo valuation methodology to value the award.

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
For the three and nine month periods ended March 31, 2008 and 2007, respectively, the fair value of options issued pursuant to the Company’s employee incentive plans was estimated at the grant date using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Employee Incentive Plans	2008	2007	2008	2007
Expected term (in years)	4.25	4.25	4.25	4.25
Expected volatility	63.41%	61.75%	50.55%	63.38%
Risk-free interest rate	2.51%	4.54%	4.13%	4.59%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$2.68	$10.77	$5.48	$10.51
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of option by employees. Upon the adoption of SFAS 123(R), the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of options to purchase Trident common stocks. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The Company adjusted stock-based compensation expense based on its actual forfeitures on an annual basis.
The following table summarizes Trident’s stock-based award activities for the three and nine month periods ended March 31, 2008 and March 31, 2007, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Cost of revenues	$51	$131	$252	$367
Research and development	2,519	2,282	10,170	6,702
Selling, general and administrative	2,822	1,625	13,816	4,071

Total stock-based compensation expense	$5,392	$4,038	$24,238	$11,140

During the three and nine month periods ended March 31, 2008, total stock-based compensation expense recognized in income before taxes was $5.4 million and $24.2 million, respectively, and there was no related recognized tax benefit. During the three and nine month periods ended March 31, 2007 total stock-based compensation expense recognized in income before taxes was $4.0 million and $11.1 million, respectively, and there was no related recognized tax benefit. Among the $2.8 million and $13.8 million selling, general and administrative expenses for the three and nine month periods ended March 31, 2008, $0.6 million and $4.3 million, respectively, were related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed in the section “Special Litigation Committee” of Note 6, “Commitments and Contingencies”, above. Total unrecognized compensation cost of options granted but not yet vested, net of forfeitures, as of March 31, 2008 was $27.9 million, which is expected to be recognized over the weighted average period of 2.5 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Stock Options
The following table summarizes Trident’s stock option activities:

		Options Outstanding
				Weighted
				Average
				Remaining
			Weighted	Contractual
	Shares Available	Number of	Average Exercise	Term (in	Aggregate
(In thousands, except per share data and contractual term)	for Grant	Shares	Price	Years)	Intrinsic Value
Balance at June 30, 2007	3,584	9,802	$6.82
Plan shares expired	(452)	—	—
Granted	(1,604)	1,604	11.62
Exercised	—	(2,451)	2.12
Cancelled, forfeited or expired	1,204	(1,204)	10.52
Restricted stock granted (1)	(1,109)	—	—
Restricted stock cancelled (1)	133	—	—

Balance at March 31, 2008	1,756	7,751	$8.77	7.1	$13,104

Vested and expected to vest at March 31, 2008		7,434	$8.62	7.1	$12,903

Exercisable at March 31, 2008		3,870	$4.49	5.7	$11,044

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $5.15 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options for the three and nine month periods ended March 31, 2008.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Trident’s RSAs and restricted stock units (“RSU”) for the nine month period ended March 31, 2008.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2007	275	$19.98
Granted	804	13.30
Vested	(48)	7.77
Forfeited	(97)	15.10

Restricted stock balance at March 31, 2008	934	$15.38

Both RSAs and RSUs typically vest over a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above included 110,000 shares of performance-based RSA granted under the 2006 Plan during the nine month period ended March 31, 2008. The award was issued to the Company’s CEO on October 23, 2007. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.
The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the three month period ended March 31, 2008, no performance-based RSAs were vested.
As of March 31, 2008, there was $12.1 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.5 years.
Modification of Certain Options
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three month period ended September 30, 2007, eight of these individuals exercised all of their vested options. However, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two individuals, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. As a result, the Company recorded incremental stock-based compensation expense totaling approximately $4.9 million during the three month period ended September 30, 2007. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.
During the three month period ended March 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. The Company recorded incremental stock-based compensation expense totaling approximately $0.5 million related to the modification of these two individuals’ option exercise periods during the three month period ended March 31, 2008. For the full nine month period ended March 31, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above.
On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. Because Trident’s stock price as of March 31, 2008 was lower than the prices at which each of the former CEO and the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company has recorded a contingent liability of $4.3 million at March 31, 2008. This amount included an increase of $0.6 million from the contingent liability recorded at December 31, 2007, due to the decline in Trident’s stock price from December 31, 2007 to March 31, 2008. This contingent liability was included in “Accrued Expenses” of the Condensed Consolidated Balance Sheet as of March 31, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” of the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008. Neither of these two former directors may currently exercise their options without the consent of the SLC. The Company may incur charges in the future related to claims that may be made by these individuals, which may be material.
On February 28, 2008, the Company entered into a Resignation and Consulting Agreement and General Release of Claims (the “Consulting Agreement”) with Dr. Jung-Herng Chang, its former President, who resigned effective February 26, 2008 (the “Resignation Date”). Pursuant to the terms of the Consulting Agreement, during the period from the Resignation Date through February 28, 2009 (the “Consulting Period”), Dr. Chang will make himself available upon request of the Company’s

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Chief Executive Officer to provide consulting services to the Company. During the Consulting Period, the Company will pay Dr. Chang a consulting fee of $25,000 per month, and will continue his group health insurance coverage under COBRA. Under the Consulting Agreement, the period of exercisability of certain vested stock options held by Dr. Chang has been extended through the last day of the Consulting Period, although no additional vesting has been granted. In addition, the Company shall pay Dr. Chang an additional sum of $8,333 per month for each month during the Consulting Period that Dr. Chang does not provide any work, services, or assistance to any person or entity that is in any way involved in the manufacture, sale, distribution, or development of any products, technologies, or services that are (a) substantially similar to any products, technologies, or services that are manufactured, sold, distributed or under development by the Company, or (b) reasonably understood in the marketplace to compete with any products, technologies, or services that are manufactured, sold, distributed or under development by the Company. The incremental stock-based compensation expense related to the extension of the period during which Dr. Chang may exercise his vested options was immaterial during the three month period ended March 31, 2008.
8. INCOME TAXES
The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not recognize any material additional liability as a result of the implementation of FIN 48. As of July 1, 2007, the Company had total gross unrecognized tax benefits of $40.7 million, which if recognized, would reduce the Company’s effective tax rate in future periods. Of the total gross unrecognized tax benefits, $21.4 million was included in the income taxes payable and approximately $19.3 million could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.
Historically, the Company classified the liability for unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified $21.4 million of its liability for unrecognized tax benefits from current to long-term income taxes payable because payment of cash is not anticipated within one year of the balance sheet date. As of March 31, 2008, the balance of the liability for unrecognized tax benefits is $23.6 million.
Upon adoption of FIN 48, the Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes. As of March 31, 2008, the Company accrued $78,000 for such interest and penalties.
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
9. COMPREHENSIVE INCOME
Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of March 31, 2008 and June 30, 2007, the components of accumulated other comprehensive income related to accumulated unrealized gain and (loss), net of tax, totaling $(2.4) million and $3.6 million, respectively, on the Company’s investments. During the three month period March 31, 2008 and 2007, the Company recorded unrealized loss on investments, net of tax, totaling $0.5 million and $1.7 million, respectively. During the nine month period ended March 31, 2008 and 2007, the Company recorded unrealized loss on investments, net of tax, totaling $6.0 million and $0.3 million, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
10. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net income (loss)	$(227)	$5,615	$17,082	$23,357

Shares used in computing net income per share — Basic	59,369	57,748	59,025	57,599
Dilutive potential common shares	—	5,692	3,694	5,747

Shares used in computing net income per share - Diluted	59,369	63,440	62,719	63,346

Net income (loss) per share — Basic	$(0.00)	$0.10	$0.29	$0.41

Net income (loss) per share — Diluted	$(0.00)	$0.09	$0.27	$0.37

Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. Because the Company incurred losses in the three month period ended March 31, 2008, the effect of dilutive and anti-dilutive potential common shares totaling 7,802,000 shares have been excluded from the net loss per share computation as their impact would be antidilutive. Dilutive potential common shares to purchase 735,000 shares have been excluded from the computation of diluted net income per share for the three months ended March 31, 2007, using the treasury stock method, because these stock options, restricted stock awards and restricted stock units were anti-dilutive.
Dilutive potential common shares to purchase 4,849,000 shares and 567,000 shares were excluded from the computation of diluted weighted average shares outstanding during the nine month period ended March 31, 2008 and March 31, 2007, respectively, using the treasury stock method, because these stock options, restricted stock awards and restricted stock units were anti-dilutive. In addition, 110,000 and 64,400 weighted average shares of restricted performance stock were excluded from the dilutive and anti-dilutive potential common shares for the three and nine month periods ended March 31, 2008, because the issuance of those shares is contingent upon the satisfaction of certain conditions which have not been met as of March 31, 2008.
11. BUSINESS COMBINATIONS
On March 4, 2008, the Company acquired a 100% ownership interest in Tiside, a privately held software company located in Beijing, China for $1.9 million in cash. Acquisition related costs incurred as of March 31, 2008 totaled approximately $0.1 million. Tiside designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or digital TV sets. Pro forma results of operations have not been presented because the acquisition was not material to the consolidated financial statements. Of the total purchase price, approximately $1.4 million was allocated to goodwill, and approximately $0.6 million was allocated to identifiable intangible assets and net liabilities.
The valuation method used by the Company was the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of the acquisition was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill.
12. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television, and digital set-top boxes. The Company also designs cross-platform software that allows

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
multimedia applications to run on devices in the digital living room such as set top boxes or digital TV sets.
Revenues by region are classified based on the locations of the customer’s principal offices even though our customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007
Revenues:
South Korea	$17,661	$28,724	$77,311	$78,864
Japan	18,070	19,684	67,401	70,786
Europe	13,174	3,823	46,418	12,546
Asia Pacific	6,182	8,304	27,065	37,715
Americas	197	44	247	291

Total revenues	$55,284	$60,579	$218,442	$200,202

Major Customers
The following table shows the percentage of the Company’s revenues for the three and nine month periods ended March 31, 2008 and March 31, 2007, respectively, that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Revenues:	2008	2007	2008	2007
Customer A	31%	46%	34%	38%
Customer B	26%	23%	24%	26%
Customer C	20%	—	19%	—
The Company had a high concentration of accounts receivable with two customers and they accounted for more than 90% of the total gross accounts receivable. As of March 31, 2008, Customer A and two contract manufacturers (in aggregate) of Customer C accounted for 60% and 29%, respectively, of total gross accounts receivable.
13. SUBSEQUENT EVENTS
On April 11, 2008, the Company filed a Notice of Special Meeting of Stockholders and a Proxy Statement to announce that a Special Stockholders’ Meeting will be held on May 16, 2008 to approve an amendment to increase the maximum number of shares of Common Stock that may be issued under the 2006 Equity Incentive Plan by 4 million shares.
On April 24, 2008, the Company announced that Mr. Millard Phelps, a member of the Board of Directors since 1995, resigned from the Board effective on April 22, 2008. The Company previously disclosed, in the proxy statement for its annual meeting of stockholders held on November 20, 2007, that Mr. Phelps intended to retire from the Board at some point during the first half of calendar year 2008. Immediately following the resignation of Mr. Phelps, the Board appointed Dr. J. Carl Hsu to fill the vacancy created by the resignation of Mr. Phelps and serve as an independent member of its Board. Dr. Hsu will be a Class II director with a term expiring at the Annual Meeting of Stockholder to be held in 2009. Dr. Hsu will also serve as a member of the Compensation Committee and Strategy Committee.

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
We sell our products primarily to digital television original equipment manufacturers in South Korea, Japan, Europe, and Asia Pacific. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. For the three and nine month periods ended March 31, 2008, our top three customers accounted for 77%, of our total revenues. For the three and nine month periods ended March 31, 2008, sales to three customers, Midoriya (a distributor supplying to Sony), contract manufacturers (in aggregate) of Philips, and Samsung, each accounted for more than 10% of total revenues. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in the rapidly growing digitally processed televisions (“DPTV”) market and related areas. We conduct this business primarily through our subsidiary, Trident Microsystems (Far East) Ltd. (“TMFE”), located in the Cayman Islands, with research and development services relating to existing projects and certain new projects conducted by both Trident and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd. (“TMT”), located in Shanghai, China and Tiside, a privately held company that TMFE recently acquired in Beijing, China (See Note 11, “Business Combinations,” Notes to Condensed Consolidated Financial Statements, for details). Operations and field application engineering support and certain sales activities are conducted through our subsidiary, Trident Microelectronics Co. Ltd. (“TML”), located in Taiwan and other affiliates. Trident Technologies, Inc. (“TTI”), which was 99.9% owned by Trident at March 31, 2008, is in the process of being dissolved.
References to “we,” “our,” “Trident,” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including Tiside, TMFE, TML, TMT and TTI.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, investments, allowance for sales returns, inventories, intangible assets, product warranty, income taxes and litigation and other loss contingencies. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates could be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Form 10-K for fiscal year 2007. Other than the “Income Taxes” and “Goodwill and Intangible Assets” policies, there have been no material changes in any of our critical accounting policies since June 30, 2007.
Income Taxes
We adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, and related guidance on July 1, 2007. See Note 8, “Income Taxes”, in our condensed consolidated financial statements above. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, income, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may increase or decrease our tax provision in a subsequent period.
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
Goodwill and Intangible Assets
Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. None of the companies that we have acquired have had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of our business acquisitions, the allocation of the purchase price to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. When conditions are different from management’s estimates at the time of an acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis.

Results of Operations
Financial Data for the Three and Nine Month Periods Ended March 31, 2008 Compared to the Three and Nine Month Periods Ended March 31, 2007.
Revenues

	Three Months Ended			Nine Months Ended
(Dollars in millions)	March 31,			March 31,
			Percent			Percent
Revenues by region (1)	2008	2007	Change	2008	2007	Change
South Korea	$17.7	$28.7	(38%)	$77.3	$78.9	(2%)
Japan	18.0	19.7	(9%)	67.4	70.8	(5%)
Europe	13.2	3.8	247%	46.4	12.5	271%
Asia Pacific	6.2	8.3	(25%)	27.0	37.7	(28%)
Americas	0.2	0.1	100%	0.3	0.3	—

Total revenues	$55.3	$60.6	(9%)	$218.4	$200.2	9%

(1)	Revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.
Digital media product revenues represented substantially all of our total revenues for the three and nine month periods ended March 31, 2008 and 2007. The increase in revenues for the nine month period ended March 31, 2008, compared to the nine month period ended March 31, 2007, was primarily attributed to continued success of our Super Video Processor (“SVP”) family of products in the digital television markets. Our unit sales volume of our products increased by approximately 20% in the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007, and increased by approximately 34% in the nine month period ended March 31, 2008, compared to the nine month period ended March 31, 2007. However, as is typical with consumer electronics markets, blended average selling prices (“ASP”) decreased by approximately 24% and 19% over the same time periods, respectively. For the three month period ended March 31, 2008, three customers accounted for more than 10% of our revenues, while two customers accounted for more than 10% of our revenues during the three month period ended March 31, 2007. For the nine month period ended March 31, 2008, three customers accounted for more than 10% of revenues, while two customers accounted for more than 10% of revenues during the nine month period ended March 31, 2007. For the three month period ended March 31, 2008 and 2007, approximately 47% and 46%, respectively, of our total product revenues were generated through distributors and the remaining 53% and 54%, respectively, were generated through independent sales representatives. For the nine month period ended March 31, 2008 and 2007, approximately 44% and 51%, respectively, of our total product revenues were generated through distributors and the remaining 56% and 49%, respectively, were generated through independent sales representatives.
Revenues from customers in Japan, South Korea, and Europe accounted for 33%, 32%, and 24%, respectively, of our total revenues for the three month period ended March 31, 2008. Revenues from customers in South Korea, Japan, and Europe accounted for 35%, 31%, and 21%, respectively, of our total revenues for the nine month period ended March 31, 2008. Regionally, South Korea and Japan were our two largest regions for each of the three and nine month periods ended March 31, 2008 and 2007, respectively. Europe was the third largest region and revenues from Europe increased by $9.4 million and $33.9 million for the three month and nine month periods ended March 31, 2008, respectively, compared to the same periods in the prior year, primarily due to the sales volume ramp up of certain SVP products to a major OEM customer in Europe in fiscal year 2008. Revenues in South Korea decreased by $11.0 million and $1.6 million in the three and nine month periods ended March 31, 2008, respectively, compared to the same periods in 2007, primarily due to decreased average selling prices and lower unit shipments of our SVP products to a major OEM customer. We expect revenues for the South Korea region to further decline and we anticipate revenues for the fourth quarter to account for less than 10% of our total for this period. Revenues in Asia Pacific decreased in the three and nine month periods ended March 31, 2008, compared to the same periods in 2007, principally due to increased price competition from companies targeting the low end product segment of the market. We expect that customers located in Japan will continue to account for a significant portion of our total revenues in the remaining portion of fiscal year 2008.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Gross profit	$26.2	$29.6	(11%)	$105.7	$99.5	6%
Gross margin	47.4%	48.8%		48.4%	49.7%
Our gross margin fluctuates with revenue levels and product mix, and is primarily affected by variations in costs related to manufacturing our products and royalty fees for intellectual property. Gross margin for the three month period ended March 31, 2008 decreased 1.4 percentage points compared to the three month period ended March 31, 2007, primarily driven by the net impact of inventory reserves on gross margin, as shown in the table below, which created a 0.8 percentage point benefit in the prior period.
Gross margin for the nine month period ended March 31, 2008 decreased 1.3 percentage points compared to the nine month period ended March 31, 2007 primarily due to blended ASP for our SVP product line declining at a faster rate than our unit costs and the comparable net impact of inventory reserves on gross margin benefiting the prior year.
The net impact on gross profit of the additions to inventory reserves and sales of previously reserved products is as follow:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in millions)	2008	2007	2008	2007
Additions to inventory reserves	$0.9	$0.6	$2.0	$1.0
Sales of previously reserved products	(0.8)	(1.1)	(3.4)	(3.8)

Net decrease (increase) in gross profit	$0.1	$(0.5)	$(1.4)	$(2.8)

During the three month and nine month periods ended March 31, 2008, revenues from the sale of previously reserved products were $0.8 million and $3.4 million or 1.4% and 1.6% of total revenues as compared to $1.1 million and $3.8 million, respectively, or 1.7% and 1.9% of revenues for the three and nine month periods ended March 31, 2007, respectively. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which, in effect, provided a benefit to the current income statement to the extent of the selling price. At the same time we recorded additional inventory reserves for the three and nine month periods ended March 31, 2008 of approximately $0.9 million and $2.0 million, respectively, as compared to approximately $0.6 million and $1.0 million for the same respective three and nine month periods of the previous year.
Sales of previously reserved inventory largely depend on the timing of transitions to newer generations of similar products. When we introduce new products that are designed to enhance or replace our older products, we typically establish inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully reserved product until the customer is able to execute on our product transition plan.
We believe that the gross margins of our products will continue to decline over time as we transition from discrete image process controllers to a more competitive SoC environment. We expect ASP’s of existing products to continue to decline but overall blended ASP’s to be relatively flat to slightly up as our product mix shifts to SoC products. Our strategy is to optimize gross margins by (i) managing ASP erosion in pricing negotiations with customers, (ii) developing new and more advanced products that can add relative value to the selling price, (iii) reducing manufacturing costs by improving production yields, (iv) aggressively developing more cost effective products and (v) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Research and development	$15.3	$11.3	35%	$41.8	$31.7	32%
As a percentage of total revenues	28%	19%		19%	16%
Research and development expenses consist primarily of personnel-related expenses including stock-based compensation, engineering costs related principally to the design of our new products, depreciation of property and equipment, and amortization of acquired intangible assets. Because the number of new designs we release to our third-party foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. The increase in research and development expenses for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, resulted primarily from (i) a $1.0 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, (ii) a $1.5 million software license fees adjustment for prior software usage and (iii) a $0.8 million increase in engineering expenses related to new product development.
The increase in research and development expenses for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, resulted primarily from (i) a $3.5 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), (ii) a $3.6 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, (iii) a $1.5 million software license fees adjustment for prior software usage, and (iv) a $0.6 million increase in engineering expenses related to new product development.
We are currently planning to continue development of our next generation DPTV products as well as other advanced products for the digital media markets. Although we increase staffing of our China-based research and development centers, including our recently acquired subsidiary in Beijing, we expect research and development expenses to remain relatively flat in the fourth quarter of fiscal year 2008 compared to the third quarter of fiscal year 2008 as we do not anticipate the recurring charges of the software usage adjustment in the fourth quarter.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$7.1	$10.9	(35%)	$38.4	$36.4	5%
As a percentage of total revenues	13%	18%		18%	18%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional expenses. The decrease in selling, general and administrative expenses for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, resulted primarily from a $5.7 million decrease in professional fees. The decrease in professional fees was primarily driven by the receipt of a $4.1 million Directors and Officers (“D&O”) insurance claim reimbursement for certain expenses we incurred in connection with the investigation of our historical stock option grant practices.
The increase in selling, general and administrative expenses for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, resulted primarily from an additional $9.7 million stock-based compensation expense primarily related to the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees, partially offset by a $8.5 million decrease in professional fees. Among the $8.5 million decrease in professional fees, $4.1 million was related to a D&O insurance claim reimbursement for certain expenses we incurred in connection with the investigation of our historical stock option grant practices. The majority of the remaining balance decrease was due to the completion of the stock option grant investigation in September 30, 2007. The professional fees related to the cost of the investigation into our historical stock option grant practices were $4.2 million for the nine month period ended March 31, 2008 compared to $12.8 million for the nine month period ended March 31, 2007. Excluding the $4.1 million reimbursement mentioned above, we anticipate that our selling, general and administrative expenses remain relatively flat for the fourth quarter of fiscal year 2008.

Interest Income

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Interest income	$1.6	$1.2	33%	$4.8	$3.6	33%
As a percentage of total revenues	3%	2%		2%	2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposits, and high-grade corporate securities. The increase in interest income for the three and nine month periods ended March 31, 2008 was attributable to an increase in cash on hand from $134.4 million as of March 31, 2007 to $200.3 million as of March 31, 2008, partially offset by a decrease in interest rates during the three and nine month periods ended March 31, 2008 compared to the three and nine month periods ended March 31, 2007.
Other Income, Net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Other income (expense), net	$(2.4)	$0.4	(700%)	$0.5	$1.7	(71%)
As a percentage of total revenues	-4%	1%		0%	1%
Other income, net primarily represented dividend income received from our investments, gain or loss from sale of our investments and the foreign currency remeasurement gain or loss. The decrease in other income (expense), net for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, was primarily attributable to a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar.
The decrease in other income (expense), net for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, was primarily attributable to (i) a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar, partially offset by (ii) a $0.8 million increase in dividend income received from UMC and (iii) a $0.7 million increase in capital gain received from the sale of available-for-sale investments.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008	2007	Change	2008	2007	Change
Effective income tax rate	108%	38%	70%	44%	36%	8%
Provision for income taxes of $3.2 million was recorded for the three month period ended March 31, 2008 compared to $3.5 million for the three month period ended March 31, 2007. The increase in effective income tax rate for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, was primarily due to decreased profits generated from operations in foreign jurisdictions and the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s group. Provision for income taxes of $13.7 million was recorded for the nine month period ended March 31, 2008 compared to $13.2 million for the nine month period ended March 31, 2007. The effective income tax rate for the nine month period ended March 31, 2008 increased primarily attributable to (i) a decrease in profits generated from operations in foreign jurisdictions, (ii) the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s group; and (iii) an increase in charges for withholding tax paid on cash dividends received from foreign jurisdictions.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Percent			Percent
(Dollars in thousands)	2008	2007	Change	2008	2007	Change
Cumulative Effect of Change in Accounting Principle	$—	$—	—	$—	$(190)	(100%)
In the first quarter of fiscal year 2007, we adopted Emerging Issue Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences, or EITF 06-2, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative effect of change in accounting principle in the amount of $0.2 million.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at the end of each period were as follows:

	March 31,	June 30,
(In millions)	2008	2007
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$200.3	$147.6
Short-term investments	36.1	51.7

Total	$236.4	$199.3

At March 31, 2008, approximately $66 million, or 28% of our total cash, cash equivalents and investments, was held in the United States. The balance, representing approximately $170.4 million, or 72% of total cash, cash equivalents and marketable securities, was held outside the United States and could be subject to additional taxation if it was to be repatriated to the United States. Our primary cash inflows and outflows for the nine month period ended March 31, 2008 and 2007 were as follows:

	Nine Months Ended
(In millions)	March 31,	March 31,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$47.7	$46.1
Investing activities	(0.5)	(14.9)
Financing activities	5.5	0.1

Net increase in cash and cash equivalents	$52.7	$31.3

Cash Flows from Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in current assets and liabilities. The increase in net cash provided by operating activities in the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, was primarily due to larger decreases in accounts payable and accrued expenses and decreased net income, largely offset by larger increases in inventories, accounts receivable, and a non-cash adjustment on net income that resulted from stock-based compensation expenses. The nine month period ended March 31, 2008 and 2007 included stock-based compensation expenses of approximately $19.9 million and $11.1 million, respectively.
On our consolidated balance sheet as of March 31, 2008, accounts payable decreased due to decreased manufacturing activities and inventory in general and timing of payments. Accrued expenses significantly decreased primarily due to payment of professional fees relating to the completion of our investigation into our historical stock option grant practices and related accounting. Accounts receivable increased primarily due to slower payment by one of our major OEM customers.
Cash Flows from Investing Activities
Cash flows from investing activities consists primarily of transactions related to purchase and sales on available-for-sale investments, capital expenditures, purchase of intellectual property, purchase of stock of privately-held companies, and acquisitions of companies to allow access to emerging technologies. The decrease in net cash used in investing activities in the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007 was primarily attributable to (i) $7.8 million increase in cash proceeds from the UMC capital reduction, (ii) $10.4 million less cash paid for purchases of property and equipment, (iii) $0.6 million increase in cash from the sale of available-for-sale investments, partially offset by (iv) $1.9 million cash paid for the acquisition of Tiside during the nine month period ended March 31, 2008 and (v) an additional $3.2 million of intellectual property and software licenses acquired.
Cash Flows from Financing Activities
Financing cash flows consist of proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The higher cash provided by financial activities in the nine month period ended March 31, 2008 compared to March 31, 2007 was due to (i) approximately $4.3 million increase in cash proceeds from issuance of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007, (ii) $1.5 million less cash paid to employees related to the Internal Revenue Code Section 409A, offset by $0.5 million decrease in excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We may consider engaging in transactions, if necessary, to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2008 (in millions):

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$0.7	$1.0	$0.1	$—	$1.8
Purchase obligations (2)	10.3	0.2	—	—	10.5

Total	$11.0	$1.2	$0.1	$—	$12.3

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, Hong Kong, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of March 31, 2008.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and chipsets.
As discussed in Note 8, “Income Taxes”, Notes to Condensed Consolidated Financial Statements, effective July 1, 2007, we adopted the provisions of FIN 48. The adoption of FIN 48 did not have a cumulative impact on the beginning balance of retained earnings. Each year the liability for unrecognized tax benefits balance is adjusted, if applicable, for income tax statues of the taxing jurisdictions within which we conduct business. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2008 presented above.

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
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the Securities and Exchange Commission on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor.
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7, “Employee Stock Plans”, in the Notes to Condensed Consolidated Financial Statements, on September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.
During the three month period ended March 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. We recorded incremental stock-based compensation expense totaling approximately $0.5 million related to the modification of these two individuals’ option exercise periods during the three month period ended March 31, 2008. For the full nine month period ended March 31, 2008, we recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above.

On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) our written permission. Because Trident’s stock price as of March 31, 2008 was lower than the prices at which each of the former CEO and the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we have recorded a contingent liability of $4.3 million at March 31, 2008. This amount included an increase of $0.6 million from the contingent liability recorded at December 31, 2007, due to the decline in Trident’s stock price from December 31, 2007 to March 31, 2008. This contingent liability was included in “Accrued Expenses” of the Condensed Consolidated Balance Sheet as of March 31, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” of the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008. Neither of these two former directors may currently exercise their options without the consent of the SLC. We may incur charges in the future related to claims that may be made by these individuals, which may be material.
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
Prior Software Usage
During April 2008, as a result of an internal review we conducted, we determined that our use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We intend to negotiate new license agreements in order to obtain the rights and authorization necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from ours relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $1.5 million as our best estimate of the amount expected to be paid. The amount has been recorded as a component of research and development expenses during the three month period ended March 31, 2008.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal year 2009. We do not expect the adoption of the provisions of SFAS No. 157 to have a material effect on our condensed consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in the first quarter of fiscal year 2009. We do not expect the adoption of the provisions of SFAS No. 159 to have a material effect on our condensed consolidated financial position, results of operations and cash flows.
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires the nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 applies for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. EITF 07-3 is effective for us in the first quarter of fiscal year 2009. We are evaluating the impact of the provisions of this interpretation on our condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in our financial reports about a business combination and our effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date.  It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 141R may have on our condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in our consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than ours in the consolidated financial statements within the equity section but separate from our equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in the first quarter of our fiscal year 2010. We are currently evaluating the impact SFAS 160 may have on our condensed consolidated financial position, results of operations and cash flows.
In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect our adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 to have a material effect on our condensed consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong and Japan. The functional currency of all our operations is the U.S. dollar. However, a portion of our cash, short-term investments (including investments in UMC) and income taxes payable in foreign jurisdictions are denominated in foreign currencies and could be subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. Since we have research and development facilities in Shanghai and Beijing, China and sales liaison offices in Shanghai, Beijing and Shenzhen, China, our operating expenses may increase in the future due to the continued appreciation of China’s currency, Renminbi, compared to the U.S. dollar.
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds, time certificate of deposits and other highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2008, we have approximately $200.3 million in cash and cash equivalents, of which $43.3 million are cash equivalents, which mature in less than three months. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in foreign and domestic technology companies and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which these companies participate. As of March 31, 2008, we had available-for-sale equity investments with a fair market value of $36 million. We monitor these investments for impairment and make appropriate reductions in carrying value when impairment is deemed to be other than temporary.  Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our income and cash flows. However, the existence of a number of external factors such as continued market volatility, credit crunch, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of March 31, 2008, the balance of our long-term equity investments in privately-held companies was approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q.
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
As a result of the material weaknesses in our internal control over financial reporting identified by our management in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“Fiscal 2007 10-K”), which material weaknesses still existed as of March 31, 2008, and based on their evaluation as decribed above, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2008. Notwithstanding the continuation of these material weaknesses, however, our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, no changes in our internal control over financial reporting were made that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the Securities and Exchange Commission on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor.
Special Litigation Committee
As discussed in the section “Modification of Certain Options” of Note 7, “Employee Stock Plans”, in the Notes to Condensed Consolidated Financial Statements, on September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.
During the three month period ended March 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. We recorded incremental stock-based compensation expense totaling approximately $0.5 million related to the modification of these two individuals’ option exercise periods during the three month period ended March 31, 2008. For the full nine month period ended March 31, 2008, we recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above.

On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) our written permission. Because Trident’s stock price as of March 31, 2008 was lower than the prices at which each of the former CEO and the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we have recorded a contingent liability of $4.3 million at March 31, 2008.  This amount included an increase of $0.6 million from the contingent liability recorded at December 31, 2007, due to the decline in Trident’s stock price from December 31, 2007 to March 31, 2008.   This contingent liability was included in “Accrued Expenses” of the Condensed Consolidated Balance Sheet as of March 31, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” of the Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008.  Neither of these two former directors may currently exercise their options without the consent of the SLC.  We may incur charges in the future related to claims that may be made by these individuals, which may be material.
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
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and have restated our financial statements for the interim first three quarters of fiscal year 2006 as well.
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
We have experienced certain departures of key personnel, including our former Chief Executive Officer in November 2006, in connection with the investigation into our historical stock option grant practices and related issues. Two of our directors also resigned as a result of potential conflicts of interest identified during the stock option investigation. Our new Chief Executive Officer did not join us until October 2007 and has begun to make organizational changes including making changes to our management team. Our former Chief Financial Officer terminated his employment with us in January 2008, and we hired an Interim Chief Financial Officer who began in January 2008. Additionally, in January 2008, we appointed a new Vice President, Human Resources. In February 2008, our former President resigned. In March 2008, we appointed a Vice President of Worldwide Sales and reorganized our sales, marketing and engineering teams. We appointed two new members of our Board of Directors, one in January 2008 and the other in April 2008. Previously, in fiscal year 2007, we retained two individuals as a General Counsel and a Chief Accounting Officer and elected two additional independent directors to our Board of Directors. We may add additional senior executives in the future. It is important to our success that our Chief Executive Officer promptly builds an effective management team and global organization. Accordingly, a substantial number of our senior executives have been employed by us for less than one year, and it may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
Intense competition exists in the market for digital media products.
The digital media market in which we compete is intensely competitive and characterized by rapid technological change and declining average unit selling prices. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than our products. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Toshiba, NXP Semiconductors, Micronas AG, Pixelworks, Inc., Advanced Micro Devices, Inc. (formerly ATI Technologies Inc.), Zoran Corporation, ST Microelectronics, Morningstar and Media Tek, Ltd. Certain of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.

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
Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines over the course of 12 months of anywhere from approximately 10-20% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products which we may not be able to do, or do on a timely basis.
Our success depends upon the digital media market and we must continue to develop new products and to enhance our existing products.
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of original equipment manufacturers of televisions. The digital media industry is characterized by an increasing level of integration and incorporation of greater numbers of features on a single chip, in order to permit enhanced systems at the same or lower cost. Our failure to predict market needs accurately or to timely develop new products or product enhancements, including integrated circuits with increasing levels of integration and new features, at competitive prices, will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales could decrease. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.
We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Asia, primarily in Japan, South Korea, Asia Pacific, accounted for 76% of our revenues for the three month period ended March 31, 2008 compared to 94% for the year ago period.
For the three month period ended March 31, 2008, approximately 77% of our revenues were derived from sales to three customers, Samsung, Philips, and Midoriya (a distributor supplying Sony), and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 31%, Philips accounted for approximately 20%, and Midoriya accounted for approximately 26%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
Accordingly, a reduction in purchases of our products by any of these customers could cause our revenues to decline during the period and have a material adverse impact on our financial results. We may be unable to replace any such lost revenues by sales to any new customers or increased sales to existing customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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
On September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. During the three month period ended March 31, 2008, the SLC allowed our former CEO to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. Neither of these two former directors currently may exercise their options without the consent of the SLC. We may incur charges in the future related to claims that may be made by these individuals which may be material.
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
Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in reporting or controls can occur because of simple error or mistakes, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
Product supply and demand in the semiconductor industry is subject to cyclical variations.
The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand and production capacity and accelerated decline of average selling prices. The recent emergence of a number of negative economic factors, including heightened fears of a recession, could lead to such a downturn. We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or what capacity patterns may emerge in the future. A downturn in the semiconductor industry could harm our sales and revenues if demand for our products drops, or our gross margins to suffer if average selling prices decline.
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
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	our ability to develop, introduce, ship and support new products and product enhancements, especially our newer System-on-a-Chip (SoC) products, and to manage product transitions;

•	new product introductions by our competitors;

•	delayed new product introductions;

•	uncertain demand in the digital media markets in which we have limited experience;

•	our ability to achieve required product cost reductions;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in the United States and Asia; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.
These factors are often difficult or impossible to forecast or predict, and these or other factors could cause our revenue and expenses to fluctuate over interim periods, increase our operating expenses, or adversely affect our results of operations or business condition.
We are vulnerable to undetected product problems.
Although we establish and implement test specifications, impose quality standards upon our suppliers and perform separate application-based compatibility and system testing, our products may contain undetected defects, which may or may not be material, and which may or may not have a feasible solution. Although we have experienced such errors in the past, significant errors have generally been detected relatively early in a product’s life cycle and therefore the costs associated with such errors have been immaterial. We cannot ensure that such errors will not be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems. Defects or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could seek damages from us for their losses as a result of problems with our products or order less of our products, which would harm our financial results.
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

We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one independent foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and the foundry is not obligated to manufacture our products on a long-term fixed-price basis, so it is not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our foundry and our contract manufacturers. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundry to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundry increases the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at the foundry or assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supplies. In addition, to the extent we elect to use multiple sources for certain products, our customers may be required to qualify multiple sources, which could adversely affect their desire to design-in our products and reduce our revenues.
If we have to qualify a new contract manufacturer or foundry for any of our products, we may experience delays that result in lost revenues and damaged customer relationships.
We rely on a single supplier to manufacture our products in wafer form. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which could damage our relationships with current and prospective customers and harm our sales and financial results.
The market price of our common stock has been, and may continue to be volatile.
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, in the days following the announcement of our financial earnings for the first quarter of fiscal year 2008, the price of our common stock declined by more than 40%. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
We currently rely on certain international customers for a substantial portion of our revenue and are subject to risks inherent in conducting business outside of the United States.
As a result of our focus on digital media products, we expect to be primarily dependent on international sales and operations, particularly in Japan, South Korea, Europe, and Asia Pacific. Our revenues may continue to be highly concentrated in a small number of geographic regions in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:
•	exchange rate variations, tariffs, import restrictions and other trade barriers;

•	potential adverse tax consequences;

•	challenges in effectively managing distributors or representatives to maximize sales;

•	difficulties in collecting accounts receivable;

•	political and economic instability, civil unrest, war or terrorist activities that impact international commerce;

•	difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States; and

•	unexpected changes in regulatory requirements, such as delays by the U.S. Federal Communications Commission in imposing its pending requirement that all new televisions have a digital receiver by February 2009.
Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that our international customers will continue to be willing to place orders in U.S. dollars. If they do not, our revenues and operating results would become subject to foreign exchange fluctuations.
Our success depends to a significant degree on the continued employment of key personnel, some of whom have only worked together for a short period of time.
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Our Chief Executive Officer did not join us until October 2007 and has limited experience working with our senior management team. Our Chief Financial Officer departed in January 2008, and we appointed an Interim Chief Financial Officer in January 2008. During the same month we appointed a new Vice President, Human Resources. We recently reorganized our sales, marketing and engineering teams following the resignation of our former President in February 2008. Our new Vice President of Worldwide Sales did not join us until March 2008. In addition, we depend upon the continued services of key management personnel at our overseas subsidiaries. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in China, Taiwan and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
Our success depends in part on our ability to protect our intellectual property rights, which may be difficult.
The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have in the past, and may in the future, file lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation or resulting counterclaims, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

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
If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.
From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third party licenses may not be available on commercially reasonable terms, if at all. If we are unable to obtain any third-party license required to develop new products and product enhancements, or if our licensor’s technology is no longer available to us because it is determined to infringe another third party’s intellectual property rights, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any current or future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our operating results and financial position.
Our operations are vulnerable to interruption or loss due to natural disasters, power loss, strikes and other events beyond our control, which would adversely affect our business.
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
Our principal design, development and marketing effort focuses primarily on our digital media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. We plan to continue developing the next generation DPTV and HDTV, as well as other advanced products for digital TV and digital STB for the digital media market in Japan, South Korea, Europe, and Asia Pacific. While we anticipate this market to generate an increasing percentage of our revenues, we have limited experience with digital video television. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.27(*)	Offer Letter of Ben A. Lee, Vice President, Worldwide Sales. (7)

10.28(*)	Resignation and Consulting Agreement and General Release of Claims between the Company and Jung-Herng Chang. (8)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

32.1	Section 1350 Certification of Chief Executive Officer. (7)

32.2	Section 1350 Certification of Chief Executive Officer. (7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith.

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)

Dated: May 9, 2008	By:	/s/ Peter J. Mangan

Peter J. Mangan
Vice President, Finance and
Interim Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.27(*)	Offer Letter of Ben A. Lee, Vice President, Worldwide Sales. (7)

10.28(*)	Resignation and Consulting Agreement and General Release of Claims between the Company and Jung-Herng Chang. (8)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

32.1	Section 1350 Certification of Chief Executive Officer. (7)

32.2	Section 1350 Certification of Chief Executive Officer. (7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 1998.

(7)	Filed herewith.

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.