Form 10-K
period 2008-06-30
TRIDENT MICROSYSTEMS INC
filed 2008-09-12
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2007, the last business day of registrant’s second fiscal quarter for fiscal year 2008, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $396,732,000 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At August 31, 2008, the number of shares of the Registrant’s common stock outstanding was 62,317,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

TRIDENT MICROSYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our,” “Trident” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook, market acceptance of or transition to new products, revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Overview

We design, develop and market integrated circuits, or ICs, and associated software for digital media applications, such as digital television, or digital TV, liquid crystal display television, or LCD TV, and digital set-top boxes, or STB. We also design cross-platform software that allows multimedia applications to run on devices in the digital living room such as digital STBs and digital TV sets. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digitally processed televisions, or DPTVTM, for the consumer television market. In June 2003 we announced a restructuring of our business to divest our legacy graphics business and in a separate transaction merged our digital media segment with Trident Technologies, Inc., or TTI, — a Taiwanese company that was 99.9% owned by Trident at June 30, 2008, 2007 and 2006, in order to strengthen and extend our digital TV business. TTI had previously operated primarily as a Taiwan-based semiconductor design house developing video processing technologies useful for digital media applications. Since June 2003, we have focused our business primarily in the growing DPTV market and related areas.

We reorganized again in 2006, and since September 1, 2006, we have conducted this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are provided by both Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or Trident Beijing. Prior to its acquisition in March 2008, Trident Beijing was a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. TTI is currently in liquidation.

We operate in one reportable segment: digital media solutions. During the fiscal years ended June 30, 2008, 2007 and 2006, the digital media segment accounted for nearly all of our revenues. For the fiscal years ended June 30, 2008, 2007 and 2006, the digital media segment accounted for $257.9 million, $270.8 million, and $171.4 million in revenues, respectively. As a percentage of total revenues for the fiscal years ended June 30, 2008, 2007 and 2006, the digital media segment accounted for 100%, 100%, and 99% of our revenues for those years, respectively. We also sell a product that focuses on digital TV in the PC market and revenues generated from this product are included in the digital media segment. We also provide some engineering consulting services, which are included in the digital media segment.

We have been investing in the digital media market for several years. During that time, the digital TV industry has grown rapidly. We believe that this industry continues to offer growth opportunities. To date, we continue to invest in developing strong relationships with large original equipment manufacturers, or OEMs, in the consumer electronics area, such as Sony, Samsung, Sharp, Philips and others. We are also focused on developing strong relationships with fast growing Chinese manufacturers such as Skyworth, TCL, Konka, Changhong, Xoceco, Hisense and Haier, and leading European manufacturers such as Vestel Grundig, although a majority of the market today is held by large OEMs. We believe that over time more of the high volume digital media business will migrate to the Taiwanese and Chinese original-design manufacturers, or ODMs. Accordingly, we believe that it is important to have strong relationships among customers operating at both ends of the market. We have also invested in integrating key technologies and providing integrated system-on-a-chip, or SoC, advantages to our customers, including innovation in video quality. We believe that this combination of our early entrance and success in this area of the market, our many years of experience in enhancing digital image quality, and our success with top tier world class TV manufacturers could provide a strategic advantage for us in the emerging market for SoC products.

Trident’s market strategy relies on leveraging television display controller design wins to further supply digital decoding and other value-added portions of television systems to leading consumer electronics OEMs. Trident’s goal is to create an integrated video decoder and processor that achieves superior image quality and is attractive to the world’s leading television OEMs. Achievement of this goal will require both mixed signal semiconductor and television system knowledge as well as the ability to work with customers who are experts in these areas in an inventive learning process that involves multiple design cycles.

Successful execution of this strategy will require us to be an early mover with new technology and to achieve outstanding execution of complex SoC designs. We established our position as an early mover through the industry’s first integration of multi-standard video decoding and comb filtering with advanced video processing with the introduction of the DPTV-DX chip in 2001. We again demonstrated our ability to lead with new technology by introducing the industry’s first integrated 10-bit ADC in the DPTV 3D Pro in 2002. In 2005 we introduced advanced video processing integrated with ATSC/DVB decoding and HDMI integrated with 10-bit 3D multi-standard video decoding. DVB, short for Digital Video Broadcasting, is a suite of internationally accepted open standards for digital television. The Advanced Television Systems Committee, or ATSC, has defined the digital television standard that is being implemented in North America. HDMI, or high-definition multimedia interface, is an all-digital audio/video interface capable of transmitting uncompressed streams. Achieving such industry firsts demonstrates our ability to timely execute highly complex chip designs which add significant additional features and performance. During the past two years we have continued to evolve our technology by developing products that include motion estimation and motion compensation technology, or MEMC, that helps to eliminate motion judder, which is most notable when a camera pans across a wide area. In addition, we have continued to focus on enhancing our highly integrated solution that adds MPEG decoding to image processing in the form of our high definition digital television, or HiDTV®, product lines. MPEG stands for Moving Picture Experts Group, the family of standards used for coding audio-visual information (e.g., movies, video and music) in a digital compressed format.

Markets and Applications

In fiscal year 2008, we focused our principal design, development and marketing efforts on our SoC products and we have begun to shift our product lines from discrete components to SoC. Our digital media products accounted for 99% or more of total revenues for each of our fiscal years ended June 30, 2008, 2007 and 2006. We plan to continue developing our next generation DPTV product, as well as other advanced products for digital TV and digital STB, for the worldwide digital television market. The DPTV family’s high levels of functional integration and video quality enable our customers to have flexibility and cost advantages in their advanced TV designs. The DPTV video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV family applies the same concept of functional integration and video quality excellence to standard-definition and high-definition digital broadcast signals. We expect that the worldwide television market will eventually be dominated by digitally broadcast content; therefore, we believe that our future success depends on our ability to integrate additional technologies and have products that support market volume opportunity on an ongoing basis. However, we anticipate that the digital television market will substantially generate all of our revenues in the near term.

The following table describes our product families and markets:

Product Family	Description	Markets

DPTV/SVP	Integrated multi-standard video decoding, format conversion, and image enhancement processors.	Advanced TV including cathode ray tube, or CRT, plasma, LCD, rear- projection and front-projection display types, AV Notebook PC, Multi-function LCD Monitors.

HiDTV	Integrated ATSC/DVB (MPEG2) decoding, format conversion, and image enhancement processors.	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

TDM	Demodulation for ATSC, DVB-C, DVB-T and DTMB IF signals.	Digital TV including CRT, plasma, LCD, rear-projection and front-projection display types.

Digital Media Products:

We have been developing products for digital media applications since 1999. The DPTV market in particular has begun to emerge as a high volume market for these products. Our DPTV products are designed to optimize and enhance video quality for various display devices, such as cathode ray television, or CRT TV, liquid crystal display television, plasma display panel, or PDP, projection television, liquid crystal display projection TV, and AV notebooks.

DCRe®.  DCRe, Digital Cinema Reality Engine, is Trident’s proprietary technology to address the need for today’s high-end multimedia digital television application requirement. It embodies Trident’s DPTV design by offering a highly integrated and common-chassis multimedia digital television design platform that is both a high quality television set as well as a multimedia display terminal for PC graphics. This design platform is able to receive and decode the conventional NTSC, PAL and SECAM broadcasting signals, the three main video broadcast standards, to display PC VGA inputs and to receive high definition component inputs from a digital STB.

SVP-AXTM.  The SVP-AX is Trident’s seventh-generation all-in-one video processor for entry-level advanced digital TVs. Optimizing DCRe technology to meet the needs of cost-effective systems, the SVP-AX targets mid to large-size displays up to “1080p” (1920x1080p) resolution. The SVP-AX includes many of the improvements in video decoding, video processing, and display interface, as found in the SVP-WX. In addition, the SVP-AX features an embedded multi-standard audio decoder and processor. The SVP-AX targets the entry-level market for LCD, PDP, and DLP TVs for the leading branded TV OEMs.

SVP-CXTM.  The SVP-CX is Trident’s sixth-generation all-in-one video processor for entry-level advanced digital TVs. Optimizing DCRe technology to meet the needs of cost-effective systems, the SVP-CX targets small and mid-size displays up to “WXGA” (1366x768p resolution) resolution. The SVP-CX includes many of the improvements in video decoding, video processing, display interface, and specific European-market functionality as the SVP-PX. The SVP-CX targets the entry-level market for LCD, PDP, and DLP TVs for the leading branded TV OEMs.

SVP-EXTM.  The SVP-EX is Trident’s fifth-generation all-in-one video processor product family. It features the industry’s first TruevideoTM 10-bit video processing technology that is optimized for 1080i HDTV component input. Embedded with a DCRe engine, the SVP-EX video processor delivers the highest quality digital video images. The DCRe technology integrates an advanced 3D-comb video decoder, advance motion adaptive de-interlacing engine for up to 1080i input, object-based digital noise reduction, cubic-4 image scaling, film mode support, APL feedback to increase the TV set dynamic range, edge smoothing, and dynamic sharpness enhancement. The SVP-EX video processor is equipped with numerous outputs, including a 24-bit transistor-transistor logic, or TTL, digital to analog converter, or DAC, and low voltage differential signaling, or LVDs interface, providing versatility with Trident proprietary DCRe technology. It delivers vivid cinema-realistic motion and still images. The SVP-EX processor targets the high-performance flat-panel LCD, rear-projection, flat CRT, and plasma display TV markets.

SVP-LXTM.  The SVP-LX is Trident’s sixth-generation all-in-one video processor for high-end advanced digital TVs. The SVP-LX targets large-size high-definition (1920x1080p resolution) displays. The SVP-LX includes improvements in video decoding, video processing, display interface, and specific European-market functionality such as SCART, and associated 21-pin connector for connecting audio-visual equipment. The SVP-LX targets the high-end market for LCD, PDP, and DLP TVs.

SVP-PXTM.  The SVP-PX video processor is a highly integrated SoC device, targeting the converging HDTV-ready and PC-ready LCD TV, PDP TV, and DLP TV applications where high-precision processing of video and data are required. SVP-PX contains our sixth generation dual-purpose triple 10-bit high-precision and high-speed video analog to digital converters, or ADCs, for both PC and video inputs, the high-performance multi-format 3D digital “comb filter” or television video decoder that supports NTSC, PAL and SECAM broadcasting signals, a HDTV sync separator, motion adaptive de-interlacing engine, and the video format conversion engine, supporting multi-window display in many different output modes. Trident’s DCRe engine — digital cinema reality engine, is integrated inside the SVP-PX to provide the highly natural cinema-realistic images. The DCRe technology integrates advanced 3D-comb video decoding, advanced motion adaptive de-interlacing, object-based digital noise reduction, our advanced sixth generation scaler, film mode support, average picture level, or APL, edge smoothing and dynamic sharpness enhancement. Trident’s patented Unified Memory Architecture, or UMA, allows frame rate conversion, 3D comb video decoding, and video enhancement processing to share the same frame buffer memory that is made up of high-speed and cost-effective PC graphic memory. All of these advanced digital processing techniques are combined with a true 10-bit video data processing for the most optimal video fidelity in order to provide the natural and cinema-quality video images. Designed for maximum system design flexibility, SVP-PX integrates all video interfaces to support converging digital video, analog video and PC data applications. The users of Trident’s single chip SVP-PX video processor(s) will benefit from many features while maintaining a price competitive advantage over existing solution(s).

SVP-UX/WXTM.  SVP-UX/WX is Trident’s seventh-generation all-in-one video processor product family. The video processors are highly integrated SoC devices for providing the highest performance, targeting the fast growing HDTV and PC-ready LCD TV, PDP TV, and DLP TV applications where high precision processing of video and data are the requirements. SVP-UX/WX contains dual purposed triple 10-bit high-precision and high speed video ADCs for both PC and video inputs, the high speed HDMI could support all HDMI inputs up to 162 MHz with HDCP format, the high performance multi-format 3D digital comb video decoder that supports NTSC, PAL, and SECAM, a HDTV sync separator, and motion adaptive de-interlacing engine. SVP-UX/WX is Trident’s 7th generation DCRe super video processor which integrates a high performance MEMC engine. The MEMC technology analyzes the movements between successive fields through the method of motion estimation engine and then inserts motion compensated frames to remove motion judders for video sources from movie films. The DCRe technology integrates advanced 3D-comb video decoding, motion adaptive deinterlacing, object-based digital noise reduction, advanced seventh generation scaling engine, film mode support, APL, edge smoothing and dynamic sharpness enhancement.

HiDTV®.  HiDTV® is the first-generation, SoC digital TV engine for the design of HiDTV® systems. It integrates a 32-bit embedded CPU microprocessor, a MPEG2 MP@HL decoder, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC and DVB standards, TDES and DVB common descrambler, a high performance graphics engine, and key video enhancement processing technologies for the DPTV products to enhance the analog TV signals. A unified external DDR DRAM is used for both system buffers and application programming. HiDTV® integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components. Components such as video decoders and demodulators can interface with HiDTV without external glue logic. HiDTV integrates standard I/O interfaces such as UART, IR, and smart card interface.

HiDTV® LX.  HiDTV® LX integrates Trident’s dual-channel fourth-generation video processor core with a 180MHz 32-bit embedded CPU, a single-stream high-definition MPEG2 decoder, and peripheral interface functions such as PCI. The HiDTV® LX enables TV system OEMs to create high-quality digital television systems capable of decoding ATSC, DVB, and ARIB transport streams with no sacrifice in picture quality.

HiDTV®PRO.  HiDTV® PRO is Trident’s second generation, SoC digital TV engine for the design of HiDTV systems. It integrates dual 32-bit embedded CPU, dual MPEG2 MP@HL decoders, a programmable MPEG audio decoder supporting AC3, AAC and MP3, a transport stream demultiplexer that supports ATSC, DVB and ARIB standards, TDES, Multi2 and DVB common descrambler, a high-performance 2D graphics engine, and Trident’s SVP-LX with DCRe video processing to enhance all essential video signals. A unified external DDR2 DRAM is used for both system buffers and application programming. HiDTV® PRO integrates all key functions needed to support both digital and analog TV broadcasting with minimum external components. Components such as video decoders and demodulators can interface with HiDTV® PRO without external glue logic. HiDTV® PRO integrates standard I/O interfaces such as UART, IR, and smart card interface. It also integrates a POD controller that supports US digital cable-ready applications.

HiDTV® Pro AX.  HiDTV® Pro AX is Trident’s latest all-in-one SoC digital TV engine for high-definition digital TV systems. It includes all key functions needed for both high quality digital and analog TV broadcasting with minimum external components. It integrates two 350MHz 32-bit microprocessors, ATSC channel decoder (optional), MPEG2 decoders, a programmable audio decoder, a high performance graphics engine, and Trident’s industry-leading DCRe video processor. HiDTV® Pro AX aims to be the heart of the ATSC TV platforms with superior levels of quality performance.

HiDTV® Pro FX.  HiDTV® Pro FX is a SoC digital TV engine for high definition TV systems. It consists of a 250MHz 32-bit embedded CPU, MPEG-2 decoders, programmable MPEG audio decoder, a transport stream supporting ATSC, DVB, and ARIB standards, 2D graphics engine and Trident’s industry leading DCRe video processor for enhancing video signals. Its superior video quality and competitive feature set can be seen in some of the market leading TV platforms today.

HiDTV® Pro PX/LX.  HiDTV® Pro PX/LX integrates Trident’s sixth-generation dual-channel video processor core with a 250MHz 32-bit embedded CPU, a dual-stream high-definition MPEG2 decoder, and additional peripheral interface functions such as USB 2.0 and logic supporting digital-cable-ready, and common-interface, or CI, protocols. HiDTV Pro PX supports 1366x768-resolution displays while HiDTV Pro LX supports 1920x768 HD displays. In conjunction with the Trident Analog Front End, or TAFE, chip the HiDTV® Pro family enables leading digital TV OEMs to create cost-effective no-compromise solutions for the integrated digital decoding segment of the world-wide DTV market.

HiDTV® Pro QX/WX.  HiDTV® Pro QX/WX is Trident’s new generation of system-on-a-chip digital TV processor designed to provide the highest video performance in HD digital TV. It incorporates Trident’s 7th generation DCRe, two 350MHz 32-bit embedded CPU, a 2D graphic engine, a MPEG-2 decoder, a programmable audio decoder, and a transport stream de-multiplexer that supports a variety of digital TV broadcast standards. It is also the first HDTV® SoC in the industry that integrates the MEMC technology on the same die in support of 120Hz Full HD panels. HiDTV® Pro QX/WX is a cost effective solution addressing the high performance large screen segment of the market.

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

PCTV Application Products:

TV MasterTM TM6000.  The TV Master TM6000 is a highly integrated system-on chip device, designed to transform ordinary notebooks and desktop PCs into high quality PC/TVs and media center PCs. The TV Master TM6000 integrates dual 10-bit high-quality video ADCs with a 2D digital comb filter, multi-standard color decoder, dual 16-bit audio ADCs, USB2.0 controller and PHY, the electronic IC or functional block of a circuit that takes care of encoding and decoding between a pure digital domain, and a modulation in the analog domain, and an embedded MPU. Our TV Master TM6000 has achieved a high level of integration for the USB2.0 TV tuner box and TV add-in card application. TV Master TM6000 also supports digital AV streams in transport-stream, or TS, format and is one of the first USB 2.0 TV capture devices to support both analog and digital TVs (DVB-T/S/C/H, ATSC, DMB and others) with minimum external components.

TV MasterTM TM5600.  The TV Master TM5600 is a pin-to-pin compatible IC with TM6000; containing the same application functions as TM6000, but without the support of digital TV TS input.

TV Solution Products:

Connected TV Solution.  Our future Connected TV Solution will run on a STB, utilizing a Trident or third-party platform, and will allow a TV set to connect to the cable system of a cable operator. Connected TV Solution supports uni-directional and bi-directional services, and supports most widely used forms of Conditional Access. Boot Loader is a critical function within Connected TV Solution that allows firmware updates from the cable operators. Connected TV Solution integrates applications including electronic program guides, or EPGs, Mosaic, near video-on-demand, or nVOD, and browsers. Connected TV Solution supports the DVB — C and MPEG decoding standards, and QAM16/32/64/128/256 demodulation. Connected TV Solution also supports both standard definition and high definition formats.

Sales, Marketing and Distribution

We sell our products primarily to digital television original equipment manufacturers, or OEMs, in Japan, South Korea, Europe and Asia Pacific, either directly or through their supplier channel. We consider these OEMs to be our customers. Our products are sold through direct sales efforts, distributors and independent sales representatives. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. Our digitally processed television products are marketed primarily from our offices in Taipei, Taiwan; Shanghai, China; and Santa Clara, California. Our offices are staffed with sales, applications engineering, technical support, customer service and administrative personnel to support our direct customers.

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

We service our customers primarily through our offices in the United States, Taiwan, China and Japan. As digital media is rapidly developing in the United States, Europe, Japan, South Korea, China, and elsewhere, we expect that leadership in the digital media industry will also rapidly change. Our goal is to become a leading supplier to a broad range of manufacturers in this marketplace, and to manufacturers for other markets as DPTV sales increase in those markets.

During fiscal years 2007 and 2006, a majority of our revenues was generated through sales to customers located in Asia and Japan. During fiscal year 2008, we generated nearly all of our revenues from customers located in Asia and Japan. A small number of customers typically account for a majority of our revenues in any quarter. Our top three customers accounted for 76% of our total revenues for the fiscal year ended June 30, 2008. However, sales to any particular customer may fluctuate significantly from quarter to quarter. For the fiscal year ended June 30, 2008, sales to three end customers, Samsung, Midoriya (a distributor supplying Sony) and Philips, each accounted for more than 10% of total revenues. In Philips’ case, sales are principally made to three contract manufacturers that supply Philips. During the fiscal years ended June 30, 2007 and 2006, sales to Samsung and Midoriya each accounted for more than 10% of total revenues. Fluctuations in sales to any of these key customers may adversely affect our operating results in the future. We anticipate that sales to customers in Japan will continue to account for a substantial percentage of our revenues in fiscal year 2009. For additional information on foreign and domestic operations, see Note 12, “Segment and Geographic Information and Major Customers,” of Notes to the Consolidated Financial Statements.

Competition

The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue to increase. The principal factors upon which competitors compete in our markets include, but are not limited to, price, performance, the timing of new product introductions by us and our competitors, product features, level of integration of various functions, quality and customer support. Substantial competition exists in all areas of our business. In the digital media market, our principal competitors are Broadcom Corporation, Media Tek Ltd., Micronas AG, Morning Star, NXP Semiconductors, ST Microelectronics, Toshiba, and Zoran Corporation. Other smaller competitors supplying LCDTV chip sets may arise in the future. Many of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources than we have.

We plan to continue developing the next generation DPTV and HiDTV as well as other advanced products for digitally processed television and digital STBs for worldwide markets. We believe that the market for digital media will continue to be competitive and will require substantial research and development, sales, and marketing efforts for us to remain competitive. We expect to devote significant resources to compete in this market.

Research and Development

Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media marketplace. We maintain a product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of June 30, 2008, 2007 and 2006, our staff of research and development personnel comprised 465 people, 290 people and 214 people, respectively. Research and development expenditures totaled approximately $53 million, $41 million and $33 million in fiscal years 2008, 2007 and 2006, respectively.

We believe that the achievement of higher levels of integration and the timely introduction of new products is essential to our growth. We continue to invest the largest component of our engineering resources at our Shanghai facility and continue to acquire or develop intellectual property which puts us on par with our competition while maintaining our leadership in picture quality. During March 2008, we added a small research and development facility in Beijing. Our current plans are to maintain our research and development staffing levels in fiscal year 2009.

Manufacturing

We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. From our August 2003 restructuring through September 2006, TTI provided manufacturing operations for our digital media business segment; these operations are now conducted through TML, our Taiwanese subsidiary, and other affiliates. During fiscal year 2008, United Microelectronics Corporation, or UMC, in which we held an investment in common stock valued at $26.6 million as of June 30, 2008, provided substantially all of our foundry requirements, and we expect that UMC will provide substantially all of our foundry requirements during fiscal year 2009.

We purchase product in wafer form from foundries and contract with third parties to provide chip packaging and testing. In order to manage the production and back-end operations, we have increased personnel and added equipment to our manufacturing and test development operations. Our goal is to increase the quality assurance of our products while reducing manufacturing cost. To ensure the integrity of our suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product produced on our behalf, and we require the foundry and third party contractors to follow those procedures and meet our specifications before shipping finished products. In general, we have experienced a relatively low amount of product returns from our customers. However, our future return experience may vary because our more advanced, more complex SoC products are more difficult to manufacture and test and we have limited experience producing them. In addition, some of our customers may subject our more advanced products to more rigid testing standards than have been applied to our prior products.

Backlog

Our sales are primarily made pursuant to standard purchase orders and not pursuant to long term agreements specifying future quantities or delivery dates. Backlog only includes orders confirmed for products scheduled to be shipped within 90 days to customers, including our OEM customers. Because we recognize product revenues on sales made to our distributor channel on a deferred revenue basis and this channel represents approximately 50% of our revenues, backlog comprised of orders from distributors is not directly indicative of our near term revenues. Although we review backlog at the beginning of each quarter to monitor our sales pipeline and its impact on revenues for the quarter, due to the volume of sales to distributors, backlog may not be directly indicative of revenues to be generated in the immediately following quarter.

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Further, a substantial number of our customers are required to post a letter of credit or pay for products in advance of shipment, so that if the customer does not provide this type of security on a timely basis, the backlog may be rescheduled or simply never materialize. Backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs, and agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable.

For these reasons, in light of industry practice and this experience, we do not believe that backlog as of any particular date is indicative of future results.

Seasonality

Our industry is largely focused on the consumer products market. Typically we experience seasonally slower sales in our third and fourth quarters ending on March 31 and on June 30 of each year.

Patent and Proprietary Rights

We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained 16 digital video processing technology patents from July 2002 to July 2008, including 5 U.S. patents and 11 patents in foreign jurisdictions, and we have various other patent applications pending in different countries. However, there can be no assurance that third parties will not independently develop similar or competing technology or design around any patents that may be issued to us.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we or our customers have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. There can be no assurance that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. Any litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. Because we currently do not have a large portfolio of patents, we may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us, or our customers, and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including China, Taiwan and South Korea, may not protect our products and intellectual property rights to the same extent as the laws of the United States of America.

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

Trademarks

DCRE, DPTV, HiDTV, PanelPro, PanelTV, PanelVision, Trident and the Trident Logo, Trident Microsystems, Inc., and TrueVideo, are our registered trademarks. DCI, HiDTV LX, HiDTV PRO, HiDSTB, HiDTV Pro FX, HiDTV Pro PX/LX, HiDTV Pro QX, JF NMC, PCM, RCM, SVP-AX, SVP-CX, SVP-EX, SVP-LX, SVP-PX, SVP-WX, TAFE, TNMC, and TV Master are our trademarks. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of June 30, 2008, we had 624 full-time employees, 77 in the United States and 547 in Asia. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

You may obtain a free copy of our most recent annual report on Form 10-K and any amendments to the report on the day of filing with the SEC or on our website on the World Wide Web at http://www.tridentmicro.com. We do not make available on our website quarterly reports on Form 10-Q or current reports on Form 8-K because we state on our website the location where such filings can be found on the SEC website and on http://www.FreeEdgar.com. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports by contacting the Investor Relations Department at our corporate offices by calling 408-764-8808 or by sending an email message to investor@tridentmicrosyestems.com.

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

As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year 2006 as well.

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

We face risks related to SEC, Department of Justice, or DOJ, and other investigations into our historical stock option grant practices and related accounting, which could require significant management time and attention, and could require us to pay fines or other penalties.

The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the SEC on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices and related issues investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

Our Chief Executive Officer joined us in October 2007 and has made several organizational changes including to our management team. Our Chief Financial Officer was appointed in July 2008 after having served as our Interim Chief Financial Officer since January 2008, replacing our former Chief Financial Officer who resigned in January 2008. In January 2008, we also appointed a Vice President, Human Resources. In February 2008, our former President resigned. In July 2008, our Vice President of Worldwide Sales resigned after only serving in this role since he was hired in March 2008. In August 2008, our Senior Vice President of Strategic Marketing was appointed to serve as our Chief Marketing Officer. In September 2008, we appointed a Senior Vice President, Engineering. We appointed two new members of our Board of Directors, one in January 2008 and the other in April 2008. Previously, in fiscal year 2007, we retained two individuals as a General Counsel and a Chief Accounting Officer. We may add additional senior executives in the future. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. Accordingly, a substantial number of our senior executives have been employed by us for less than one year, and it may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.

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

We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, Media Tek Ltd., Micronas AG, Morning Star, NXP Semiconductors, ST Microelectronics, Toshiba and Zoran Corporation. Industry consolidation has been occurring recently as some of our competitors have acquired other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors, including these merged entities, have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV/SVP and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.

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

We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Asia, primarily in Japan, South Korea, and Asia Pacific, accounted for 79% of our revenues for fiscal year 2008 compared to 93% for the prior fiscal year.

For fiscal year 2008, approximately 76% of our revenues were derived from sales to three customers, Samsung, Midoriya (a distributor supplying Sony), and Philips, and each individually accounted for more than 10% of total revenues during this period. Of these customers, Samsung accounted for approximately 29%, Midoriya accounted for approximately 28%, and Philips accounted for approximately 19%. In Philips’ case, sales are principally made to three contract manufacturers that supply Philips. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future. For example, the net revenues from Samsung during the fourth quarter of fiscal year 2008 were reduced to less than 10% of our total net revenues for the same period.

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

Our future success depends on manufacturers of consumer televisions and other digital media products designing our products into their products. To achieve design wins with OEM customers and original design manufacturers, or ODMs, we must define and deliver cost-effective, innovative and high performance integrated circuits on a timely basis, before our competitors do so. In addition, some OEM customers have begun to utilize digital video processor components produced by their own internal affiliates, which decreases our opportunity to achieve design wins. Thus, even if we achieve a design win with an ODM, their OEM customer may subsequently elect to purchase an integrated digital media solution from the ODM that does not incorporate our products. Once a supplier’s products have been designed into a system, a manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

The average selling prices of our products may decline over relatively short periods.

Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 2 to 30% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

We may face risks resulting from the failure to allow former employees to exercise stock options.

On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. During the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008. We may incur charges in the future related to claims that may be made by these individuals which may be material.

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

Currently, the majority of our sales through distributors are made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, the distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involve the distributors taking inventory positions and reselling to multiple customers. In our distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. These distributor relationships reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Product supply and demand in the semiconductor industry is subject to cyclical variations.

The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand and production capacity and accelerated decline of average selling prices. The recent emergence of a number of negative economic factors, including heightened fears of a recession, could lead to such a downturn. We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or what capacity patterns may emerge in the future. A downturn in the semiconductor industry could harm our sales and revenues if demand for our products drops, or cause our gross margins to suffer if average selling prices decline.

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty.

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

We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.

Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

•	our ability to develop, introduce, ship and support new products and product enhancements, especially our newer SoC products, and to manage product transitions;

•	new product introductions by our competitors;

•	delayed new product introductions;

•	uncertain demand in the digital media markets in which we have limited experience;

•	our ability to achieve required product cost reductions;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in the United States and Asia; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavourably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any current or future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial position, results of operation or cash flows.

Our success depends to a significant degree on the continued employment of key personnel, some of whom have only worked together for a short period of time.

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing and engineering teams, many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China and Taiwan. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in China, Taiwan and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

Changes in our business and product strategy will affect our operations.

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

The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, following the announcement of our financial earnings for the fourth quarter of fiscal year 2008, the price of our common stock declined by more than 20%. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease a building of approximately 30,500 square feet on 3408-3410 Garrett Drive in Santa Clara, California, pursuant to a lease which expires in July 2011. This building is used as our headquarters and includes development, marketing, and administrative offices. Our other leases include a 7,000 square foot office in Hong Kong, China, for the Hong Kong branch office of our Trident Microsystems (Far East) Ltd. subsidiary, a 26,000 square foot sales, operation and management office located in Taipei, Taiwan, a 7,000 square foot sales office in Shenzhen, China, a 7,200 square foot research and development facility and a 1,000 square foot sales office in Beijing, China and a 2,300 square foot branch office in Tokyo, Japan. In September 2007, we completed the construction of our own 115,000 square foot research and development facility in Shanghai, China.

We are utilizing substantially all of our currently available productive space to design, develop, market, and sell our products. We believe that our facilities and equipment generally are well maintained, in good operating condition and adequate for present operations.

For additional information regarding our obligations under property leases, see Note 6, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors appointed the SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.

Regulatory Actions

The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the Securities and Exchange Commission on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.

Special Litigation Committee

As discussed under “Modification of Certain Options” in Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements, on September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the fiscal year ended June 30, 2008, we recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of these five former employees.

On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) our written permission. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued Expenses and Other” in the

Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

Indemnification Obligations

We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments.

Prior Software Usage

During April 2008, as a result of an internal review we conducted, we determined that our use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorization necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we recorded $1.4 million as our best estimate of the amount expected to be paid. The amount was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Research and Development Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Special Meeting of Stockholders held on May 16, 2008, the following proposal was adopted by the margins indicated:

Proposal 1:  To approve an amendment to increase the maximum number of shares of Common Stock that may be issued under our 2006 Equity Incentive Plan by 4 million shares.

	Shares	Percent

For approval	28,029,222	78.95
Against approval	7,435,435	20.94
Abstained	36,627	0.10

The foregoing matters are described in further detail in our definitive proxy statement dated April 11, 2008 for the Special Meeting of Stockholders held on May 16, 2008.

Part II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been traded on the NASDAQ Global Select Market since our initial public offering on December 16, 1992 under the symbol “TRID.” The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ in fiscal years 2008 and 2007:

	High	Low

Fiscal Year 2008
First Quarter	$19.49	$13.52
Second Quarter	$17.05	$5.35
Third Quarter	$6.57	$4.62
Fourth Quarter	$5.37	$3.63
Fiscal Year 2007
First Quarter	$25.24	$14.85
Second Quarter	$25.54	$18.17
Third Quarter	$23.16	$16.54
Fourth Quarter	$23.59	$18.00

Approximate Number of Stockholders

As of June 30, 2008, there were 67 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividends

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008, nor issue any securities that were not registered under Securities Act of 1933. However, from time to time we evaluate whether to repurchase our equity securities.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the S&P Semiconductors Index for each of the last five fiscal years ended June 30, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. In fiscal year 2008, we decided to include the Philadelphia Semiconductor Sector Index as part of our Stock Performance Graph comparison, as the cumulative total return in the Philadelphia Semiconductor Sector is more comparable to our market capitalization. No index other than the NASDAQ Composite Index and the S&P Semiconductors Index was included as part of our Stock Performance Graph comparison for fiscal year 2007.

COMPARISON OF 5 YEARS CUMULATIVE RETURN
Among Trident Microsystems, Inc., The NASDAQ Composite Index,
The Philadelphia Semiconductor Sector Index, and
The S&P Semiconductors Index

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years.

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended June 30,
	2008(1)(3)	2007(1)(2)(4)	2006(1)(4)	2005	2004
	(In millions, except per share amounts)

Summary of Operations:
Net revenues	$257.9	$270.8	$171.4	$69.0	$52.6
Income (loss) from operations	18.8	40.1	28.4	(29.9)	(11.9)
Net income (loss)	10.2	30.1	26.2	(30.2)	(4.8)
Net income (loss) per share — Basic	0.17	0.52	0.48	(0.64)	(0.11)
Net income (loss) per share — Diluted	0.16	0.48	0.42	(0.64)	(0.11)
Financial Position at Fiscal Year End:
Cash, cash equivalents, and short-term investments	$240.0	$199.3	$152.7	$92.2	$84.3
Working capital	215.9	158.3	125.3	81.6	75.5
Total assets	309.3	283.9	207.2	135.0	96.3
Stockholders’ equity	237.3	201.8	153.7	109.3	74.4

(1)	Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on their fair values. See Notes 1 and 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

(2)	Effective July 1, 2006, we adopted Emerging Issue Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences,” or EITF 06-2, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative charge from change in accounting principle.

(3)	Effective July 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which requires us to make certain estimates and judgments in determining income tax expense for financial statement purposes. See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

(4)	We have revised the classification of certain amounts from “Research and development” to “Cost of revenues”. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our,” “Trident” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the SEC. For this purpose, statements concerning industry or market segment outlook, market acceptance of or transition to new products, revenues, earnings growth, other financial results and any statements using the terms

“believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, except as required by law.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Overview

We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes. Our SoC semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers.

We sell our products primarily to digital television OEMs in Japan, South Korea, Europe and Asia Pacific, either directly or through their supplier channel. We consider these OEMs to be our customers. Historically, significant portions of our revenue have been generated by sales to a relatively small number of customers. For the fiscal year ended June 30, 2008, our top three customers accounted for 76%, of our total revenues. For the fiscal year ended June 30, 2008, sales to three end customers, Samsung, Midoriya (a distributor supplying Sony) and Philips, each accounted for more than 10% of total revenues. In Philips’ case, sales are principally made to three contract manufacturers that supply Philips. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.

Since June 2003, we have focused our business primarily in a growing DPTV market and related areas. We conduct this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects is conducted by both Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or Trident Beijing. In March 2008, we acquired a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which was renamed as Trident Beijing (See Note 11. “Business Combinations,” Notes to Consolidated Financial Statements, for details). Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. Trident Multimedia Systems, Inc., or TMS, which was inactive at June 30, 2008, and TTI, which was 99.9% owned by Trident at June 30, 2008, are in the process of being dissolved.

References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including Trident Beijing, TMFE, TML, TMT, TMS, and TTI.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns and pricing adjustments, stock-based compensation expense, goodwill and purchased intangible assets, investments, inventories, product warranty, income taxes, litigation and other loss contingencies, and accrued expenses. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.

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

A portion of our sales are made through distributors under agreements allowing for pricing protection and/or rights of return. Product revenues on sales made to distributors under terms that include such rights of return and price protection are deferred and only recognized when these rights expire or upon sale and shipment to the end user customers.

Contract revenues related to research and development services are recognized as the related services are performed in accordance with the performance requirements of such contracts. Prior to the acquisition of Trident Beijing, we did not have contract revenues. For the fiscal year ended June 30, 2008, we recognized approximately $32,000 of contract revenues.

Allowance for Sales Returns and Pricing Adjustments

We maintain a sales returns allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, we may determine that additional sales returns allowance are required to properly reflect our estimated exposure for product returns.

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

Our financial statements for the fiscal years ended June 30, 2008 and 2007 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the fiscal years ended June 30, 2008, 2007, and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to use the straight-line method to expense the value of stock-based compensation attributable to all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to our Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, we elected to use the accelerated method.

Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, except for the performance-based restricted stock award with market conditions granted under the 2006 Plan during the second quarter of fiscal year 2008, for which we elected to use a Monte Carlo valuation methodology to value the award. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), we continued to use historical volatility in deriving our expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because we believe that future volatility over the expected term of the stock options is not likely to materially differ from the past. Prior to July 1, 2005, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

For the fiscal years ended June 30, 2008, 2007 and 2006, stock-based compensation expense, before income taxes, was $28.6 million, $15.6 million, and $13.2 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and awards recognized under SFAS 123(R). Before our acquisition of the minority interest in our TTI subsidiary, that was completed in the fiscal year ended June 30, 2006, we estimated the fair value of non-public common stock in TTI, which was then majority owned by us. We relied in part on valuations implied from fairness opinions received in connection with TTI-related transactions, investment banking valuations at different points in time, the prices of occasional third-party transactions in TTI stock and interpolations between these data points to estimate fair value of the non-public common stock at the date of grant of any options in these securities to employees. We made these interpolations and estimates in good faith, recognizing that establishing a fair value is difficult and requires an appropriate degree of judgment and experience in the absence of an independent liquid market to establish fair value in any given security. The fairness opinions and third party valuations in part relied upon valuation metrics of comparable publicly traded securities in Taiwan. These metrics change constantly and reflect the relative high volatility of these securities. In general, management believes that there is also a high correlation between the value of TTI common stock and the U.S. market-based characteristics, such as volatility of the Trident common stock. This correlation was also factored into the valuation of TTI stock for the purposes of measuring compensation expense. As these characteristics and factors can vary over time, we used an average over a period of time to minimize potential distortion of the measurement at any one point in time.

Goodwill and Purchased Intangible Assets

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. None of the companies that we have acquired have had significant identified tangible assets and, as a result, a significant portion of the purchase price has been typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of our business acquisitions, the allocation of the purchase price to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. When conditions are different from management’s estimates at the time of an acquisition, material write-downs of intangible assets and/or goodwill may be required, which would adversely affect our operating results. We will continue to make assessments of impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment arise.

Investments

For investments in privately-held companies and available-for-sale securities, on a quarterly basis we monitor the investments for impairment based on the investees’ most recent financial statements, which may not have been audited and may not have been timely provided to us. We record an investment impairment charge, which is other-than-temporary in nature, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Adverse changes in market conditions or poor operating results of underlying investments might result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge on those investments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product over a six month period. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully-reserved product until the customer is able to execute on his change over plan.

Product Warranty

Our products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon recognition of revenue in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we will have to replace products subject to a claim. For new products, we use a historical percentage for the appropriate class of product.

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

We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will not ultimately realize a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would decrease in the period in which we determined that the realization is probable.

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

Litigation and Other Loss Contingencies

We account for litigation and other loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.

Accrued Expenses

We account for accrued expenses when incurred. During April 2008, as a result of an internal review we conducted, we determined that our use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorization necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we recorded as an accrual our best estimate of the amount expected to be paid. See contingencies, prior software usage, below.

Results of Operations

Financial Data for Fiscal Years Ended June 30, 2008, 2007 and 2006.

Net Revenues

	Fiscal Years
Net Revenues by Region(1)	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Japan	$91,306	0%	$91,721	38%	$66,705
South Korea	79,608	(31)%	115,513	107%	55,742
Europe	53,801	209%	17,421	108%	8,383
Asia Pacific	32,618	(29)%	45,725	14%	40,085
Americas	605	46%	415	(21)%	527

Total net revenues	$257,938	(5)%	$270,795	58%	$171,442

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

Digital media product revenues represented substantially all of our total revenues in fiscal years 2008, 2007 and 2006. Our digital media products include integrated circuit chips used in digital television, liquid crystal display television, or LCD TV, and digital set-top boxes. Net revenues are revenues less reductions for rebates and allowances for sales returns.

The following table shows the percentage of our revenues during the fiscal years ended June 30, 2008, 2007 and 2006 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Years Ended June 30,
	2008	2007	2006

Revenue:
Samsung	29%	41%	31%
Midoriya	28%	25%	30%
Philips	19%	—	—

We had a high concentration of accounts receivable with three customers, which accounted for approximately 86% of the total gross accounts receivable at June 30, 2008. As of June 30, 2008, Samsung, Midoriya (a distributor supplying Sony) and Philips accounted for 14%, 44%, and 29%, respectively, of total gross accounts receivable. For revenues generated from Philips, our sales are principally made to three of Philips’ contract manufacturers. See Note 12 “Segment and Geographic Information and Major Customers,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Digital media product revenues decreased $12.9 million in fiscal year 2008 compared to fiscal year 2007. In fiscal year 2008, total SVP revenues decreased by $28.6 million, while SoC revenues increased by $15.7 million. Our unit sales volume of digital media products increased by 0.9% in fiscal year 2008 compared to fiscal year 2007 and the year-over-year average selling prices of these products decreased by approximately 5.6%. The decrease in digital media product revenues was primarily due to (i) the delayed introduction of our SoC products to a Korean OEM, (ii) aggressive competition in China’s DTV market, (iii) shorter life cycles for newer SVP products compared to the older versions and (iv) the slower transition from our SVP to SoC products in the second half of fiscal year 2008.

Net revenues from customers in Japan, South Korea and Europe, collectively, accounted for 87%, 83%, and 76% of our total revenues in fiscal years 2008, 2007 and 2006, respectively. On a country specific basis, net revenues from customers in Japan, South Korea, and Europe accounted for 35%, 31%, and 21%, respectively, of our total revenues for fiscal year 2008 compared to 34%, 43%, and 6%, respectively in fiscal year 2007.

During fiscal year 2008, net revenues decreased in most regions, particularly in South Korea and Asia Pacific, except Europe. Revenues in South Korea decreased primarily due to the delayed introduction of our SoC products. Asia Pacific revenues decreased primarily due to the decreased sales of SVP products and competition from the discrete image process controller market. However, revenues in Europe, our fastest growing region, more than doubled and increased by $36.4 million in fiscal year 2008 compared to fiscal year 2007. This increase resulted primarily from an increase in sales of certain SVP products sold to a major European OEM customer.

Comparison of Fiscal Year 2007 and Fiscal Year 2006

The increase in digital media product revenues in fiscal year 2007 from fiscal year 2006 was primarily attributed to the continued success of our digital media products comprising predominantly our SVP family of products in the digital television markets. Our unit sales volume of digital media products increased by 91% in fiscal year 2007 compared to fiscal year 2006, however, the year-over-year average selling prices decreased by approximately 17% over the same time period. The significant increase in digital media product revenues in fiscal year 2006 was primarily attributed to the success of our digital media products in the digital television markets. During fiscal year 2006, the volume of digital media units sold increased by more than 170% while the year-over-year average selling price declined by approximately 8%.

Revenues from customers located in Asia, primarily in South Korea, Japan and Asia Pacific, in aggregate accounted for 93% and 95% of our total revenues in fiscal years 2007 and 2006, respectively. Revenues in fiscal year 2007 increased in all regions primarily due to continued success of our standalone image process controllers largely in the digital process television markets. Revenues from Europe in fiscal year 2007 increased primarily due to the increase sales to a major OEM customer in Europe.

During the years ended June 30, 2007 and 2006, two customers each accounted for more than 10% of total revenues. Substantially all of our sales transactions were denominated in U.S. dollars during all reported periods. Approximately 48% of revenues in fiscal year 2007 were generated from sales to distributors, compared to approximately 51% of revenues in fiscal year 2006.

Gross Margin

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Gross profit	$120,026	(7)%	$129,107	47%	$87,886
Gross margin	46.5%		47.7%		51.3%

Cost of revenues include the cost of purchasing wafers manufactured by an independent foundry, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquired intangible assets.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenues. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and costs associated with operational support. Gross margin decreased 1.2 percentage points in fiscal year 2008 compared to fiscal year 2007, principally as a result of (i) a 1.1 percentage point decrease in gross margin due to the blended average selling price for our SVP product line decreasing at a faster rate than our unit cost and (ii) a 0.2 percentage point decrease in gross margin due to a product shift to a more complex technology content, such as MEMC, which has a higher royalty unit fee, partially offset by (iii) a 0.2 percentage point increase in gross margin due to a decrease in amortization of intangible assets.

The net impact on gross profit of the additions to inventory reserves and sales of previously reserved products is as follow:

	Fiscal Years
	2008	2007	2006
	(Dollars in thousands)

Additions to inventory reserves	$2,747	$2,204	$2,952
Sales of previously reserved products	(4,676)	(4,463)	(4,613)

Net increase in gross profit	$(1,929)	$(2,259)	$(1,661)

In fiscal year 2008, as shown in the table above, revenues from the sale of previously reserved products were $4.7 million or 1.8% of total revenues. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. Concurrently, we recorded additional inventory reserves for fiscal year 2008 in the amount of approximately $2.7 million.

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

We believe that the gross margins of our products will continue to decline over time as we transition from discrete image process controllers to a more competitive SoC environment. We expect ASP’s of existing products to continue to decline but overall blended ASP’s to be relatively flat to slightly up as our product mix shifts to SoC products. Our strategy is to optimize gross margins by (i) developing new and more advanced products that can add relative value to the selling price, (ii) reducing manufacturing costs by improving production yields, (iii) aggressively developing more cost effective products and (iv) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.

Comparison of Fiscal Year 2007 and Fiscal Year 2006

Gross margin decreased 3.6 percentage points in fiscal year 2007 compared to fiscal year 2006, primarily due to (i) a change in product mix and a higher concentration of lower gross margin products in fiscal year 2007, (ii) decreased revenue and average selling price from a previous generation product that had higher gross margin, and (iii) higher ramp-up costs associated with our new products which were introduced in fiscal year 2007 and in late fiscal year 2006.

In fiscal year 2007, as shown in the table above, revenues from the sale of previously reserved products were $4.5 million or 1.6% of total revenues, as compared to $4.6 million or 2.7% of total revenues in fiscal year 2006. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which in effect provided a benefit to the current income statement to the extent of the selling price. At the same time, we recorded additional inventory reserves for fiscal year 2007 in the amount of approximately $2.2 million as compared to approximately $2.9 million for fiscal year 2006.

Research and Development

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Research and development	$52,608	28%	$40,970	23%	$33,314
As a percentage of total revenues	20%		15%		19%

Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products and depreciation of property and equipment. Because the number of new designs we release to our third-party foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. We anticipate that research and development expenses will continue to increase in fiscal year 2009 as we are currently planning to continue the development of our next generation DPTV products as well as improvement of our existing products. We expect to continue to improve our product quality, expand our product lines and enter into adjacent markets.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

The increase in research and development expenses for fiscal year 2008 compared to fiscal year 2007 was primarily the result of (i) a $4.0 million increase in salary and payroll-related expenses associated with increased employee headcount in fiscal year 2008 compared to fiscal year 2007, (ii) a $3.5 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), (iii) a $1.0 million increase in depreciation expense due to the completion of our research and development center in Shanghai, China in September 2007, and (iv) a $2.7 million increase in new product development expenditures. The $2.7 million increase in new product development expenditures was attributable to a $1.4 million software license fee adjustment for prior software usage and an additional $1.3 million representing increased engineering expenses related to the new product development.

Comparison of Fiscal year 2007 and Fiscal year 2006

The increase in research and development expenses for fiscal year 2007 compared to fiscal year 2006 was primarily the result of (i) a $1.7 million increase in new product development expenditures, (ii) a $3.7 million increase in salary and payroll-related expenses associated with the hiring of additional personnel, (iii) a $1.0 million increase in depreciation and amortization expenses due to the purchase of additional property equipment and intangible assets, and (iv) a $0.2 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R).

Selling, General and Administrative

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Selling, general and administrative	$48,598	1%	$47,993	83%	$26,178
As a percentage of total revenues	19%		18%		15%

Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

The increase in selling, general and administrative expenses for fiscal year 2008 compared to fiscal year 2007 resulted principally from (i) an additional $9.6 million stock-based compensation expense primarily related to the extension of stock option exercise periods and contingent liabilities associated with vested options of certain terminated employees, (ii) a $1.2 million increase in consulting fees primarily due to the hiring of an outside consulting firm to review our operating and sales functions during the fourth quarter of fiscal year 2008, (iii) a $1.3 million increase in salaries associated with increased employee headcount compared to fiscal year 2007, partially offset by (iv) a $10.9 million decrease in professional fees and (v) a $0.8 million decrease in commissions paid to distributors’ representatives associated with decreased revenues. The primary reason for the decrease in professional fees was attributable to the September 2007 completion of our investigation into our stock option granting practices. The professional fees related to the cost of this investigation were $6.0 million for fiscal year 2008 compared to $16.8 million for fiscal year 2007.

Comparison of Fiscal Year 2007 and Fiscal Year 2006

The increase in selling, general and administrative expenses for fiscal year 2007 compared to fiscal year 2006 was primarily due to (i) increased professional fees of $18.1 million, of which $16.8 million related to the cost of the investigation into our historical stock option granting practices and the remaining $1.3 million represented legal, accounting and other professional fees incurred in connection with our business operations and (ii) increased third-party sales representative commission expenses of $3.1 million due to increased product sales. The increase in selling, general and administrative expenses as a percentage of revenues was attributable to increases in professional fees primarily relating to the cost of our investigation into our historical stock option granting practices.

Analysis of Goodwill Impairment

We performed an annual impairment assessment of the carrying value of goodwill recorded in connection with our acquisition of Trident Beijing, on March 4, 2008, as required under SFAS No. 142, Goodwill and Other Intangible Assets. We have two reporting units and perform an evaluation for the reporting unit that carries the goodwill. Upon completion of the fiscal year 2008 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of our reporting unit, determined and identified in accordance with SFAS 142, exceeded its net carrying value.

We estimated the fair value of our reporting unit primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for the reporting unit were based on discrete ten year financial forecasts developed by management for planning purposes. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuation included a reporting unit cash flow discount rate of 32%, and a terminal value growth rate of 3%.

Interest Income, Net

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Interest income, net	$6,166	26%	$4,890	113%	$2,293
As a percentage of net revenues	2%		2%		1%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds and certificates of deposits. The increase in interest income for fiscal year 2008 compared to fiscal year 2007 was primarily attributable to an increase in cash and cash equivalents on hand from $147.6 million for fiscal year 2007 to $213.3 million for fiscal year 2008, partially offset by a decrease in interest rates during fiscal year 2008.

The increases in interest income in fiscal year 2007 compared to fiscal year 2006 were primarily attributable to an increase in cash balances in fiscal years 2007 and 2006, and to a lesser extent to an improvement in interest rates. The amount of interest income we earn varies directly with the amount of our cash and cash equivalents balances and prevailing interest rates.

Impairment Loss on UMC Investment

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Impairment loss on UMC investment	$(6,480)	(100)%	$0	0%	$0
As a percentage of net revenues	(3)%		0%		0%

Impairment loss on UMC investment represents an impairment charge when a decline in the fair value of an investment below our cost basis is determined to be other-than-temporary. For the fiscal year ended June 30, 2008, we recorded an impairment charge of $6.5 million to reflect the decrease in carrying value of the UMC securities we hold. We determine whether an impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A, as well as Note 2 “Investments and Related Party Transactions,” of Notes to the Consolidated Financial Statements in Item 8 for more detailed information on this impairment charge. The estimated fair value of the UMC investment could decrease or increase significantly in the future based on market conditions and we may be required to record additional losses for impairment if we determine there are further declines in fair value. There were no impairment charges recorded for the UMC investment in fiscal years 2007 and 2006, respectively.

Other Income (Expense), Net

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Other income (expense), net	$445	(77)%	$1,947	15,077%	$(13)
As a percentage of net revenues	0.2%		0.7%		0.0%

Other income (expense), net primarily represents dividend income received from our investments, gains or losses from sale of our investments, and the foreign currency remeasurement gain or loss. The decrease in other income (expense), net for fiscal year 2008 compared to fiscal year 2007, was primarily attributable to (i) a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar, partially offset by (ii) a $0.8 million increase in dividend income received from available-for-sale securities and (iii) a $0.8 million increase in gains from the sale of available-for-sale securities.

The increase in other income (expense) net in fiscal year 2007 compared to fiscal year 2006 was primarily attributable to (i) an increase in dividends of $1.0 million received from UMC, (ii) an increase in net currency transaction gains of $0.2 million due to weakness of the U.S. dollar and (iii) a $0.2 million gain on the sale of our investment in Afa Technologies, Inc. in fiscal year 2007.

Provision for Income Taxes

	Fiscal Years
	2008	Change	2007	Change	2006

Income tax provision	8,799	(89)%	16,673	62%	6,317
Effective tax rate	46%	11%	35%	14%	21%

A provision for income taxes of $8.8 million, $16.7 million and $6.3 million was recorded for fiscal years 2008, 2007 and 2006, respectively. The increase in our effective tax rate from fiscal year 2007 to fiscal year 2008 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The increase in our effective tax rate from fiscal year 2006 to fiscal year 2007 was primarily due to increased profits generated from our operations in foreign jurisdictions where we were subject to tax and the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group.

Cumulative Effect of Change in Accounting Principle

	Fiscal Years
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)

Cumulative effect of change in accounting principle, net of tax	$—	(100)%	$(190)	(110)%	$1,819

In fiscal year 2007, we adopted Emerging Issue Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences,” or EITF 06-2, which addressed the accounting for sabbatical leave and other similar benefits and recorded a cumulative charge from change in accounting principle totaling $0.2 million, net of tax. In fiscal year 2006, the adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at the end of each year were as follows:

	June 30,	June 30,	Increase/
	2008	2007	(Decrease)
	(Dollars in millions)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$213.3	$147.6	$65.7
Short-term investments	26.7	51.7	(25.0)

Total	$240.0	$199.3	$40.7

At June 30, 2008, approximately $61 million or 25% of our total cash, cash equivalents and short-term investments, was held in the United States. The remaining balance, representing approximately $179 million, or 75% of total cash, cash equivalents and short-term investments, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.

Our primary cash inflows and outflows for fiscal years 2008, 2007 and 2006 were as follows:

	Fiscal Years
	2008	2007	2006
	(In millions)

Net cash flow provided by (used in):
Operating activities	$57.9	$62.1	$60.8
Investing activities	1.7	(17.7)	(5.4)
Financing activities	6.1	0.1	10.0

Net increase in cash and cash equivalents	$65.7	$44.5	$65.4

Operating Activities

Cash provided by operating activities is net income adjusted for non-cash items and change in assets and liabilities. The decrease in cash provided by operating activities in fiscal year 2008 compared to fiscal year 2007 was primarily due to lower net income, larger decreases in accounts payable, and accrued expenses and other liabilities, largely offset by larger decreases in accounts receivable, inventories and non-cash stock-based compensation expense.

For fiscal year 2007 compared to fiscal year 2006, cash provided by operating activities increased slightly, as higher net income, a reduced increase in inventories and a decrease in prepaid expense and other current assets, was largely offset by increased accounts receivable and significantly smaller increases in accounts payable and accrued expenses.

On our consolidated balance sheet as of June 30, 2008, accounts receivable decreased primarily due to sales demand decreases that also led to decreased inventories. Accounts payable decreased due to decreased manufacturing activities and inventory purchases as well as the general timing of payments. Accrued expenses significantly decreased primarily due to payment of professional fees relating to the completion of our investigation into our historical stock option granting practices and related accounting.

Investing Activities

Cash flows from investing activities consist primarily of the purchases and sales of available-for-sale investments, capital expenditures, purchases of intellectual property, purchases of stock of privately-held companies and the acquisition of a business. The increase in net cash provided by investing activities in fiscal year 2008 compared to fiscal year 2007 was primarily attributable to (i) $11.4 million less cash paid for purchases of property and equipment due to the completion of our new research and development building in Shanghai, China in September 2007, (ii) a $6.1 million increase in cash from the sale of available-for-sale investments, (iii) a $7.8 million increase in cash proceeds from the UMC capital reduction, partially offset by (iv) $2.0 million cash paid for the acquisition of Trident Beijing, and (v) a $4.3 million decrease in cash from the purchase of intellectual property and software licenses.

The increase in net cash used in investing activities in fiscal year 2007 compared to fiscal year 2006 was primarily due to cash payments totaling approximately $15.1 million for constructing our new research and development building in Shanghai, China, which was completed in September 2007. We also received cash proceeds of $1.2 million from the sale of stock of Afa Technologies, Inc. in fiscal year 2007.

Financing Activities

Cash flows from financing activities consist of cash proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The increase in cash provided by financing activities in fiscal year 2008 compared to fiscal year 2007 was primarily attributable to (i) a $4.7 million increase in cash proceeds from the issuance, during fiscal year 2008, of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007 and (ii) the absence during fiscal year 2008 of $1.5 million of net cash payments to employees that was paid in fiscal year 2007 in connection with the amendment of options to meet the requirements of the United States Internal Revenue Code Section 409A (“Section 409A”), offset by (iii) a $0.3 million decrease in excess tax benefit from stock-based compensation in fiscal year 2008.

The decrease in net cash provided by financing activities in fiscal year 2007 compared to fiscal year 2006 was due to (i) a $7.5 million decrease in cash proceeds from issuance of common stock to employees resulting from employees’ temporary inability to exercise vested options, (ii) a $0.9 million decrease in excess tax benefit from stock-based compensation, and (iii) $1.5 million of net cash paid to employees in connection with the amendment of options to meet the requirements of Section 409A.

Liquidity

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash, cash equivalents and short-term investments is held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. We believe our current reserves are adequate.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in millions)

Contractual Obligations
Operating Leases(1)	$1.1	$1.7	$0.1	$—	$2.9
Purchase Obligations(2)	9.8	0.7	—	—	10.5

Total	$10.9	$2.4	$0.1	$—	$13.4

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, Hong Kong, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of June 30, 2008.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

As of June 30, 2008, long-term income tax payable under FIN 48 was $21.6 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2008 presented above.

Contingencies

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors appointed the SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.

Regulatory Actions

The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the Securities and Exchange Commission on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.

Special Litigation Committee

As discussed in the section “Modification of Certain Options” of Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements, on September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options.

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the fiscal year ended June 30, 2008, we recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of these five former employees.

On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) our written permission. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during the fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

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

Prior Software Usage

During April 2008, as a result of an internal review we conducted, we determined that our use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorization necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $1.4 million as our best estimate of the amount expected to be paid. The amount was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Research and Development Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal year 2009. We do not expect the adoption of the provisions of SFAS No. 157 to have a material effect on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in the first quarter of fiscal year 2009. We do not expect the adoption of the provisions of SFAS No. 159 to have a material effect on our consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 141R may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from our equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in the first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 160 may have on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 to have a material effect on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS 161 in the first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 160 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of General Accepted Accounting Principles. SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accounting accepted principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. We do not expect that this Statement will result in a change in any of our current accounting practices.

In May 2008, the FASB Staff Position (FSP) issued SFAS 142-3, Determination of the Useful Life of Intangible Assets, to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141, Business Combinations, and other U.S. GAAP. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application encouraged. We will adopt SFAS 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 160 may have on our consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.

Foreign currency exchange rate risk

We currently have operations in the United States, Taiwan, China, Hong Kong and Japan. The functional currency of all our operations is the U.S. dollar. However, approximately $179 million or 75% of our cash, cash equivalents, and short-term investments (including investments in UMC) are held outside the United States, primarily in Hong Kong. In addition, income taxes payable in foreign jurisdictions are denominated in foreign currencies and are subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.

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

Interest rate risk

We currently maintain our cash equivalents primarily in money market funds, certificates of deposit and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, we have approximately $213.3 million in cash and cash equivalents, of which $37.3 million is cash, $132.4 million is money market funds and $43.6 million is certificates of deposit. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

Investment risk

We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in foreign and domestic technology companies and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which these companies participate. During the fiscal year ended June 30, 2008, we wrote down our UMC investment from $33.1 million to $26.6 million as a result of recording an other-than-temporary impairment charge of $6.5 million. We will continue to monitor this investment for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our income and cash flows. However, the existence of a number of external factors such as continued market volatility, credit crunch, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.

We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors. As of June 30, 2008, the balance of our long-term equity investments in privately-held companies was approximately $2.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Net Revenues	$257,938	$270,795	$171,442
Cost of revenues	137,912	141,688	83,556

Gross profit	120,026	129,107	87,886
Operating expenses:
Research and development	52,608	40,970	33,314
Selling, general and administrative	48,598	47,993	26,178

Total operating expenses	101,206	88,963	59,492

Income from operations	18,820	40,144	28,394
Interest income	6,166	4,890	2,293
Impairment loss on UMC investment	(6,480)	—	—
Other income (expense), net	445	1,947	(13)

Income before provision for income taxes and cumulative effect of change in accounting principle	18,951	46,981	30,674
Provision for income taxes	8,799	16,673	6,317

Income before cumulative effect of change in accounting principle	10,152	30,308	24,357
Cumulative effect of change in accounting principle, net of tax	—	(190)	1,819

Net income	$10,152	$30,118	$26,176

Net income per share — Basic:
Income before change in accounting principle	0.17	0.52	0.45
Cumulative effect of change in accounting principle	—	—	0.03

Net income per share — Basic	0.17	0.52	0.48

Net income per share — Diluted:
Income before change in accounting principle	0.16	0.48	0.39
Cumulative effect of change in accounting principle	—	—	0.03

Net income per share — Diluted	$0.16	$0.48	$0.42

Shares used in computing net income per share — Basic	59,367	57,637	54,822

Shares used in computing net income per share — Diluted	62,751	63,380	62,526

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2008	2007
	(In thousands,
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$213,296	$147,562
Short-term investments	26,704	51,744
Accounts receivable, net of allowances for sales returns of $300 and $1,101 in 2008 and 2007, respectively	4,510	9,161
Inventories	8,680	16,263
Prepaid expenses and other current assets	12,863	13,668

Total current assets	266,053	238,398
Property and equipment, net	23,425	19,581
Intangible assets, net	8,428	12,845
Goodwill	1,432	—
Other assets	9,977	13,055

Total assets	$309,315	$283,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,889	$19,313
Accrued expenses and other	22,910	24,605
Income taxes payable	16,309	36,171

Total current liabilities	50,108	80,089
Long-term income taxes payable	21,579	—
Deferred income tax liabilities	370	1,942

Total liabilities	72,057	82,031

Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 61,238 and 57,748 shares issued and outstanding at June 30, 2008 and 2007, respectively	61	58
Additional paid-in capital	208,299	179,390
Retained earnings	28,950	18,798
Accumulated other comprehensive income (loss)	(52)	3,602

Total stockholders’ equity	237,258	201,848

Total liabilities and stockholders’ equity	$309,315	$283,879

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$10,152	$30,118	$26,176
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	190	(1,819)
Stock-based compensation expense	24,270	15,607	13,183
Excess tax benefit from stock-based compensation	(561)	(855)	(1,742)
Depreciation and amortization	5,354	1,501	1,230
Increase (decrease) in allowance for sales returns	(801)	(374)	1,062
Amortization of intangible assets	5,725	6,345	5,469
Loss on disposal of property and equipment	52	59	106
Impairment loss on investment in UMC	6,480	—	—
(Gain) loss on sales of investments	(969)	(216)	560
Deferred income taxes	(722)	1,179	(1,378)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,466	(4,509)	976
Inventories	7,583	(1,622)	(11,906)
Prepaid expenses and other current assets	6,088	5,742	(2,728)
Accounts payable	(8,902)	384	12,788
Accrued expenses and other liabilities	(3,574)	2,398	11,560
Income taxes payable	2,273	6,145	7,259

Net cash provided by operating activities	57,914	62,092	60,796

Cash flows from investing activities:
Purchases of property and equipment	(6,246)	(17,690)	(2,633)
Purchases of stock of privately held companies	—	(500)	(1,492)
Proceeds from the capital reduction of UMC investment	7,829	—	—
Proceeds from sale of available-for-sale investments	6,079	—	—
Proceeds from sale of investments in private companies	1,056	1,228
Acquisition of businesses, net of cash acquired	(1,960)	—	—
Other assets	(5,070)	(748)	(1,189)
Proceeds from sale of property, plant and equipment	48	—	—
Purchase of minority interest in subsidiary	—	—	(61)

Net cash provided by (used in) investing activities	1,736	(17,710)	(5,375)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	5,523	805	8,285
Excess tax benefit from stock-based compensation	561	855	1,742
Net cash settlements of stock options in connection with IRC Section 409A	—	(1,526)	—

Net cash provided by financing activities	6,084	134	10,027

Net increase in cash and cash equivalents	65,734	44,516	65,448
Cash and cash equivalents at beginning of year	147,562	103,046	37,598

Cash and cash equivalents at end of year	$213,296	$147,562	$103,046

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,219	$2,080	$44

Supplemental schedule of non-cash investing and financing activities:
Accrued expense for Shanghai building	$(208)	$—	$—

Prepaid taxes in connection with intercompany profit on assets remaining within consolidated group	$—	$20,583	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity
				(In thousands)

Balance at June 30, 2005	51,840	$52	$164,610	$(23,187)	$(37,496)	$5,341	$109,320
Net income	—	—	—	—	26,176	—	26,176
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	(23,187)	23,187	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	—	(3,222)	(3,222)

Comprehensive income							22,954

Shares issued pursuant to stock awards, net	5,366	5	8,272	—	—	—	8,277
Stock-based compensation expense	—	—	13,183	—	—	—	13,183
Tax benefit from stock-based compensation	—	—	1,742	—	—	—	1,742
Cumulative effect of change in accounting principle, net of tax	—	—	(1,819)	—	—	—	(1,819)

Balance at June 30, 2006	57,206	57	162,801	0	(11,320)	2,119	153,657
Income before cumulative effect of change in accounting principle	—	—	—	—	30,308	—	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(190)	—	(190)
Unrealized gains on investments, net of tax	—	—	—	—	—	1,483	1,483

Comprehensive income							31,601

Shares issued pursuant to stock awards, net	542	1	804	—	—	—	805
Stock-based compensation expense	—	—	15,607	—	—	—	15,607
Tax benefit from stock-based compensation	—	—	1,704	—	—	—	1,704
Net cash settlement of stock options in connection with IRC Section 409A	—	—	(1,526)	—	—	—	(1,526)

Balance at June 30, 2007	57,748	$58	$179,390	—	$18,798	$3,602	$201,848

Net income	—	—	—	—	10,152	—	10,152
Unrealized loss on investments, net of tax	—	—	—	—	—	(3,654)	(3,654)

Comprehensive income							6,498

Shares issued pursuant to stock awards, net	3,490	3	5,520	—	—	—	5,523
Stock-based compensation expense	—	—	24,270	—	—	—	24,270
Net cash settlement of stock options	—	—	(1,274)	—	—	—	(1,274)
Tax benefit from stock-based compensation	—	—	393	—	—	—	393

Balance at June 30, 2008	61,238	$61	$208,299	—	$28,950	$(52)	$237,258

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Since June 2003, the Company has focused its business primarily in the digitally processed televisions (“DPTV”) market and related areas. The Company conducts this business primarily through its Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by both Trident Microsystems, Inc. and its subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or Trident Beijing. In March 2008, the Company acquired a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which was renamed as Trident Beijing subsequent to its acquisition (See Note 11, “Business Combinations,” Notes to Consolidated Financial Statements, for details). Operations and field application engineering support and certain sales activities are conducted through the Company’s Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. Trident Multimedia Systems, Inc. (“TMS”) was inactive at June 30, 2008. Trident Technologies, Inc. (“TTI”), which was 99.9% owned by Trident at June 30, 2008, is in the process of being dissolved.

The Company sells its products primarily to digital television original equipment manufacturers, or OEMs, in Japan, South Korea, Europe and Asia Pacific, either directly or through their supplier channels. The Company considers these OEMs to be its customers.

Principles of Consolidation

The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation.

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

Foreign Currency Remeasurement

The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Sales and purchase transactions are generally denominated in U.S. dollars. The Company has not engaged in hedging transactions to reduce its foreign currency exposure to such fluctuations; however, it may take action in the future to reduce its foreign exchange risk. Gains and losses from foreign currency remeasurements are included in “Other income (expenses), net” in the Consolidated Statements of Operations. The Company recorded foreign currency remeasurement losses of $2.4 million and $0.6 million for the fiscal years ended June 30, 2008 and 2007,

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The foreign currency exchange net loss was not material for fiscal year 2006. The net foreign currency remeasurement loss of $2.4 million in the fiscal year ended June 30, 2008 included a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments in money market funds and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase.

Investments

The Company’s investments comprise publicly traded equity securities and privately-held securities. At June 30, 2008 and 2007, the Company’s investments in publicly traded equity securities were classified as available-for-sale. These investments are recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive income (loss), net of tax. The average method is used to determine the cost basis of publicly traded equity securities disposed of. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses were other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company also has investments in privately-held companies, which are considered as long-term investments. These investments are included in “Other assets” in the Consolidated Balance Sheets and are primarily carried at cost. As of June 30, 2008 and 2007, the aggregate carrying value of all long-term investments is $2.1 million and $3.1 million, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

Concentrations of Credit Risk and Other Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company has not experienced any losses on its cash and cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company establishes a sales returns allowance based primarily on historical sales returns, analysis of credit memo data and other known factors at that time.

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

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both in the United States and overseas; demand for the Company’s products; the

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timely introduction of new products; implementation of new manufacturing technologies; the ability to safeguard patents and intellectual property in a rapidly evolving market; and the reliance of the wafer fabrication manufacturer. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms. The Company’s Shanghai office building is depreciated over a twenty year life. Construction in progress is not subject to depreciation until the asset is placed in service. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income from operations. Depreciation expense was $2.5 million, $1.5 million, and $1.1 million for fiscal years 2008, 2007 and 2006, respectively.

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

Goodwill and Purchased Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired.

Acquired intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives acquired from the purchase of the minority interest of Trident’s TTI subsidiary are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The remaining acquired intangible assets with finite lives are amortized over their estimated useful lives of approximately one to four years using the straight-line method. The Company did not recognize any impairment loss for purchased intangible assets in fiscal years 2008, 2007 and 2006.

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the reporting units is based on the present value of estimated future cash flows of the reporting units. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has two reporting units. The Company performed evaluations for the reporting unit that carried goodwill in the fourth quarter of fiscal year 2008 and determined that goodwill was not impaired.

Sabbatical Leave

The Company accounts for sabbatical leave and other benefits in accordance with Emerging Issue Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for compensated absences,” or EITF 06-2, which addresses the accounting for sabbatical leave and other similar benefits. During fiscal year 2007, the Company recorded a cumulative charge from change in accounting principle totaling $0.2 million, net of tax.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company records estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed its estimates.

A significant amount of the Company’s revenue is generated through its distributors under agreements allowing for pricing protection and/or rights of return. During fiscal years 2008, 2007 and 2006, approximately 49%, 48% and 51%, respectively, of revenues were recognized upon sales through distributors. Sales to distributors, which may be subject to rights of return and price protection, are deferred and only recognized when these rights expire or upon sale and shipment to the end user customers.

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

The Company also records a reduction to revenue by establishing a sales returns allowance for estimated product returns based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular fiscal period exceed historical return rates, the Company may determine that additional sales returns allowances are required to properly reflect its estimated exposure for product returns.

Contract revenues related to research and development services are recognized as the related services are performed in accordance with the performance requirements of such contracts.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s financial statements for the fiscal years ended June 30, 2008, 2007, and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal years ended June 30, 2008, 2007, and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to use the straight-line method to expense the value of stock-based compensation attributable to all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.

Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, except for the performance-based restricted stock award with market condition granted under the 2006 Plan during the second quarter of fiscal year 2008, for which the Company elected to use a Monte Carlo valuation methodology to value the award. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 8, “Employee Stock Plans,” of the Notes to the Consolidated Financial Statements for a detailed discussion of SFAS 123(R).

In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards,” as of June 30, 2006, the Company elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R). The Company has also elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

In fiscal year 2006, the Company’s adoption of SFAS 123(R) resulted in a cumulative benefit from change in accounting principle of $1.8 million net of tax, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to July 1, 2005.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

Research and development costs are expensed as incurred. These costs primarily include employees’ compensation, consulting fees, software licensing fees and tape-out expenses.

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

On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued in June 2006. See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements for a discussion of the impact of FIN 48 in the Company’s consolidated financial statements. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position that, based on the technical merits of the position, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step relates to recognition, where the Company has to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not-recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption is to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In the period of its initial adoption, the Company did not have such differences as described above.

Net Income per Share

The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income per share is computed by dividing net income by the

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

Segment Reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer.

The Company designs, develops and markets integrated circuits and associated software for digital media applications. The Company has one reportable segment — digital media solutions.

Comprehensive Income

Comprehensive income is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Unrealized gains and losses on investments are comprehensive income (loss) items applicable to the Company, and are reported as a separate component of equity as “Accumulated other comprehensive income (loss).”

Reclassifications

The Company has revised the classification of certain amounts from “Research and development” to “Cost of revenues” to conform to the current year presentation. The Company reclassified $3.5 million and $0.5 million of expenses from “Research and Development” to “Cost of Revenues”, respectively, for fiscal years 2007 and 2006. The following table summarizes the amounts as previously reported and as revised:

	Year Ended
	June 30, 2007
	As Reported	Revised
	(Dollars in thousands)

Cost of revenues	$138,142	$141,688
Gross Profit	132,653	129,107
Research and development	44,516	40,970
Total operating expenses	92,509	88,963

	Year Ended
	June 30, 2006
	As Reported	Revised

Cost of revenues	$83,061	$83,556
Gross Profit	88,381	87,886
Research and development	33,809	33,314
Total operating expenses	59,987	59,492

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has reclassified $1.4 million and $0.5 million of certain prior period balances from Accounts Payable to Accrued Expenses, for fiscal years 2007 and 2006, respectively.

Product Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon revenue recognition in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product.

Advertising Expense

Advertising costs are expensed when incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal year 2009. The Company does not expect its adoption of the provisions of SFAS No. 157 to have a material effect on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in the first quarter of fiscal year 2009. The Company does not expect its adoption of the provisions of SFAS No. 159 to have a material effect on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is currently evaluating the impact SFAS 141R may have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 160 may have on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect its adoption of the provisions of FSP SFAS No. 157-1 and FSP SFAS No. 157-2 to have a material effect on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS 161 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 161 may have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of General Accepted Accounting Principles. SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accounting accepted principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company does not expect that this Statement will result in a change in any of its current accounting practices.

In May 2008, the FASB Staff Position (FSP) issued SFAS 142-3, Determination of the Useful Life of Intangible Assets, to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141, Business Combinations, and other U.S. GAAP. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application encouraged. The Company will adopt SFAS 142-3 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 142-3 may have on its consolidated financial position, results of operations and cash flows.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	INVESTMENTS AND RELATED PARTY TRANSACTIONS

The following tables summarize the Company’s available-for-sale securities:

	As of June 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Historical Cost	Gains	Losses	Value
	(Dollars in thousands)

Short-term Investments
Corporate equity securities	$26,756	$—	$(52)	$26,704

Total short-term investments	$26,756	$—	$(52)	$26,704

	As of June 30, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Historical Cost	Gains	Losses	Value
	(In thousands)

Short-term investments
Corporate equity securities	$46,104	$5,640	$—	$51,744

Total short-term investments	$46,104	$5,640	$—	$51,744

Short-term investments

United Microelectronics Corporation

On August 23, 2007, United Microelectronics Corporation (“UMC”) announced a capital reduction to its shareholders of record on September 30, 2007, which was effectively a reverse stock split and a cash distribution. On October 9, 2007, the Company received a $7.8 million cash distribution. Due to a continuous decrease in the UMC stock price throughout the fiscal year 2008, the fair value of the UMC investment was lower than its adjusted historical cost, after the cash distribution on October 9, 2007. On May 16, 2008, the Company sold 8.1 million shares of UMC common stock for net proceeds of $5.2 million and recorded a loss on sale of $0.1 million in “Other income (expense), net” in the Consolidated Statements of Operations.

As the fair value of UMC’s stock price continued to decrease, the $26.6 million fair value of the remaining 50.2 million shares of UMC held by the Company as of June 30, 2008 was lower than the historical cost of the $33.1 million. The Company reviewed its investment in UMC in accordance with SFAS No. 115, Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment is “temporary” or “other-than-temporary.” The Company determined that the $6.5 million difference between the fair value and the historical cost of the UMC investment represented an other-than-temporary impairment and therefore recorded the amount as an “Impairment loss on UMC investment” in its Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

Long-term investments

Related Party Transactions

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

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, Mr. Lin and Dr. Chang was 13.6% of the total outstanding shares of Nanovata’s common stock. The Company’s investment is accounted for under the cost method. On January 31, 2008, the Company sold the entire $0.5 million investment in Nanovata on the same terms as other holders of Nanovata’s Series A Preferred Stock and received cash proceeds equal to the amount of initial investment.

In March 2005, the Company made a $1.1 million investment in Afa Technologies, Inc. (“Afa”). In March 2005, Dr. Jung-Herng Chang, the Company’s former President, also made a $150,000 indirect investment in Afa’s common stock. The combined ownership in Afa is less than 10% of the total outstanding shares of Afa’s common stock. The Company’s investment is accounted for under the cost method. In March 2007, the Company sold its investment in Afa Technologies, Inc. for approximately $1.2 million.

3.	BALANCE SHEET COMPONENTS

	June 30,
	2008	2007
	(Dollars in thousands)

Cash and cash equivalents
Cash	$37,295	$81,774
Money market funds	132,419	22,478
Certificates of deposit	43,582	43,310

Total cash and cash equivalents	$213,296	$147,562

Inventories:
Work in process	$4,170	$9,416
Finished goods	4,510	6,847

Total inventories	$8,680	$16,263

Property and equipment, net:
Building and leasehold improvements	$18,738	$1,044
Machinery and equipment	8,773	6,283
Software	3,319	3,599
Furniture and fixtures	1,465	974
Construction in progress	103	15,148

	32,398	27,048
Accumulated depreciation and amortization	(8,973)	(7,467)

Total property and equipment, net	$23,425	$19,581

Accrued expenses and other :
Compensation and benefits	$5,927	$6,644
Royalties	1,014	$2,838
Professional fees	1,572	4,269
Deferred revenue less cost of revenue	1,274	1,448
Prior software usage(1)	1,387	—
Contingent liabilities on certain option modification(2)	4,336	—
Others	7,400	9,406

Total accrued expenses	$22,910	$24,605

(1)	See Note 6, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements

(2)	See Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

The increase in goodwill and purchased intangible assets during the fiscal year ended June 30, 2008, compared to the same period ended June 30, 2007, resulted primarily from the acquisition of Tiside on March 4, 2008. See Note 11, “Business Combinations,” of Notes to Consolidated Financial Statements below.

The carrying values of the Company’s amortized acquired intangible assets as of the fiscal years ended June 30, 2008 and 2007, respectively, are as follows:

	2008			2007
	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Core and developed technologies	$24,587	$(17,129)	$7,458	$23,694	$(11,991)	$11,703
Customer relationships	2,521	(1,561)	960	2,120	(978)	1,142
Tradename	14	(4)	10	—	—	—

Total	$27,122	$(18,694)	$8,428	$25,814	$(12,969)	$12,845

Amortization of core and developed technologies is recorded in cost of revenues, and the amortization of customer relationships is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	2008	2007	2006
	(Dollars in thousands)

Reported as:
Cost of revenues	$5,138	$5,742	$5,128
Selling, general and administrative	587	603	341

Total	$5,725	$6,345	$5,469

As of June 30, 2008, the Company estimates the amortization expense of acquired intangible assets for fiscal years 2009 through 2012, to be as follows: $4.0 million, $2.5 million, $1.5 million, and $0.4 million, respectively.

5.	GUARANTEES

The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time usually between 90 days and one year.

The following table reflects the changes in the Company’s accrued product warranty during the fiscal years ended June 30, 2008, 2007, and 2006:

	2008	2007	2006
	(Dollars in thousands)

Accrued product warranty, beginning of fiscal year	$800	$1,082	$—
Charged to (reversal of) cost of revenues	(372)	1,171	1,190
Actual product warranty expenses	(172)	(1,453)	(108)

Accrued product warranty, end of fiscal year	$256	$800	$1,082

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	COMMITMENTS AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2012. At June 30, 2008, future minimum lease payments under these non-cancelable operating leases from fiscal years 2009 to 2012 were as follows: $1.1 million, $1.0 million, $0.7 million and $0.1 million, respectively. Rental expense for the years ended June 30, 2008, 2007 and 2006 was $1.5 million, $2.0 million, and $3.5 million, respectively.

Purchase Commitments

At June 30, 2008, the Company had purchase commitments in the amount of $10.5 million that were not included in the consolidated balance sheet at that date. Of this amount, $6.5 million represents purchase commitments by the Company from UMC, our principal foundry. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

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

Regulatory Actions

The Department of Justice (“DOJ”) is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation by the Securities and Exchange Commission on the same issues. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ investigations. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business. In addition, the Company’s 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.

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

Prior Software Usage

During April 2008, as a result of an internal review it conducted, the Company determined that its use of certain third party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. The Company has negotiated and intends to continue negotiating new license agreements in order to obtain the rights and authorization necessary to meet its current software usage requirements. The Company believes that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from the Company relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, the Company has recorded $1.4 million as its best estimate of the amount expected to be paid. The amount was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Research and Development Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

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

Preferred Shares Rights

On July 24, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”). Pursuant to the Agreement, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, par value $0.001 (“Common Shares”) of the Company as of August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in Trident in the event of an unsolicited attempt by an acquirer to take over Trident, in a manner or terms not approved by Trident’s Board of

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of Trident at an exercise price of $16.67.

On July 23, 2008, the Board approved an amendment to the Original Rights Agreement pursuant to an Amended and Restated Rights Agreement dated as of July 23, 2008 (the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement (i) extended the Final Expiration Date, as defined in the Original Rights Agreement, through July 23, 2018; (ii) adjusted the number of shares of Series A Preferred Stock (“Preferred Shares”) issuable upon exercise of each Right from one one-hundredth to one one-thousandth; (iii) changed the purchase price (the “Purchase Price”) of each Right to $38.00; and (iv) added a provision requiring periodic evaluation (but at least every three years after July 23, 2008) of the Amended and Restated Rights Agreement by a committee of independent directors to determine if maintenance of the Amended and Restated Rights Agreement continues to be in the best interests of the Company and its stockholders.

Comprehensive Income (Loss)

Under SFAS No. 130, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to stockholders’ equity. As of June 30, 2008 and June 30, 2007, the components of accumulated other comprehensive income (loss) related to accumulated unrealized gains and losses, net of tax, totaled $(0.1) million and $3.6 million, respectively, on the Company’s investments. During the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded unrealized (losses) gains on investments, net of tax, totaling (3.7) million, $1.5 million, and $(3.2) million, respectively.

8.	EMPLOYEE STOCK PLANS

Equity Incentive Plans

The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of June 30, 2008, the Company had three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Tridents’ Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 4,350,000 shares to 8,350,000 shares, which was subsequently approved in a special stockholders’ meeting on May 16, 2008. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to five years following the date of grant.

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

Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the fiscal years 2008, 2007 and 2006 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to use the straight-line method to expense the value of stock-based compensation attributable to all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.

Valuation Assumptions

Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, except for the performance-based restricted stock award with market condition granted under the 2006 Plan during the second quarter of fiscal year 2008, for which the Company elected to use a Monte Carlo valuation methodology to value the award.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the fiscal years 2008, 2007 and 2006, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans
	2008	2007	2006

Year Ended June 30,
Expected terms (in years)	4.20	4.25	5.00
Volatility	52.25%	61.92%	68.81%
Risk-free interest rate	3.97%	4.77%	4.14%
Expected dividend rate	—	—	—
Weighted average fair value	$5.04	$10.65	$10.37

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

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis.

Stock-Based Compensation Expense

The following table summarizes the impact of recording stock-based compensation expense under SFAS 123(R) for the fiscal years ended June 30, 2008, 2007 and 2006. The Company has not capitalized any stock-based compensation expense in inventory for the fiscal year ended June 30, 2008, 2007, and 2006 as such amounts were immaterial.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Cost of revenues(1)	$763	$896	$261
Research and development(1)	12,418	8,901	8,764
Selling, general and administrative	15,424	5,810	4,158

Total stock-based compensation expense	$28,605	$15,607	$13,183

(1)	The amounts included in fiscal years 2007 and 2006 reflect the reclassification of certain prior period balances from “Research and development” to “Cost of revenues” to conform to the current year presentation.

During fiscal year 2008, total stock-based compensation expense recognized in income before taxes was $28.6 million and there was no recognized tax benefit. During the fiscal years 2007 and 2006, total stock-based compensation expense recognized in income before taxes were $15.6 million and $13.2 million, respectively, and

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the related recognized tax benefit was $1.7 million for the fiscal year 2007, and there was no recognized tax benefit for fiscal year 2006. Among the $15.4 million selling, general and administrative expenses for the fiscal year ended June 30, 2008, $4.3 million was related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed below in “Modification of Certain Options.”

The following table summarizes the Company’s stock option activities for the fiscal years ended June 30, 2006, 2007 and 2008:

	Shares	Options Outstanding
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
	(In thousands, except per share amounts)

Balance at June 30, 2005	3,336	12,770	$1.65
Additional shares reserved	4,350	—	—
Plan shares expired	(161)	—	—
Options granted	(2,423)	2,423	12.99
Options exercised	—	(5,366)	1.54
Options cancelled, forfeited or expired	233	(233)	3.43

Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(622)	—	—
Restricted stock granted(1)	(380)	—	—
Options granted	(1,553)	1,553	20.17
Options exercised	—	(541)	1.49
Options cancelled, forfeited or expired	804	(804)	8.34

Balance at June 30, 2007	3,584	9,802	$6.82
Options increase under 2006 Plan	4,000
Plan shares expired	(594)	—	—
Restricted stock granted(1)	(1,273)	—	—
Restricted stock cancellation(1)	192
Options granted	(1,870)	1,870	10.60
Options exercised	—	(2,778)	2.01
Options cancelled, forfeited or expired	1,369	(1,369)	10.58

Balance at June 30, 2008	5,408	7,525	$8.94

Vested and expected to vest at June 30, 2008		7,097	$8.74

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.

At June 30, 2008, 2007 and 2006, the total number of stock options exercisable was approximately 3,817,000, 4,879,000, and 2,660,000, respectively.

All options granted under TTI’s Plan were granted at exercise prices below the fair market value of the TTI common stock on the date of grant. The options held by TTI option holders were assumed in connection with the acquisition of the minority interests (See Note 11, “Business Combination,” of Notes to Consolidated Financial Statements below), and as a result, non-qualified options to purchase approximately 5.6 million Trident common stock shares were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a contractual term of ten years from the date of the original grant by TTI). Of the 5.6 million Trident common shares issued, approximately 1.4 million were granted to employees during fiscal year 2005 and the

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance were outstanding at the beginning of the fiscal year. Additionally, during fiscal year 2005, an equivalent of 1.0 million shares of Trident common stock were issued upon exercise of TTI options and then exchanged for Trident common stock and 0.2 million shares were cancelled.

During the fiscal years ended June 30, 2008, 2007 and 2006, the total pre-tax intrinsic value of stock options exercised was $6.1 million, $11.2 million, and $105.5 million, respectively. The following table summarizes information about the Company’s stock options outstanding and exercisable at June 30, 2008 (in thousands except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(in Years)	Price	Shares	Price

$0.78 — $1.41	2,081	5.4	$0.94	1,703	$0.98
$1.44 — $8.75	1,928	7.0	$4.20	1,034	$2.87
$8.99 — $15.23	1,922	7.7	$12.99	633	$12.41
$15.34 — $28.15	1,594	8.6	$20.23	447	$20.26

Total	7,525	7.1	$8.94	3,817	$5.65

The aggregate intrinsic value of options outstanding at June 30, 2008 was $7.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the $3.65 per share closing price of Trident’s common stock on June 30, 2008, which would have been received by the option holders had all option holders exercised and sold their options on that date.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at June 30, 2008 was $7.0 million and 7.1 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at June 30, 2008 was $6.1 million and 5.8 years, respectively. The aggregate intrinsic value is calculated based on the closing price of Trident’s common stock for all in-the-money options on June 30, 2008.

As of June 30, 2008, there was $24.6 million of total unrecognized compensation cost related to stock options granted under all Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity for Trident’s restricted stock awards, or RSAs, and restricted stock units, or RSUs, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively:

		Weighted Average
		Grant-Date Fair
	Shares	Value per Share
	(In thousands, except
	per share amounts)

Nonvested balance at June 30, 2006	—	$—
Granted	275	19.98
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2007	275	$19.98

Granted	923	12.20
Vested	(50)	19.64
Forfeited	(140)	13.92

Nonvested balance at June 30, 2008	1,008	$13.71

Both RSAs and RSUs typically vest over a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA award of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan during fiscal year 2008. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.

The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. As of June 30, 2008, none of these performance-based RSAs were vested.

As of June 30, 2008, there was $11.6 million of total unrecognized compensation cost related to RSAs granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

In December 2001, the Company’s stockholders approved the 2001 Employee Stock Purchase Plan (the “ESPP Plan”), under which 750,000 shares of the Company’s common stock can be issued to all Trident employees. The ESPP Plan replaced the 1998 Employee Stock Purchase Plan. The participants’ purchase price for Trident’s common stock under the ESPP Plan is the lower of 85% of the closing market price on the first trading day of each six-month period in the fiscal year or the last trading day of the same six-month period. As of April 30, 2005, an aggregate of 299,000 shares have been issued under the ESPP Plan. Beginning on May 2, 2005, the ESPP Plan was suspended. If the Company resumes the ESPP Plan in the future, approximately 902,000 shares will be available for issuance under the ESPP Plan.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification of Certain Options

Extended Exercise

Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the second quarter of fiscal year 2008. On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the fiscal year ended June 30, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above, under the “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statements of Operations as of that date.

Contingent Liabilities

As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking authorization from the SLC. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with FAS 5, Contingent liabilities, totaling $4.3 million, which was included in “Accrued Expenses and Other” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statements of Operations as of that date.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changing Employment Status from Employee to Consultant

On February 28, 2008, the Company entered into a Resignation and Consulting Agreement and General Release of Claims (the “Consulting Agreement”) with Dr. Jung-Herng Chang, its former President, who resigned effective February 26, 2008 (the “Resignation Date”). Pursuant to the terms of the Consulting Agreement, during the period from the Resignation Date through February 28, 2009 (the “Consulting Period”), Dr. Chang will make himself available upon request of the Company’s Chief Executive Officer to provide consulting services to the Company. During the Consulting Period, the Company will pay Dr. Chang a consulting fee of $25,000 per month, and will continue his group health insurance coverage under COBRA. Under the Consulting Agreement, the period of exercisability of certain vested stock options held by Dr. Chang has been extended through the last day of the Consulting Period, although no additional vesting has been granted. In addition, the Company shall pay Dr. Chang an additional sum of $8,333 per month for each month during the Consulting Period that Dr. Chang does not provide any work, services, or assistance to any person or entity that is in any way involved in the manufacture, sale, distribution, or development of any products, technologies, or services that are (a) substantially similar to any products, technologies, or services that are manufactured, sold, distributed or under development by the Company, or (b) reasonably understood in the marketplace to compete with any products, technologies, or services that are manufactured, sold, distributed or under development by the Company. The incremental stock-based compensation expense related to the extension of the period during which Dr. Chang may exercise his vested options was immaterial for the fiscal year ended June 30, 2008.

9.	INCOME TAXES

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

Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified certain tax liability for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The Company’s unrecognized tax benefits at June 30, 2008 relate to various domestic and foreign jurisdictions.

A reconciliation of the July 1, 2007 through June 30, 2008 amount of unrecognized tax benefits is as follows:

Total
(In thousands)

Balance at July 1, 2007	$40,708
Increases related to current year tax positions	3,093
Increases related to prior year tax positions	1,515
Expiration of the statute of limitations for the assessment of taxes	(2,329)

Balance at June 30, 2008	$42,987

Included in the unrecognized tax benefits of $43.0 million at June 30, 2008 was $21.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate.

In addition to the unrecognized tax benefits noted above, the Company had accrued no material interest as of July 1, 2007 and approximately $78,000 of interest expense and penalties as of June 30, 2008. The Company recognized interest expense and penalties aggregating $78,000 during the fiscal year ended June 30, 2008.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has substantially concluded all U.S. federal and material state income tax matters through the fiscal year ended June 30, 1998 and the fiscal year ended June 30, 2000, respectively. Substantially all material foreign income tax matters have been concluded through calendar year 2002. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.

Income before provision for income taxes and cumulative effect of change in accounting principle is as follows:

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

United States	$(34,419)	$(20,358)	$(12,243)
Foreign	53,370	67,339	42,917

	$18,951	$46,981	$30,674

The provision (benefit) for income taxes is comprised of the following:

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Current:
Federal	$311	$180	$(610)
State	1	2	2
Foreign	9,209	15,312	8,303

	$9,521	$15,494	$7,695

Deferred:
Federal	—	—	197
State	—	—	—
Foreign	(722)	1,179	(1,575)

	(722)	1,179	(1,378)

	$8,799	$16,673	$6,317

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred income tax assets (liabilities) are comprised of the following:

	June 30,
	2008	2007
	(In thousands)

Deferred income tax assets:
Reserves and accruals	$2,945	$790
Research and development credits	12,709	12,054
Net operating loss carryforwards	2,743	6,623
Other	5,435	6,593

Deferred income tax assets	23,832	26,060
Valuation allowance	(20,820)	(23,641)

Deferred income tax assets, net	3,012	2,419
Total deferred income tax liabilities:
Capital gains not recognized for tax	—	(1,860)
Amortization	(198)	—
Unremitted earnings of foreign subsidiaries	(2,220)	(2,220)

Total deferred income tax liabilities	(2,418)	(4,080)

Net deferred income tax assets (liabilities)	$594	$(1,661)

As of June 30, 2008, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $133.8 million and $112.9 million, respectively. Federal and state net operating losses will begin to expire in the fiscal years ending 2015 and 2013, respectively. Federal and state tax credit carryforwards were $10.9 million and $9.0 million, respectively. Federal tax credits will begin to expire in the fiscal year ending 2017. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance relates to research and development credits, net operating loss carryforwards, reserves and accruals and other for which the Company believes realization is uncertain.

In fiscal year 2006, the Company chose to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. For the fiscal year ended June 30, 2008, the Company’s non-recognized deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions was $33.2 million. Such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Years Ended June 30,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	11.7	5.8	5.0
Research and development credit	(3.5)	1.4	(6.5)
Foreign rate differential	(53.8)	(15.1)	(27.0)
Valuation allowance	19.7	8.0	15.5
Permanent differences	35.7	0.2	0.2
Other	1.6	0.2	(1.6)

Effective income tax rate	46.4%	35.5%	20.6%

The Company has provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings of approximately $25.9 million as of June 30, 2008. No material provision has been made for taxes that might be payable upon remittance of the Company’s non-U.S. subsidiaries’ undistributed earnings of approximately $186.5 million as of June 30, 2008, which are indefinitely reinvested in foreign operations.

10.	NET INCOME PER SHARE

The following table sets forth the computation of net basic and diluted net income per share:

	Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Net income	$10,152	$30,118	$26,176
Shares used in computing basic per share amounts	59,367	57,637	54,822
Dilutive potential common shares	3,384	5,743	7,704

Shares used in computing diluted per share amounts	62,751	63,380	62,526

Net income per share:
Basic	$0.17	$0.52	$0.48

Diluted	$0.16	$0.48	$0.42

Dilutive potential common shares consist of stock options, RSAs and RSUs. Stock options, RSAs and RSUs to purchase approximately 4,915,640, 751,137, and 837,083 shares were excluded from the computation of diluted weighted average shares outstanding during the fiscal years ended June 30, 2008, 2007 and 2006 respectively, using the treasury stock method, because these stock options, RSAs and RSUs were anti-dilutive.

11.	BUSINESS COMBINATION

Trident Microsystems (Beijing) Co., Ltd.

On March 4, 2008, the Company acquired a 100% ownership interest in Tiside, which had been a privately held software company located in Beijing, China, for $1.9 million in cash. Following the acquisition, Tiside was renamed as Trident Beijing. Total acquisition related costs incurred were approximately $0.1 million. Trident Beijing designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or digital TV sets. Pro forma results of operations have not been presented because the acquisition was not material to the prior period consolidated financial statements. Of the total purchase price,

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.4 million was allocated to goodwill, and approximately $1.3 million and $(0.7) million were allocated to identifiable intangible assets and net liabilities, respectively. The valuation method used by the Company was the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of the acquisition was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill.

All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired, customer relationships, and tradename are subject to amortization and have approximate original estimated weighted average useful lives of one to four years. The weighted average useful lives of acquired intangibles are 3.4 years for core technology, 4.0 years for customer relationships and 1.0 year for trade names. See Note 4, “Goodwill and Purchased Intangible Assets,” of Notes to the Consolidated Financial Statements for additional details.

Trident Technologies, Inc.

During the years ended June 30, 2006 and 2005, the Company acquired in aggregate an additional 19.99% of the equity interests in TTI held by TTI’s minority shareholders, for approximately $6.2 million in cash and approximately 3.8 million shares of Trident’s common stock. The average value of the share consideration issued was $8.39 per share and was based upon the average of the closing market prices of Trident’s common stock on the various agreement dates and the two trading days before and two trading days after the agreement date of each minority interest acquisition transaction.

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

Fair value of Trident common stock	$31,146
Cash	6,206
Transaction costs	501

Total purchase price	$37,853

Purchase price allocation:
Net tangible assets acquired	$6,176
In-process research and development	5,171
Inventory write-up	366
Customer relationships	2,147
Core and developed technologies	23,993

Total purchase price	$37,853

As of June 30, 2008, the Company holds 99.99% of TTI’s equity interests. The core and developed technology related to Digitally Processed Television (“DPTV”) and High Definition Television (“HDTV”), product technologies, and the acquired intangible assets are being amortized over the expected one to six year life of the cash flows from these products and technologies. Acquired in-process research and development, or IPR&D, consisted of next generation of DPTV and HDTV products technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. As of the valuation date, the next generation of DPTV and HDTV products technology is under development and requires additional software and hardware development. The

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined the value of IPR&D using a valuation analysis from an independent appraiser and by estimating the net cash flows from potential sales of the products resulting from completion of these projects, reduced by the portion of net cash flows from revenue attributable to core and developed technology. In calculating the value of the IPR&D, the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The fair value assigned to the acquired IPR&D was expensed at the time of the acquisition because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology.

All of the Company’s acquired identifiable intangible assets, including the core and developed technology acquired including DPTV and HDTV product technologies, and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of seven to eight years. See Note 4, “Goodwill and Purchased Intangible Assets,” of the Notes to the Consolidated Financial Statements for additional details.

The stock options held by TTI option holders were assumed as part of the acquisition, and as a result, non-qualified stock options to purchase approximately 5.6 million shares of Trident’s common stock were issued at an exercise price of $0.79 per share, and with the same term and vesting provisions as the TTI options (a total contractual term of ten years from the date of the original grant by TTI). See Note 8, “Employee Stock Plans,” of the Notes to the Consolidated Financial Statements for additional details.

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

Revenues by region are classified based on the locations of the customer’s principal offices even though our customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Revenues:
Japan	$91,306	$91,721	$66,705
South Korea	79,608	115,513	55,742
Europe	53,801	17,421	8,383
Asia Pacific	32,618	45,725	40,085
Americas	605	415	527

Total	$257,938	$270,795	$171,442

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s long-lived tangible assets are located in the following countries:

	June 30,
	2008	2007
	(In thousands)

Long-lived assets:
China	$21,265	$17,401
United States	1,749	1,681
Taiwan	411	425
Japan	—	74

Total	$23,425	$19,581

Major Customers

The following table shows the percentage of the Company’s revenues during the years ended June 30, 2008, 2007 and 2006 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Years Ended June 30,
	2008	2007	2006

Revenue:
Samsung	29%	41%	31%
Midoriya	28%	25%	30%
Philips	19%	—	—

The Company had a high concentration of accounts receivable with three customers and they accounted for approximately 87% of the total gross accounts receivable during the year ended June 30, 2008. Samsung, Midoriya (a distributor supplying Sony) and Philips accounted for 14%, 44%, and 29%, respectively, of total gross accounts receivable during this period. In Philips’ case, the Company’s sales are principally made to three contract manufacturers that supply Philips.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2008 and 2007.

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)

Net revenues	$88,174	$74,984	$55,284	$39,496	$257,938

Gross profit	$42,166	$35,788	$25,312	$16,760	$120,026

Net income (loss)(1)(2)(3)	$10,059	$7,250	$(227)	$(6,930)	$10,152

Net income per share — Basic:	$0.17	$0.12	$(0.00)	$(0.11)	$0.17

Net income per share — Diluted:	$0.16	$0.12	$(0.00)	$(0.11)	$0.16

Shares used in computing net income per share — Basic	58,851	59,269	59,369	60,390	59,367

Shares used in computing net income per share — Diluted	63,605	62,747	59,369	60,390	62,751

(1)	Includes $4.9 million of stock-based compensation expense recorded in the quarter ended September 30, 2007 related to certain stock option modifications. See “Modification of Certain Options” under Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements.

(2)	Includes $3.7 million of stock-based compensation expense recorded in the quarter ended December 31, 2007 related to the decision of the Company’s Special Litigation Committee not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. See “Modification of Certain Options” under Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements.

(3)	Includes a $6.5 million impairment charge for loss on UMC investment that was recorded in the quarter ended June 30, 2008. See “United Microelectronics Corporation” under Note 2, “Investments and Related Party Transactions,” of Notes to Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)

Net revenues	$71,363	$68,260	$60,579	$70,593	$270,795

Gross profit	$34,389	$33,955	$28,747	$32,016	$129,107

Income before cumulative effect of change in accounting principle	$10,703	$7,229	$5,615	$6,761	$30,308
Cumulative effect of change in accounting principle	(190)	—	—	—	(190)

Net income	$10,513	$7,229	$5,615	$6,761	$30,118

Net income per share — Basic:
Income before cumulative effect of change in accounting principle	$0.18	$0.13	$0.10	$0.12	$0.52
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income per share — Basic	$0.18	$0.13	$0.10	$0.12	$0.52

Net income per share — Diluted:
Income before cumulative effect of change in accounting principle	$0.17	$0.11	$0.09	$0.11	$0.48
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income per share — Diluted	$0.17	$0.11	$0.09	$0.11	$0.48

Shares used in computing net income per share — Basic	57,303	57,748	57,748	57,748	57,637

Shares used in computing net income per share — Diluted	63,116	63,501	63,440	63,571	63,380

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trident Microsystems, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial settlement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

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
September 12, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Remediation of Past Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

As a result of the investigation of our historical stock option practices by the Special Committee of our Board of Directors (for more information regarding the Special Committee investigation and our findings, please refer to Item 3, “Legal Proceedings”), we identified certain material weaknesses in our internal control over financial reporting in periods ending prior to the fiscal year ended June 30, 2007.

As of June 30, 2007, we did not maintain an effective control environment based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, we did not maintain effective controls, including monitoring and adequate communication, to ensure the accuracy, valuation and presentation of activity related to our stock option granting practices and procedures. Controls were not adequate to prevent or detect instances of misconduct that occurred under the direction or supervision of our former Chief Executive Officer. This lack of an effective control environment permitted circumvention of controls relating to the accounting for our stock option grants and enabled our former Chief Executive Officer to administer our stock option grants in a manner inconsistent with existing policies.

Moreover, we did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense. Specially, we did not maintain effective controls to ensure the accuracy, valuation and presentation of our stock-based compensation expense from fiscal year 1993 to fiscal year 2006. We determined that each of the deficiencies described below existed:

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

Beginning in the latter part of fiscal year 2007 and continuing through fiscal year 2008, we made a number of important changes in our controls related to granting, pricing and accounting for stock options. In addition, our Board of Directors appointed a new management team and approved new procedures for approving stock options and other equity awards. The following changes were implemented during this time period, in order to remediate both the control environment material weakness and the stock-based compensation expense material weakness.

•	We appointed a new management team during fiscal years 2007 and 2008. In February 2007, we appointed a new Chief Accounting Officer and in April 2007, we appointed a General Counsel. In October 2007, we appointed a new Chief Executive Officer, who was also appointed as President in February 2008 when our former President resigned. In January 2008, we appointed a Vice President of Human Resources as well as a Vice President, Finance and Interim Chief Financial Officer, who was appointed as our Chief Financial Officer in July 2008. The management team launched a number of key initiatives designed to foster open and direct communications and to establish a “tone at the top” based on integrity and excellence. The management team including the Chief Executive Officer, General Counsel, and VP of Human Resources and Administration regularly communicates with all employees to reinforce these values, and the Company believes that these values have been embraced by the management team and general employee population.

•	The Compensation Committee of the Board of Directors established a new process governing the grant of initial stock options and other equity awards to newly-hired employees who are not Section 16 officers. Such grants are now made by a newly constituted Stock Option Committee, at duly held meetings the last Friday of each month, in accordance with pre-approved grant guidelines from the Compensation Committee. The members of the Stock Option Committee are the Chief Financial Officer and the General Counsel. The grant date is the date of Stock Option Committee approval and is priced based on the market price on the grant date.

•	We clarified and enhanced the administrative process for issuing stock option awards. For example, for stock option awards granted by the Compensation Committee, typically quarterly, the exercise price is the closing market price of our common stock on the date which is two full trading days after the issuance of our quarterly financial earnings press release. In addition, the grant date is the date that the exercise price has been determined. For stock option awards granted by our Stock Option Committee, the exercise price is determined as the closing sales price of our common stock as reported on the NASDAQ Stock Market on the date of the Stock Option Committee’s monthly meeting. We have also adopted procedures to ensure that these awards are communicated to the employee and promptly entered into our equity award database and financial records.

•	Since July 2007, our stock option administrator has been a member of our finance department and has had extensive prior public company stock option administration experience.

•	Throughout fiscal year 2008, we continued our review of our existing internal controls, together with an independent third party, and continued evaluating further improvements that might be made to our internal controls in connection with our ongoing effort to improve our control processes and corporate governance. We added controls in our stock administration, human resources and finance functions to ensure that stock-based compensation expenses are recorded correctly.

•	In January 2008, we provided additional training to officers, managers and director-level employees with functions that require the preparation, execution or dating of documents with respect to the processes governing proper dating of documents. Throughout fiscal year 2008, the General Counsel and Vice President of Human Resources and Administration provided education to our global employees concerning our code of business conduct and other related policies.

•	In March 2008, we enhanced our procedures for confidential employee reporting by establishing a confidential web-based hotline for use by our global employees, customers, vendors and other third parties to report actual or suspected wrongdoing and to answer questions about business conduct. Reports may be made anonymously, and all reports are investigated by our General Counsel, who serves as our compliance officer, or his designee. Information about this hotline is available on our internal and external websites, and employees are reminded of its existence at least annually. Periodic reports are made to the Audit Committee regarding submissions made via the hotline. Additionally, in June 2007 and in April 2008, the General Counsel communicated with all our employees to reinforce our code of business conduct, which we amended in May 2007.

•	Throughout fiscal year 2008, we continued to review our corporate governance practices and considered recommendations for improvements, if any, that might enhance the ability of the Board of Directors to carry out its responsibilities. The Nominating and Corporate Governance Committee continued to make recommendations for certain improvements in corporate governance policies and procedures that might be implemented by the Board of Directors to enhance corporate governance.

•	During fiscal year 2008, the Audit Committee of the Board of Directors continued to work on establishing a permanent internal audit function. The Audit Committee engaged an independent third party consulting firm to evaluate our internal audit needs and, together with our external counsel, developed an Internal Audit Charter, which was adopted in July 2008. The Audit Committee is in the process of evaluating candidates for Internal Audit Director, a position which will report directly to the Audit Committee.

We believe that these changes, in the aggregate, have remediated the past material weaknesses identified above and reduced to remote the likelihood that any retroactive pricing of stock options or any material error in accounting for stock options would not have been detected as of June 30, 2008.

Evaluation of Disclosure Controls and Procedures

This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) for a more complete understanding of the topics presented.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the “reasonable assurance” level.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the COSO framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “Part II, Item 8: Consolidated Financial Statements and Supplementary Data” of this Report.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within we have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of these inherent limitations, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, we continued to add controls in our stock administration, human resources and finance functions to ensure that stock-based compensation expenses are recorded correctly and continued to improve the design, implementation, documentation, testing and monitoring of our internal controls. We also completed the design and testing of the effectiveness of our remediation efforts. Collectively, these actions represent changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Members of the Board of Directors

The information required by Item 401 of Regulation S-K is included in the Trident Microsystems Inc. Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of Trident’s fiscal year end of June 30, 2008 (the “Proxy Statement”) and is incorporated herein by reference. Information regarding directors of Trident is set forth under Election of Directors.

Information about the Executive Officers

As of September 12, 2008, our executive officers, who were elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position

Sylvia D. Summers(1)	55	Chief Executive Officer and President
Pete J. Mangan(2)	48	Senior Vice President and Chief Financial Officer
Dr. Hungwen Li(3)	57	Senior Vice President and Chief Marketing Officer
David L. Teichmann	52	Senior Vice President, General Counsel and Corporate Secretary
Dr. Donna M. Hamlin(4)	54	Vice President, Human Resources and Administration
Chris P. Siu	37	Chief Accounting Officer and Director of Corporate Accounting

(1)	Ms. Summers joined effective October 17, 2007 as Chief Executive Officer and was additionally appointed as President on February 27, 2008.

(2)	Mr. Mangan joined effective January 11, 2008 as Vice President, Finance and Acting Chief Financial Officer and was appointed as Senior Vice President and Chief Financial Officer on July 22, 2008.

(3)	Dr. Li joined effective January 15, 2007 as Senior Vice President, Strategic Marketing and was appointed as Chief Marketing Officer on August 29, 2008.

(4)	Dr. Hamlin joined effective January 11, 2008.

Sylvia D. Summers joined Trident in October 2007. Previously, she was Executive Vice President, Consumer Smart Card and Industrial Division of Spansion, Inc., a leading Flash memory solutions provider, from September 2005 until September 2007. Ms. Summers was Senior Vice President and General Manager of the Embedded Memory Division of Spansion from March 2004 until September 2005, and from July 2003 through March 2004 she was Spansion’s Vice President and General Manager of the Embedded Media Memory Division. Prior to joining Spansion, from March 2003 through July 2003, Ms. Summers served as Vice President and General Manager of the embedded business unit for Advanced Micro Devices’ Memory Products business. Prior to joining Advanced Micro Devices, from August 2001 until May 2002, Ms. Summers served as President and Chief Executive Officer of Silvan Networks. Ms. Summers served as Group Vice President and General Manager for the Public Access Management Network Services Group at Cisco Systems from November 1999 until 2001. Ms. Summers was Vice President and General Manager of the Multi-Platform Group at Storage Technology Corporation from May 1997 until June 1999. She has also held senior-level management positions in systems businesses at Group Bull, Thomson CSF-RCM Division, and Matra Datasystems. She holds a B.S. degree in Electrical Engineering from Ecole Polytecnique Feminine in France and a M.S. degree in Electrical Engineering from the University of California at Berkeley.

Pete J. Mangan joined Trident in January 2008. Previously, he was at Spansion from July 2005 to January 2008 and served in various financial positions including Director of Finance. From December 2004 to May 2005, he served as Vice President of Finance and Administration for Compxs. From December 2002 to December 2004 he served in various financial positions including Director of Finance for Asyst Technologies, Inc. Previous to Asyst, Mr. Mangan held senior executive financial positions at Advanced Micro Devices, FormFactor, Trident

Microsystems, Real Chip Communications and Genesis Microchip. He holds a B.A. degree in Business/Economics from the University of California at Santa Barbara.

Dr. Hungwen Li joined Trident in January 2007. Previously, he was the Chief Marketing Officer of Huahong International, a Shanghai-based IDM semiconductor company, from October 2005 to December 2006. Dr. Li served as General Manager, Vice President and CTO positions in Agilent’s semiconductor business from December 2002 to October 2005. From April 2000 to December 2002, Dr. Li was President and CEO of RedSwitch, a company he started and was acquired by Agilent. From 1991 to 2000, he was with HAL Computer Systems as General Manager and Vice President. He was with IBM Thomas J. Watson Research Center and Almaden Research Center from 1983 to 1991. He holds a B.S degree in Electrical Engineering from National Taiwan University, and a M.S. degree in Electrical Engineering and Ph.D. degree from the University of Pittsburgh.

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

Dr. Donna M. Hamlin joined Trident in January 2008. Dr. Hamlin most recently served as Vice President, Human Resources and Organizational Development at Asyst Technologies, Inc., where she was employed from August 2004 to December 2007. She held a consulting position with Trimble Navigation between 2002 and 2004, working on corporate strategy. Prior to consulting for Trimble Navigation, Dr. Hamlin has served in numerous executive positions at companies such as SiteROCK Corporation, Associates First Capital Corporation, Texaco and General Electric, and headed a private consulting practice serving multinational clients for 14 years. She holds a B.A. degree in Humanities from Siena College and a M.S. degree in Communication and a Ph.D. degree in Organizational Communication from Rensselaer Polytechnic Institute.

Chris P. Siu joined Trident in February 2007. Mr. Siu was formerly with Varian Medical Systems, Inc., a medical device manufacturer, where he served as Corporate Accounting Manager and External Reporting/Consolidation Manager from 2004 to February 2007. Prior to Varian Medical Systems, he was previously associated with the international accounting firms Deloitte & Touche LLP from 2001 to 2004 and Ernst & Young LLP from 1996 to 2001. Mr. Siu holds a B.S. degree in Accounting from Brigham Young University and has been a Certified Public Accountant in California.

Independence of the Board of Directors

The Board of Directors has determined that each of the current members of the Board of Directors is an independent director for purposes of the NASDAQ Marketplace Rules, other than Sylvia Summers, who is also our Chief Executive Officer. The Board of Directors has determined the independence of the Directors by thoroughly reviewing the information provided by the Directors and our management concerning each Director’s business and personal activities as they may relate to the management team.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with during fiscal year 2008.

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

Information regarding security ownership is included in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management and related stockholder matters” and is incorporated herein by reference.

Equity Compensation Plan Information

We currently maintain three equity incentive plans that provide for the issuance of our common stock to officers, directors, employees and consultants. These plans consist of the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Options to purchase our common stock remain outstanding under three equity incentive plans which have expired or been terminated: the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). All such plans have been approved by stockholders except the 1996 Plan.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2008:

	A		B	B
	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon		Weighted	Future Issuance
	Exercise of		Average Exercise	Under Equity
	Outstanding		Price of	Compenation
	Options ,		Outstanding Options,	Plans (Excluding
	Warrants and		Warrants and	Securities Reflected in
Plan Category	Rights		Rights	Column A)

Equity compensation plans approved by security holders	5,516,083	(1)	$9.41	5,809,976	(2)
Equity compensation plans not approved by security holders	2,008,610	(3)	$7.64	—

Total	7,524,693		$8.94	5,809,976

(1)	Includes 75,000 shares that are reserved and issuable upon exercise of options outstanding under the 1992 Plan, which plan expired on October 16, 2002, 150,000 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 1,376,068 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan and 1,902,855 shares that are reserved and issuable upon exercise of options outstanding under the 2005 Plan, and 2,012,160 shares that are reserved and issuable upon exercise of options outstanding under the 2006 Plan.

(2)	Includes 530,598 shares reserved for future issuance under the 2002 Stock Option Plan, and 5,279,378 shares reserved for future issuance under the 2006 Stock Option Plan, which has already included the additional 4,000,000 shares available for issuance, which was approved in a special stockholders’ meeting held on May 16, 2008.

(3)	Consists of shares subject to options that are outstanding pursuant to the 1996 Plan, which plan was terminated on June 19, 2007.

Material Features of the 1996 Nonstatutory Stock Option Plan

As of June 30, 2008, we had reserved an aggregate of 2,008,610 shares of common stock for issuance under the 1996 Plan, which was terminated on June 19, 2007. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not our officers or directors, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of us with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan was not required to be and has not been approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 and 407(a) of Regulation S-K regarding this item is included in the Proxy Statement under “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A is included in the Proxy Statement under “Ratification of Appointment of Our Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

		Page
		Number

1.	Financial Statements:
	Consolidated Statements of Operations For the Years Ended June 30, 2008, 2007 and 2006	45
	Consolidated Balance Sheets As of June 30, 2008 and 2007	46
	Consolidated Statements of Cash Flows For the Years Ended June 30, 2008, 2007 and 2006	47
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years Ended June 30, 2008, 2007 and 2006	48
	Notes to Consolidated Financial Statements	49
	Report of Independent Registered Public Accounting Firm	79
2.	Financial Statement Schedules:
	II — Valuation and Qualifying Accounts for each of the Years Ended June 30, 2008, 2007 and 2006	93

3.	Exhibits:

Exhibit		Description

3.1		Restated Certificate of Incorporation.(1)
3.2		Certificate of Amendment of Restated Certificate of Incorporation.(2)
3.3		Amended and Restated Bylaws.(3)
3.4		Amendment to Article VIII of the Bylaws.(4)
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2		Specimen Common Stock Certificate.(5)
4.3		Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(5)
10	.9(*)	Summary description of the Company’s 401(k) plan.(5)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(5)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(5)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(7)
10	.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(8)
10	.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(8)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(9)
10.21		2006 Executive Bonus Plan(10)
10.22		2006 Equity Incentive Plan.(11)
10.23		Form of Agreements under the 2006 Equity Incentive Plan.(12)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(13)

Exhibit		Description

10	.25(*)	Offer Letter of Pete J. Mangan, Vice President, Finance.(14)
10	.26(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources.(15)
10	.27(*)	Offer Letter of Ben A. Lee, Vice President, Worldwide Sales.(16)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(17)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims between the Company and Jung-Herng Chang.(18)
10.30		2009 Executive Bonus Plan(19)
10.31		Amended Form of Indemnity Agreement for officers and directors(19)
21.1		List of Subsidiaries.(19)
23.1		Consent of Independent Registered Public Accounting Firm(19)
24.1		Power of Attorney (included on signature page).(19)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(19)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(19)
32.1		Section 1350 Certification of Chief Executive Officer.(19)
32.2		Section 1350 Certification of Chief Financial Officer.(19)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(8)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(9)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

(11)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(13)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(14)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(15)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(16)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(17)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(19)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

By:	/s/ Sylvia D. Summers
     Sylvia D. Summers
Chief Executive Officer and President

Dated: September 12, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvia D. Summers and Pete J. Mangan, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Glen M. Antle Glen M. Antle	Chairman of the Board of Directors	September 10, 2008

/s/ Sylvia D. Summers Sylvia D. Summers	Chief Executive Officer, President and Director (Principal Executive Officer)	September 12, 2008

/s/ Pete J. Mangan Pete J. Mangan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 12, 2008

/s/ Chris P. Siu Chris P. Siu	Chief Accounting Officer and Director of Corporate Accounting (Principal Accounting Officer)	September 12, 2008

/s/ Brian R. Bachman Brian R. Bachman	Director	September 10, 2008

Signature	Capacity	Date

/s/ David H. Courtney David H. Courtney	Director	September 10, 2008

/s/ Hans Geyer Hans Geyer	Director	September 10, 2008

/s/ J. Carl Hsu J. Carl Hsu	Director	September 9, 2008

/s/ Raymond K. Ostby Raymond K. Ostby	Director	September 8, 2008

Schedule II

TRIDENT MICROSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

				Write-offs or
		Balance at	Charged as a	Adjustments
		Beginning of	Reduction (Credit) to	Charged to	Balance at
Fiscal Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)

2008	Allowance for sales returns	$1,101	$(801)	$—	$300
2007	Allowance for sales returns	$1,475	$(374)	$—	$1101
2006	Allowance for sales returns	$413	$1,062	$—	$1475

		Balance at
		Beginning of	Increase	Balance at
Fiscal Year	Description	Period	(Decrease)	End of Period
		(In thousands)

2008	Valuation allowance for deferred tax assets	$23,641	$(2,821)	$20,820
2007	Valuation allowance for deferred tax assets	$24,151	$(510)	$23,641
2006	Valuation allowance for deferred tax assets	$33,654	$(9,503)	$24,151

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit		Description

3.1		Restated Certificate of Incorporation.(1)
3.2		Certificate of Amendment of Restated Certificate of Incorporation.(2)
3.3		Amended and Restated Bylaws.(3)
3.4		Amendment to Article VIII of the Bylaws.(4)
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2		Specimen Common Stock Certificate.(5)
4.3		Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(5)
10	.9(*)	Summary description of the Company’s 401(k) plan.(5)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(5)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(5)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(7)
10	.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(8)
10	.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(8)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(9)
10.21		2006 Executive Bonus Plan(10)
10.22		2006 Equity Incentive Plan.(11)
10.23		Form of Agreements under the 2006 Equity Incentive Plan.(12)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(13)
10	.25(*)	Offer Letter of Pete J. Mangan, Vice President, Finance.(14)
10	.26(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources.(15)
10	.27(*)	Offer Letter of Ben A. Lee, Vice President, Worldwide Sales.(16)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(17)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims between the Company and Jung-Herng Chang.(18)
10.30		2009 Executive Bonus Plan(19)
10.31		Amended Form of Indemnity Agreement for officers and directors(19)
21.1		List of Subsidiaries.(19)
23.1		Consent of Independent Registered Public Accounting Firm(19)
24.1		Power of Attorney (included on signature page).(19)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(19)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(19)
32.1		Section 1350 Certification of Chief Executive Officer.(19)
32.2		Section 1350 Certification of Chief Financial Officer.(19)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(8)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(9)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

(11)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(13)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(14)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(15)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(16)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(17)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(19)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.