Form 10-Q
period 2008-09-30
TRIDENT MICROSYSTEMS INC
filed 2008-11-07
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2008, the number of shares of the Registrant’s common stock outstanding was 62,528,199.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2008	2007
Net revenues	$34,782	$88,174
Cost of revenues	22,707	46,008

Gross profit	12,075	42,166

Operating expenses:
Research and development	13,065	12,939
Selling, general and administrative	10,105	17,301

Total operating expenses	23,170	30,240

Income (loss) from operations	(11,095)	11,926
Loss on sale of short-term investments	(8,913)	—
Impairment loss on short-term investments	(429)	—
Interest income	1,266	1,508
Other income, net	3,063	2,184

Income (loss) before provision for income taxes	(16,108)	15,618
Provision for income taxes	1,861	5,559

Net income (loss)	$(17,969)	$10,059

Net income (loss) per share — Basic	$(0.29)	$0.17

Net income (loss) per share — Diluted	$(0.29)	$0.16

Shares used in computing net income per share — Basic	61,152	58,851

Shares used in computing net income per share — Diluted	61,152	63,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
(In thousands, except par values)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$229,357	$213,296
Short-term investments	741	26,704
Accounts receivable, net of allowance for sales returns of $135 at September 30, 2008 and $300 at June 30, 2008	1,686	4,510
Inventories	9,776	8,680
Prepaid expenses and other current assets	14,145	12,863

Total current assets	255,705	266,053
Property and equipment, net	23,120	23,425
Intangible assets, net	6,798	8,428
Goodwill	1,432	1,432
Other assets	10,416	9,977

Total assets	$297,471	$309,315

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,120	$10,889
Accrued expenses and other current liabilities	20,200	22,910
Income taxes payable	15,537	16,309

Total current liabilities	53,857	50,108
Long-term income taxes payable	20,543	21,579
Deferred income tax liabilities	274	370

Total liabilities	74,674	72,057

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 62,529 and 61,238 shares issued and outstanding at September 30, 2008 and at June 30, 2008, respectively	63	61
Additional paid-in capital	211,867	208,299
Retained earnings	10,981	28,950
Accumulated other comprehensive loss	(114)	(52)

Total stockholders’ equity	222,797	237,258

Total liabilities and stockholders’ equity	$297,471	$309,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(17,969)	$10,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,682	10,443
Excess tax benefits from stock-based compensation	(96)	(246)
Depreciation and amortization	1,895	831
Amortization of acquisition-related intangible assets	1,243	1,653
Impairment loss on short-term investments	429	—
Impairment loss on acquisition-related intangible assets	387	—
Loss on sale of short-term investments	8,913	—
(Gain) loss on disposal of property and equipment	1	(8)
Deferred income taxes	(60)	—
Changes in assets and liabilities:
Accounts receivable	2,824	(19,970)
Inventories	(1,096)	(2,887)
Prepaid expenses and other current assets	2,430	887
Accounts payable	6,937	4,488
Accrued expenses and other current liabilities	(2,653)	4,628
Income taxes payable	(1,808)	2,749

Net cash provided by operating activities	4,059	12,627

Cash flows from investing activities:
Proceeds from sale of short-term investments	12,967	—
Other assets	(1,435)	(1,686)
Purchases of property and equipment	(499)	(1,708)
Proceeds from sale of property and equipment	10	41

Net cash provided by (used in) investing activities	11,043	(3,353)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	863	3,179
Excess tax benefits from stock-based compensation	96	246

Net cash provided by financing activities	959	3,425

Net increase in cash and cash equivalents	16,061	12,699
Cash and cash equivalents at beginning of period	213,296	147,562

Cash and cash equivalents at end of period	$229,357	$160,261

Supplemental non-cash investing and financing activities:
Receivable from the sale of short-term investments	$3,592	$7,762

Accrued expenses related to building construction cost	$176	$1,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display, or LCD, television and digital set-top boxes. The Company also designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set-top boxes or digital TV sets.
Since June 2003, the Company has focused its business primarily in the digitally processed televisions (“DPTV”) market and related areas. The Company conducts this business primarily through its Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by both Trident Microsystems, Inc. and its subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which the Company acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through the Company’s Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. In September 2008, the Company established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea. Trident Multimedia Systems, Inc., or TMS was inactive at September 30, 2008. Trident Technologies, Inc., or TTI, which was 99.9% owned by Trident at September 30, 2008, is in the process of being dissolved.
The Company sells its products primarily to digital television original equipment manufacturers, or OEMs, in Japan, Asia Pacific and Europe, either directly or through their supplier channels. The Company considers these OEMs to be its customers.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2009.
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
Impairment Assessment of Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
The Company performs its annual goodwill impairment analysis in the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. Factors that the Company considers important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.
The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is based on the present value of estimated future cash flows of the reporting units. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has two reporting units and performs its impairment review for the reporting unit that carries goodwill.
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are carried at cost, net of accumulated amortization. Acquisition-related intangible assets with finite lives acquired from the purchase of the minority interest of Trident’s TTI subsidiary are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The remaining acquisition-related intangible assets and purchased intangible assets with finite lives are amortized over their estimated useful lives of approximately one to four years using the straight-line method.
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
On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued in June 2006. See Note 8, “Income Taxes,” of these Notes to Condensed Consolidated Financial Statements for a discussion of the impact of FIN 48 in the Company’s condensed consolidated financial statements. The Company recognized potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Reclassifications
The Company has revised the classification of certain amounts from “Research and development” to “Cost of revenues” to conform to the current year presentation. The Company reclassified $1.0 million of expenses from “Research and development” to “Cost of revenues” for the three months ended September 30, 2007. The following table summarizes the amounts as previously reported and as revised:

	Three Months Ended
	September 30, 2007
(In thousands)	As Reported	Revised
Cost of revenues	$45,035	$46,008
Gross profit	43,139	42,166
Research and development	13,912	12,939
Total operating expenses	31,213	30,240
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective July 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The partial adoption of SFAS No. 157 and the adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on its consolidated financial position, results of operations and cash flows. See Note 11, “Fair Value Measurements” of Notes to consolidated financial statements for further information.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 during the three months ended September 30, 2008 and the adoption did not materially affect its consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that SFAS 141R may have on its consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest should be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary should be measured at fair value. SFAS 160 is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact SFAS 160 may have on its consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS 161 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that SFAS 161 may have on its consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company does not expect that this Statement will result in a change in any of its current accounting practices.
In May 2008, the FSP issued SFAS 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”) to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. The Company will adopt SFAS 142-3 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that SFAS 142-3 may have on its consolidated financial position, results of operations and cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
2. SHORT-TERM INVESTMENTS

The following tables summarize the Company’s available-for-sale investments:

As of September 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(In thousands)	Historical cost	Gains	Losses	Value
Short-term investments:
Corporate equity securities	$855	$—	$(114)	$741

As of June 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Historical cost	Gains	Losses	Value
Short-term investments:
Corporate equity securities	$26,756	$—	$(52)	$26,704

United Microelectronics Corporation
On June 13, 2008, United Microelectronics Corporation (“UMC”) announced a cash dividend of NT$0.75 per common share and a stock dividend of NT$0.45 per common share to its shareholders of record on August 16, 2008. The Company received a $1.2 million cash dividend and 2.3 million shares of stock dividend on September 12, 2008. The Company recorded the $1.2 million cash dividend in “Other income, net” in its Condensed Consolidated Statements of Operations for the three months ended September 30, 2008. In connection with the stock dividend received, the Company reduced the historical unit cost per share of UMC stock that it owned.
During the three month period ended September 30, 2008, the Company sold 50.2 million shares of UMC common stock for net proceeds of $16.6 million and recorded a loss on sale of $8.9 million under “Loss on sale of short-term investments” in its Condensed Consolidated Statements of Operations for the three months ended September 30, 2008. Of the $16.6 million net proceeds, the Company received $13.0 million in September 2008. The remaining $3.6 million was received subsequent to quarter end on October 2, 2008, and was recorded as a receivable under “Prepaid expenses and other current assets” in its Condensed Consolidated Balance Sheet as of September 30, 2008.
As the fair value of UMC’s stock price continued to decrease during the quarter, the $0.7 million fair value of the 2.3 million shares of UMC received as a stock dividend as of September 30, 2008 was lower than the adjusted historical cost. The Company reviewed its investment in UMC in accordance with SFAS No. 115, Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, and FSP SFAS 115-1 and 124- 1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment is “temporary” or “other-than-temporary.” The Company determined that the $0.4 million difference between the fair value and the historical cost of the UMC investment represented an other-than-temporary impairment and therefore recorded the amount as an “Impairment loss on short-term investments” in its Condensed Consolidated Statements of Operations for the three months ended September 30, 2008. Subsequent to September 30, 2008, the Company sold its remaining 2.3 million shares of UMC stock after receiving approval from the Taiwanese government and incurred a loss of sale of $46,000.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
3. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

	September 30,	June 30,
(Dollars in thousands)	2008	2008
Cash and cash equivalents
Cash	$55,859	$37,295
Money market funds	129,697	132,419
Certificates of deposit	43,801	43,582

	$229,357	$213,296

Inventories:
Work in process	$4,463	$4,170
Finished goods	5,313	4,510

	$9,776	$8,680

Property and equipment, net:
Building and leasehold improvements	$18,900	$18,738
Machinery and equipment	8,990	8,773
Software	3,343	3,319
Furniture and fixtures	1,515	1,465
Construction in progress	104	103

	32,852	32,398
Accumulated depreciation and amortization	(9,732)	(8,973)

	$23,120	$23,425

Accrued expenses and other current liabilities:
Compensation and benefits	$4,039	$5,927
Royalties	1,067	1,014
Professional fees	1,364	1,572
Deferred revenues less deferred cost of revenues	1,318	1,274
Prior software usage (1)	977	1,387
Contingent liabilities on certain option modifications (2)	4,336	4,336
Others	7,099	7,400

	$20,200	$22,910

(1)	See Note 6 “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

(2)	See Note 7 “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements.
4. GOODWILL AND INTANGIBLE ASSETS
The Company assesses the potential impairment of intangible assets and goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. Factors the Company considers important which could trigger an interim impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.
In the first quarter of fiscal year 2009, the Company’s financial results and outlook continued to be challenged and constrained by the evolving market for its products and by its customers’ shifting market strategies, combined with a difficult macroeconomic environment. In addition, the Company’s market capitalization was below its carrying value. These factors

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
were considered indicators of potential impairment as described above. As a result, the Company performed an impairment analysis of its intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of September 30, 2008.
When it is determined that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests the assets for recoverability based on an estimate of future undiscounted cash flows as compared to the asset carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
In determining the fair value of the intangible assets, the Company considered various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which the Company’s assets will be utilized and other variables. The Company’s future market growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company believes the estimates stated above are reasonable, but also inherently uncertain. As a result of the analysis, the Company recognized a $0.4 million impairment loss on acquisition-related intangible assets, of which approximately $383,000 related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $4,000 related to tradename was included as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2008. The Company will continue to monitor the intangible assets and other long-lived assets for impairment and make appropriate reductions in carrying value when impairment exists.
The carrying values of the Company’s amortized acquisition-related intangible assets after the adjustment for impairment loss as of September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008				June 30, 2008
		Accumulated				Accumulated
(In thousands)	Gross	Amortization	Impairment	Net	Gross	Amortization	Net
Core and developed technologies	$24,587	$(18,235)	$(383)	$5,969	$24,587	$(17,129)	$7,458
Customer relationships	2,521	(1,694)	—	827	2,521	(1,561)	960
Tradename	14	(8)	(4)	2	14	(4)	10

Total	$27,122	$(19,937)	$(387)	$6,798	$27,122	$(18,694)	$8,428

Amortization expense (including the impairment loss on acquisition-related intangible assets) of core and developed technologies is recorded in “Cost of revenues,” while the amortization expense (including the impairment loss on acquisition-related intangible assets) of other intangible assets is included in “Selling, general and administrative expenses”. The following summarizes the amortization expense of acquisition-related intangible assets including the impairment loss on acquisition-related intangible assets for the periods indicated:

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Reported as:
Cost of revenues	$1,489	$1,486
Selling, general and administrative	141	167

Total	$1,630	$1,653

As of September 30, 2008, the Company estimates the amortization expense of acquisition-related intangible assets for the remaining nine months of fiscal year 2009, fiscal years 2010, 2011 and 2012, to be as follows: $2.6 million, $2.4 million, $1.4 million, and $0.4 million, respectively.
As of September 30, 2008, as a result of the impairment triggering factors described above, the Company also performed an interim goodwill impairment analysis for the reporting unit which carries goodwill. The impairment test is a two-step

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit was estimated based on the present value of estimated future cash flows of the reporting units, and the Company used the income approach to determine the future cash flows of the reporting unit. The income approach requires estimates such as expected revenue, gross margin and operating expenses, in order to discount the sum of future cash flows using the Company’s weighted average cost of capital. Based on the goodwill impairment analysis performed in step one, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine if any impairment exists. Under step two, if the estimated fair value of the reporting unit’s net assets, other than goodwill is less than the net book value of the goodwill, the goodwill will be impaired. Based on the goodwill impairment analysis performed in step two, the fair value of the reporting unit’s net assets was greater than its carrying value of goodwill primarily due to the $0.4 million impairment loss recognized on the acquisition-related intangible assets. As a result, goodwill was not impaired as of September 30, 2008.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The following table reflects the changes in the Company’s accrued product warranty only for expected customer claims related to known product warranty issues during the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Accrued product warranty, at beginning of period	$256	$800
Charged to (reversal of) cost of revenues	(256)	189
Actual product warranty expenditures	—	(55)

Accrued product warranty, at end of period	$—	$934

6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2012. At September 30, 2008, future minimum lease payments under these non-cancelable operating leases for the remaining nine months of fiscal year 2009, fiscal years 2010, 2011 and 2012 were as follows: $0.8 million, $1.0 million, $0.7 million, and $0.1 million, respectively. Rental expense for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.5 million, respectively.
Purchase Commitments
At September 30, 2008, the Company had purchase commitments in the amount of $12.3 million that were not included in the Condensed Consolidated Balance Sheet at that date. Of this amount, $3.4 million represents purchase commitments by the Company to UMC, its principal foundry. As of September 30, 2008, the Company accrued a reserve of $0.7 million for materials committed to UMC mentioned above which could lead to potential excess inventories in future periods. This reserve was included in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as of September 30, 2008. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation by the SEC on the same issues. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ investigations. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of its business. In addition, the Company’s 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, the Company determined that its use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. The

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Company has negotiated and intends to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet its current software usage requirements. The Company believes that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from the Company relating to this prior usage. While the Company cannot predict with certainty the outcome of these negotiations, the Company has recorded $1.0 million as its best estimate of the amount expected to be paid. The amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008. Subsequent to September 30, 2008, the Company reached a settlement with a vendor and recorded a credit of $0.4 million to expenses which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008.
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
7. EMPLOYEE STOCK PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of September 30, 2008, the Company had three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.
In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Tridents’ Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 4,350,000 shares to 8,350,000 shares, which was subsequently approved in a special stockholders’ meeting on May 16, 2008. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as a percentage of shares annually over a period of three to five years following the date of grant.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
price equal to at least 85% of the closing market price of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the 2002 Plan were generally exercisable in cumulative installments of one-third or one-fourth each year, commencing one year following date of grant.
Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options based on fair values. The Company’s financial statements for the three months ended September 30, 2008 and 2007 reflect the impact of SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to use the straight-line method to expense the value of stock-based compensation attributable to all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.
Valuation Assumptions
Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, except for the performance-based restricted stock award with market condition granted under the 2006 Plan, for which the Company elected to use a Monte Carlo valuation methodology to value the award.
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
For the three months ended September 30, 2008 and 2007, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	September 30,
Employee Incentive Plans	2008	2007
Expected term (in years)	3.91	4.25
Expected volatility	61.54%	43.16%
Risk-free interest rate	3.10%	4.55%
Expected dividend rate	—	—
Weighted average fair value at grant date	$1.40	$6.64
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
three months ended September 30, 2008 and 2007, the Company adjusted stock-based compensation expense based on its actual forfeitures.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three months ended September 30, 2008 and 2007. The Company has not capitalized any stock-based compensation expense in inventory for the three months ended September 30, 2008 and 2007 as such amounts were immaterial.

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Cost of revenues (1)	$155	$276
Resarch and development (1)	1,753	3,929
Selling, general and administrative	774	6,238

Total stock-based compensation expense	$2,682	$10,443

(1)	The amounts included in the three months ended September 30, 2007 reflect the reclassification of certain prior period balances from “Research and development” to “Cost of revenues” to conform to the current period presentation.
During the three months ended September 30, 2008, total stock-based compensation expense recognized in income before taxes was $2.7 million and there was no related recognized tax benefit. During the three months ended September 30, 2007 total stock-based compensation expense recognized in income before taxes was $10.4 million, and there was no related recognized tax benefit.
The following table summarizes the Company’s stock option activities for the three months ended September 30, 2008:

		Options Outstanding
				Weighted
				Average
				Remaining
			Weighted	Contractual
	Shares Available	Number of	Average Exercise	Term (in	Aggregate
(In thousands, except per share data and contractual term)	for Grant	Shares	Price	Years)	Intrinsic Value
Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(89)	—	—
Granted	(1,446)	1,446	2.86
Exercised	—	(839)	1.14
Cancelled, forfeited or expired	512	(512)	8.80
Restricted stock granted (1)	(1,090)	—	—
Restricted stock cancellations (1)	192	—	—

Balance at September 30, 2008	3,487	7,620	$8.64	7.36	$2,540

Vested and expected to vest at September 30, 2008		7,115	$8.56	7.27	$2,478

Exercisable at September 30, 2008		3,290	$7.38	5.61	$2,100

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $2.40 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options for the three months ended September 30, 2008.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
As of September 30, 2008, there was $23.1 million of total unrecognized compensation cost related to stock options granted under all Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Company’s restricted stock awards (RSAs) and restricted stock units (RSUs) for the three months ended September 30, 2008:

	Restricted Stock Awards
	and Restricted Shares
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2008	1,008	$13.71
Granted	790	4.01
Vested	(110)	15.25
Forfeited	(139)	11.16

Restricted stock balance at September 30, 2008	1,549	$8.88

RSAs and RSUs typically vest over a three to four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA award of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was granted to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award vests in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.
The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the three months ended September 30, 2008, stock-based compensation expense was recorded for these restricted performance shares because of service conditions met. As of September 30, 2008, none of these performance-based RSAs were vested.
As of September 30, 2008, there was $13.4 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.2 years.
Contingent Liabilities on Certain Options Modifications
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations as of the fiscal year then ended. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008.
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
Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified certain tax liability for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The Company’s unrecognized tax benefits at September 30, 2008 relate to various domestic and foreign jurisdictions.
Upon adoption of FIN 48, the Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes. As of September 30, 2008, the Company accrued $81,000 for such interest and penalties.
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
9. COMPREHENSIVE INCOME (LOSS)
Under SFAS No. 130, Reporting Comprehensive Income, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. As of September 30, 2008 and June 30, 2008, the components of accumulated other comprehensive loss related to accumulated unrealized losses, net of tax, totaling $114,000 and $52,000, respectively, on the Company’s investments. During the three months ended September 30, 2008 and 2007, the Company recorded unrealized losses on investments, net of tax, totaling $62,000 and $0.7 million, respectively. For the three months ended September 30, 2008 and 2007, comprehensive income (loss) totaled $(18.0) million and $9.4 million, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
10. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2008	2007
Net income (loss)	$(17,969)	$10,059

Shares used in computing net income (loss) per share — Basic	61,152	58,851
Dilutive potential common shares	—	4,754

Shares used in computing net income (loss) per share — Diluted	61,152	63,605

Net income (loss) per share — Basic	$(0.29)	$0.17

Net income (loss) per share — Diluted	$(0.29)	$0.16

Dilutive potential common shares consist of stock options, RSAs and RSUs. Because the Company incurred losses during the three months ended September 30, 2008, potential common shares totaling 6,707,000 shares have been excluded from the net loss per share computation as their impact would be anti-dilutive. Potential common shares to purchase 2,986,000 shares have been excluded from the computation of diluted net income per share for the three months ended September 30, 2007, using the treasury stock method, because these stock options, restricted stock awards and restricted stock units were anti-dilutive.
11. FAIR VALUE MEASUREMENTS
Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.
SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds (1)	$129,697	$129,697	$—	$—
Certificates of deposit (1)	43,801	43,801	—	—
Corporate equity securities (2)	741	741	—	—

Total assets	$174,239	$174,239	$—	$—

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Company’s Condensed Consolidated Balance Sheet.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which are presented on the Condensed Consolidated Balance Sheets as of September 30, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$173,498	$173,498	$—	$—
Short-term investments	741	741	—	—

Total assets	$174,239	$174,239	$—	$—

In accordance with SFAS 157, the Company’s investments in money market funds, certificates of deposit and marketable securities are measured at fair value on a recurring basis. The Company’s cash equivalents and marketable securities are classified within Level 1, as its cash equivalents and marketable securities are valued using quoted market prices.
12. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, television, or LCD TV and digital set-top boxes. The Company also designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set-top boxes or digital TV sets.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Revenues by region are classified based on the locations of the customer’s principal offices even though its customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Revenues:
Japan	$23,955	$24,822
Asia Pacific	5,589	11,226
Europe	4,733	18,639
South Korea	294	33,345
Americas	211	142

Total	$34,782	$88,174

Major Customers
The following table shows the percentage of the Company’s revenues for the three months ended September 30, 2008 and 2007, respectively, that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended
	September 30,
Revenues:	2008	2007
Midoriya	52%	20%
Sharp	13%	—
Samsung	—	36%
Philips	—	20%
The Company had a high concentration of accounts receivable with three customers, and they accounted for approximately 83% of the total gross accounts receivable of $1.8 million at September 30, 2008. Vestel, Philips and Midoriya (a distributor supplying Sony) accounted for 36%, 28%, and 19%, respectively, of total gross accounts receivable as of September 30, 2008. In Philips’ case, the Company’s sales are principally made to three contract manufacturers that supply Philips.
13. SUBSEQUENT EVENT
On October 27, 2008, the Company announced its plans to eliminate approximately 100 global positions, which represented approximately 15 percent of its worldwide workforce. The Company expects to incur pre-tax restructuring charges of approximately $1.0 million, primarily for employee-related costs. The Company expects to record most of these restructuring charges in the second quarter of fiscal year 2009 and substantially all of these charges will result in cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “ours” “Trident”, or the” Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the SEC. For this purpose, statements concerning industry or market segment outlook, market acceptance of or transition to new products, revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on June 30 of each year.
Overview
We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display television, or LCD TV, and digital set-top boxes. Our System-on-chip (“SoC”) semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers.
We sell our products primarily to digital television Original Equipment Manufacturers, or OEMs, in Japan, Asia Pacific and Europe, either directly or through their supplier channels. We consider these OEMs to be our customers. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. For the three months ended September 30, 2008, our top two customers accounted for 65% of our total revenues. For the three months ended September 30, 2008, sales to two end customers, Midoriya (a distributor supplying Sony) and Sharp, each accounted for more than 10% of total revenues. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Since June 2003, we have focused our business primarily in a growing DPTV market and related areas. We conduct this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by both Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. In September 2008, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea. Trident Multimedia Systems, Inc., or TMS, was inactive at September 30, 2008. Trident Technologies, Inc., or TTI, which was 99.9% owned by Trident at September 30, 2008, is in the process of being dissolved.
References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including TMBJ, TMK, TMFE, TML, TMT, TMS, and TTI.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. In addition to the accounting policies that are more fully described in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns and pricing adjustments, stock-based compensation expense, the assessment of recoverability of long-lived assets including goodwill, acquisition-related intangible assets and purchased intangible assets, investments, inventories, product warranty, income taxes, litigation and other loss contingencies, and accrued expenses. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Form 10-K for fiscal 2008. There have been no changes to the description of these critical accounting estimates subsequent to June 30, 2008.
Results of Operations
Financial data for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Net Revenues

(Dollars in thousands)	Three Months Ended
	September 30,	September 30,	Percent
Revenues by region (1)	2008	2007	Change
Japan	$23,955	$24,822	(3%)
Asia Pacific	5,589	11,226	(50%)
Europe	4,733	18,639	(75%)
South Korea	294	33,345	(99%)
Americas	211	142	49%

Total Net revenues	$34,782	$88,174	(61%)

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.
Digital media product revenues represented substantially all of our total revenues in the three months ended September 30, 2008 and 2007. Our digital media products include integrated circuit chips used in digital television, LCD TV and digital set-top boxes. Net revenues are revenues less reductions for rebates and allowances for sales returns.
Digital media product revenues decreased $53.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily driven by a decrease in unit shipments of digital medial products of 55.9% and a decrease in unit sales price of 10.6% compared to the same period in the prior year.
Net revenues from customers in Japan, Asia Pacific, Europe and South Korea collectively accounted for over 99% of our total revenues in the three months ended September 30, 2008 and 2007. On a country specific basis, net revenues from customers in Japan, Asia Pacific and Europe accounted for 69%, 16%, and 14%, respectively, of our total revenues for the three months ended September 30, 2008 compared to 28%, 13%, and 21%, respectively, for the three months ended September 30, 2007.
During the three months ended September 30, 2008, net revenues decreased in most regions, significantly in South Korea, Europe and Asia Pacific. Revenues in South Korea decreased by approximately $33.1 million primarily due to a major South Korean customer’s shifting strategy to design and produce portions of its silicon products internally rather than outsourcing the design to a third-party vendor. Revenues in Europe decreased by approximately $13.9 million primarily due to (i) lower revenues generated from our existing products that are phasing out of production and (ii) lack of revenues from our new products due to loss of design wins. Asia Pacific revenues decreased by approximately $5.6 million primarily due to the decreased sales of SVP products and intense competition in the market where we sell discrete image process controllers.
Historically, a relatively small number of customers have accounted for a significant portion of our revenues. The following table shows the percentage of our revenues for the three months ended September 30, 2008 and 2007 that were derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended
	September 30,
Revenues:	2008	2007
Midoriya	52%	20%
Sharp	13%	—
Samsung	—	36%
Philips	—	20%
We had a high concentration of accounts receivable with three customers, and they accounted for approximately 83% of the total gross accounts receivable of $1.8 million at September 30, 2008. Vestel, Philips and Midoriya (a distributor supplying Sony) accounted for 36%, 28%, and 19%, respectively, of total gross accounts receivable as of September 30, 2008. For revenues generated from Philips, our sales are principally made to three of Philips’ contract manufacturers. See Note 12 “Segment and Geographic Information and Major Customers,” of Notes to Condensed Consolidated Financial Statements, included in Item 1 of this report.
Gross Margin

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Gross profit	$12,075	$42,166	(71%)
Gross margin	34.7%	47.8%
Cost of revenues includes the cost of purchasing wafers manufactured by an independent foundry, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, contingent liability reserve, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquisition-related intangible assets and purchased intangible assets.
Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenues. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers at lower margin, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and costs associated with operational support. Gross margin decreased 13.1 percentage points for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, principally as a result of (i) a 4.6 percentage point decrease in gross margin due to a decrease in sales of previously reserved products, an increase in general inventory reserve and an additional reserve for committed materials with our independent foundry which could lead to potential excess inventories in future periods, (ii) a 4.1 percentage point decrease in gross margin due to a product mix shift from SVP to SoC products, where SoC product line has higher percent of cost per revenues than SVP product line does, which also represents a greater proportion of products sold, (iii) a 2.3 percentage point decrease in gross margin due to a write down of certain intangible assets and (iv) a 1.5 percentage point decrease in gross margin due to an increase in intangible assets amortization as a percentage of decreasing revenues. See Note 4, “Goodwill and Intangible Assets,” of Notes to Condensed Consolidated Financial Statements for additional details.

The net impact on gross profit of the additions to inventory reserves and sales of previously reserved products is as follow:

	Three Months Ended
	September 30,	September 30,
(In thousands)	2008	2007
Additions to inventory reserves	$1,385	$238
Sales of previously reserved products	(1,057)	(1,737)

Net (increase) decrease in gross profit	$328	$(1,499)

For the three months ended September 30, 2008, revenues from the sale of previously reserved products were $1.1 million, or 3.0%, of total revenues as compared to $1.7 million, or 2.0%, of total revenues from the same quarter one year earlier. Due to the previously recorded reserves, there was no cost of revenues associated with these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. Concurrently, we recorded additional inventory reserves for the three months ended September 30, 2008 in the amount of approximately $1.4 million as compared to approximately $0.2 million for the same three month period of the previous year.
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
We believe that the gross margins of our products will continue to decline over time as we transition from discrete image process controllers to a more competitive SoC environment. We expect ASP’s of existing products to continue to decline but overall blended ASP’s to be relatively flat as our product mix shifts to SoC products. Our strategy is to optimize gross margins by (i) developing new and more advanced products that can add relative value to the selling price, (ii) reducing manufacturing costs by improving production yields, (iii) aggressively developing more cost effective products and (iv) negotiating with the foundry and other manufacturing partners to receive more competitive pricing. There is no assurance that we will be able to develop and introduce new products on a timely basis or that we can reduce manufacturing costs or improve margins.
Research and Development

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Research and development	$13,065	$12,939	1%
As a percentage of total revenues	37.6%	14.7%
Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products and depreciation of property and equipment. Because the number of new designs we release to our third-party foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. We anticipate that research and development expenses will remain relatively flat in the following quarters of fiscal year 2009.
Research and development expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 remained relatively flat primarily due to (i) a $1.0 million increase in new product development expenditures, (ii) a $0.4 million increase in training and recruiting fees, (iii) a $0.4 million increase in amortization of intellectual property (“IP”) amortization due to the increased expenditure for third-party IP licenses, (iv) a $0.3 million increase in consulting fees, (v) a $0.3 million increase in salary and payroll-related expenses associated with increased employee headcount in the three months ended September 30, 2008 compared to same period in prior year, partially offset by (vi) a $2.2 million decrease in stock-based compensation expense recognized in accordance with SFAS No. 123(R) primarily due to reversal of the stock-based compensation expenses of the terminated employees during the three months ended September 30, 2008 compared to the same period in the prior year.

Selling, General and Administrative

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Selling, general and administrative	$10,105	$17,301	(42%)
As a percentage of total revenues	29.1%	19.6%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 resulted primarily from (i) a $5.5 million decrease in stock-based compensation expense principally related to the extension of the option exercise period to certain terminated employees during the three months ended September 30, 2007 that did not occur in the three months ended September 30, 2008, (ii) a $2.1 million decrease in third-party sales representative commission expenses due to decreased product sales and (iii) a $1.4 million decrease in professional fees, partially offset by (iv) a $0.8 million increase in consulting fees. The professional fees related to the cost of the investigation into our historical stock option grant practices were $2.2 million for the three months ended September 30, 2008 compared to $3.8 million for the three months ended September 30, 2007.
Intangible Assets Impairment
In the first quarter of fiscal year 2009, our financial results and outlook continue to be challenged and constrained by the evolving market for its products and by its customers’ shifting market strategies, combined with a difficult macroeconomic environment. In addition, our market capitalization is below our carrying value. These factors are considered indicators of potential impairment, and as a result, we performed an interim impairment analysis of our intangible assets as of September 30, 2008. Based on the results of this intangible assets impairment analysis, we recognized intangible assets impairment charges of $0.4 million on acquisition-related intangible assets, of which approximately $383,000 related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $4,000 related to tradename was included as “Selling, general and administrative expenses “ in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2008. Refer to Note 4, “Goodwill and Intangible Assets,” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for further information.
Loss on Sale of Short-term Investments

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Loss on sale of short-term investments	$(8,913)	$—	(100%)
As a percentage of total revenues	25.6%	0.0%
During the three months ended September 30, 2008, we sold 50.2 million shares of UMC common stock for net proceeds of $16.6 million and recorded a loss on the sale of $8.9 million. In addition, we determined that the decline in the carrying value of our remaining UMC stock was other-than-temporary in accordance with SFAS No. 115 and we recorded a charge of $0.4 million to reflect the impairment as described below. These losses were offset by a $1.2 million cash dividend received from UMC on September 12, 2008. The total impact of our transactions related to the UMC investments was $8.1 million for the three months ended September 30, 2008. Refer to Note 2, “Short-term Investments,” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Impairment Loss on Short-term Investments

	Three Months Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007	Percent Change
Impairment loss on short-term investments	$(429)	$—	(100%)
As a percentage of net revenues	1.2%	0.0%
Impairment loss on short-term investments represents a charge recorded when a decline in the fair value of an investment below our cost basis is determined to be other-than-temporary. For the three months ended September 30, 2008, we recorded an impairment charge of $0.4 million to reflect the decrease in carrying value of the UMC securities we hold. We determine whether an impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See Note 2 “Short-term Investments,” of Notes to the Condensed Consolidated Financial Statements in Item 1 for more detailed information on this impairment charge. Since we sold the remaining 2.3 million shares of UMC stock subsequent to September 30, 2008, there will be no future gains or losses on short-term investments.
Interest Income

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Interest income	$1,266	$1,508	(16%)
As a percentage of total revenues	3.6%	1.7%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds and certificates of deposits. The decrease in interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to a decrease in interest rates during the three months ended September 30, 2008 as the average interest rate decreased from 0.9% during the three months ended September 30, 2007 to 0.6% during the three months ended September 30, 2008.
Other Income, Net

	Three Months Ended
	September 30,	September 30,	Percent
(Dollars in thousands)	2008	2007	Change
Other income, net	$3,063	$2,184	40%
As a percentage of total revenues	8.8%	2.5%
Other income, net primarily represents dividend income received from our UMC investments, gains or losses from the sale of our other investments, and the foreign currency remeasurement gain or loss. The increase in other income, net for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily attributable to (i) a $2.0 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in the first quarter of fiscal year 2009, partially offset by (ii) a $0.7 million increase in foreign currency remeasurement loss in our daily operations and (iii) a $0.6 million decrease in dividend income from UMC investments.

Provision for Income Taxes

	Three Months Ended
	September 30,	September 30,
	2008	2007	Change
Effective income tax rate	(11.55%)	35.59%	(47.15%)
A provision for income taxes of $1.9 million and $5.6 million was recorded for the three months ended September 30, 2008 and 2007, respectively. The decrease in our effective tax rate from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group, partially offset by decreased pre-tax income generated from our operations in foreign jurisdictions where we were subject to tax. We continued to incur the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group during the three months ended September 30, 2008 albeit we incurred significant operating losses in the quarter.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments at the end of each period were as follows:

	September 30,	June 30,	Increase/
(In thousands)	2008	2008	(Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$229,357	$213,296	$16,061
Short-term investments	741	26,704	(25,963)

Total	$230,098	$240,000	$(9,902)

At September 30, 2008, approximately $41.1 million or 18% of our total cash, cash equivalents and short-term investments, was held in the United States. The remaining balance, representing approximately $189.0 million, or 82% of total cash, cash equivalents and short-term investments, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. The net decrease in cash, cash equivalents and short-term investments is primarily due to the sale of our UMC stock holdings as we incurred a net loss of $8.9 million during September 2008.
Our primary cash inflows and outflows for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,	September 30,
(In thousands)	2008	2007
Net cash flow provided by (used in):
Operating activities	$4,059	$12,627
Investing activities	11,043	(3,353)
Financing activities	959	3,425

Net increase in cash and cash equivalents	$16,061	$12,699

Cash Flows from Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in current assets and liabilities. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, cash provided by operating activities decreased by $8.6 million primarily due to net loss in the first quarter of fiscal year 2009 versus net income in the first quarter of fiscal year 2008 resulting from a significant decrease in sales demand, offset by slight decreases in accrued expenses and income tax payable.

As of September 30, 2008, accounts receivable decreased compared to September 30, 2007, primarily due to decrease in sales demand. The decreased sales demand also led to decreased inventories. Accrued expenses decreased primarily due to payment of professional fees relating to the close to the completion of our investigation into our historical stock option granting practices and related accounting.
Cash Flows from Investing Activities
Cash provided by investing activities consists primarily of the sale of short-term investments, capital expenditures and purchases of intellectual property. The increase in net cash provided by investing activities in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to (i) $13.0 million cash proceeds received from the sale of short-term investments and (ii) $1.2 million less cash paid for purchases of property and equipment due to the completion of the building construction in Shanghai in September 2007.
Cash Flows from Financing Activities
Cash provided by financing activities consists of cash proceeds from issuance of common stock to employees and excess tax benefit from stock-based compensation. The decrease in net cash provided by financial activities in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily attributable to a $2.3 million decrease in cash proceeds from issuance of common stock to employees due to the decrease in number of stock option exercises.
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash, cash equivalents and short-term investments are held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. We believe our current reserves are adequate.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 4 days as of September 30, 2008 compared to 30 days as of September 30, 2007.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.2	$1.4	$0.1	$—	$2.7
Purchase obligations (2)	12.1	0.2	—	—	12.3

Total	$13.3	$1.6	$0.1	$—	$15.0

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, South Korea, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2008.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
As of September 30, 2008, long-term income tax payable under FIN 48 was $20.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2008 presented above.

Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed an SLC composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the SEC on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
Special Litigation Committee
As discussed in the section “Contingent Liabilities on Certain Options Modifications” of Note 7, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements, effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as the our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations as of fiscal year then ended. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008.
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
Prior Software Usage
During April 2008, as a result of an internal review we conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $1.0 million as our best estimate of the amount expected to be paid. The amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008. Subsequent to September 30, 2008, the Company reached a settlement with a vendor and recorded a credit of $0.4 million to expenses, which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective July 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The partial adoption of SFAS No. 157 and the adoption of FSP 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows. We are currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on our consolidated financial position, results of operations and cash flows. See Note 11, “Fair Value Measurements” of Notes to consolidated financial statements for further information.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 during the first quarter of fiscal year 2009 and the adoption did not materially affect our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date.  It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective in our first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS 141R may have on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest should be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary should be measured at fair value. SFAS 160 is effective in our first quarter of fiscal year 2010. We are currently evaluating the impact SFAS 160 may have on our consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt SFAS 161 in the first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS 161 may have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. We do not expect that this Statement will result in a change in any of our current accounting practices.
In May 2008, the FSP issued SFAS 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”) to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited.  We will adopt SFAS 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS 142-3 may have on our consolidated financial position, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, Japan and South Korea. The functional currency of all of our operations is the U.S. dollar. Approximately $189.0 million or 82% of our cash, cash equivalents, and short-term investments (including investments in UMC) are held outside the United States and a majority of it is denominated in U.S. dollars. In addition, income taxes payable in foreign jurisdictions are denominated in foreign currencies and are subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies in relation to the U.S. dollar. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. Since we have research and development facilities in Shanghai and Beijing, China and sales liaison offices in Shanghai, Beijing, Shenzhen, China and South Korea, a large percentage of our international operational expenses are denominated in foreign currencies. As a result, exchange rate volatility, particularly in China’s currency, Renminbi, could negatively or positively affect our operating costs in the future.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, we have approximately $229.4 million in cash and cash equivalents, of which $55.9 million is cash, $129.7 million is invested in money market funds and $43.8 million is invested in certificates of deposit. We will continue to invest a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.
Investment risk
We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are invested in a foreign technology company and are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industry in which this company participates. As of September 30, 2008, we had available-for-sale equity investments with a fair market value of $0.7 million after we sold substantially all of our UMC investments. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. However, the existence of a number of external factors such as continued market volatility, as well as mergers and acquisitions, could have a negative material impact on our results of operations in future periods.
We are also exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. The balance of our long-term equity investments in privately-held companies was approximately $2.1 million, which is included in “Other assets” on the Condensed Consolidated Balance Sheet as of September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Controls.
There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors appointed an SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the SEC on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that any investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as the our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations as of fiscal year then ended. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008.
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
Prior Software Usage
During April 2008, as a result of an internal review we conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. We believe that it is probable that the licensors of this software will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $1.0 million as its best estimate of the amount expected to be paid. The amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008. Subsequent to September 30, 2008, we reached a settlement with a vendor and recorded a credit of $0.4 million to expenses, which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008.
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

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained herein. The description below includes any material changes to and supersedes the description of risk factors affecting our business previously disclosed in “Part I, Items 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.
As a result of the difficult global macroeconomic and industry conditions, we have implemented a restructuring and workforce reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our company during the second quarter of fiscal year 2009 and reduced our workforce and implemented other cost saving initiatives. We will record a restructuring charge in the second quarter of fiscal year 2009 as a result of these actions, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.
If we engage in further cost-cutting or workforce reductions, we may be unable to successfully implement new products or enhancements or upgrades to our products.
We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our recent efforts to streamline operations and reduce costs and workforce are insufficient to bring our structure in line with current demand for our products, we may be forced to make additional workforce reductions or implement further cost saving initiatives. These actions could impact our research and development and engineering activities, which may slow our development of new or enhanced products. We may be unable to successfully introduce new or enhanced products, and may lose customer satisfaction, which could impact our reputation and future sales of our products
A decline in revenues may have a disproportionate impact on operating results and require reductions in our operating expense levels.
Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues decline significantly, we may be required to incur restructuring charges in connection with efforts to contain and reduce costs.
The impact of changes in global economic conditions on our current and potential customers may adversely affect our revenues and results of operations.
Our operating results have been adversely affected over the past quarters by the reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we are faced in fiscal year 2008 was uncertain, and that uncertainty continues in fiscal year 2009. Because customers of our customers may defer purchases of products manufactured by our customers using our products, our customers have and may continue to defer purchases from us until general economic conditions improve, and weak economic conditions may continue to adversely impact our business for at least the next few quarters.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Japan, Asia Pacific, Europe and South Korea collectively accounted for over 99% of our total revenues in the three months ended September 30, 2008 and 2007.
For the three months ended September 30, 2008, approximately 65% of our revenues were derived from sales to two customers, Midoriya (a distributor supplying Sony) and Sharp, and each individually accounted for more than 10% of total revenues during this period. Of these customers, Midoriya accounted for approximately 52% and Sharp accounted for approximately 13%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate dramatically in the future.
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
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year 2006 as well.
Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions, as described in Part II, Item 1, “Legal Proceedings.” Any of these actions could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. In addition, the restatements of our previous financial results and the ongoing regulatory proceedings and government inquiries could impact our relationships with customers and our ability to generate revenues.
We face risks related to SEC, DOJ, and other investigations into our historical stock option grant practices and related accounting, which could require significant management time and attention, and could require us to pay fines or other penalties.
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
Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 8% to 59% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.
We have recorded an impairment charge to intangible assets, and may be required to record future charges to earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles in the United States to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates and changes in our financial results and outlook. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We have recorded such a charge totaling $0.4 million for impaired intangible assets in the three months ended September 30, 2008. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which our assets will be utilized and other variables. Although our market capitalization was less than our net book value as of September 30, 2008, we believe it is primarily due to market conditions and temporary in nature. Our growth estimates were based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. During the three month period ended March 31, 2008, the SLC entered into agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Condensed Consolidated Statements of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2008. We may incur charges in the future related to claims that may be made by these individuals which may be material.

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
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavourably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. We are also subject to the interpretations of foreign regulatory bodies in connection with reviews conducted of our subsidiaries and their operations, including the review of our proposed plan for liquidating TTI in Taiwan. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any current or future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial position, results of operation or cash flows.
Our success depends to a significant degree on the continued employment of key personnel, some of whom have only worked together for a short period of time.
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing and engineering teams many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China and Taiwan. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in China, Taiwan and Northern California. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, the price of our common stock declined by more than 80% from the beginning until the end of the fiscal year 2008. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
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
The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third-party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have in the past, and may in the future, file lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation or resulting counterclaims, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

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
From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available on commercially reasonable terms, if at all. If we are unable to obtain any third-party license required to develop new products and product enhancements, or if our licensor’s technology is no longer available to us because it is determined to infringe another third-party’s intellectual property rights, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer. (7)

32.1	Section 1350 Certification of Chief Executive Officer. (7)

32.2	Section 1350 Certification of Chief Financial Officer. (7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: November 7, 2008	By:	/s/ Pete J. Mangan
Pete J. Mangan
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer. (7)

32.1	Section 1350 Certification of Chief Executive Officer. (7)

32.2	Section 1350 Certification of Chief Financial Officer. (7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.