Form 10-Q
period 2008-12-31
TRIDENT MICROSYSTEMS INC
filed 2009-02-06
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2009, the number of shares of the Registrant’s common stock outstanding was 62,886,977

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net Revenues	$19,215	$74,984	$53,997	$163,158
Cost of revenues	13,045	39,196	35,752	85,204

Gross profit	6,170	35,788	18,245	77,954

Operating expenses:
Research and development	12,715	12,039	25,780	24,978
Selling, general and administrative	8,465	13,970	18,570	31,271
Restructuring charges	761	—	761	—

Total operating expenses	21,941	26,009	45,111	56,249

Income (loss) from operations	(15,771)	9,779	(26,866)	21,705
Loss on sale of short-term investments	(46)	—	(8,959)	—
Impairment loss on short-term investments	(127)	—	(556)	—
Interest income	1,126	1,692	2,392	3,200
Other income, net	1,104	695	4,167	2,879

Income (loss) before provision for income taxes	(13,714)	12,166	(29,822)	27,784
Provision for income taxes	870	4,916	2,731	10,475

Net income (loss)	$(14,584)	$7,250	$(32,553)	$17,309

Net income (loss) per share — Basic	$(0.24)	$0.12	$(0.53)	$0.30

Net income (loss) per share — Diluted	$(0.24)	$0.12	$(0.53)	$0.28

Shares used in computing net income (loss) per share — Basic	61,612	59,269	61,382	58,617

Shares used in computing net income (loss) per share — Diluted	61,612	62,747	61,382	62,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
(In thousands, except par values)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$212,194	$213,296
Short-term investments	9	26,704
Accounts receivable, net of allowance for sales returns of $100 at December 31, 2008 and $300 at June 30, 2008	531	4,510
Inventories	3,648	8,680
Prepaid expenses and other current assets	11,596	12,863

Total current assets	227,978	266,053
Property and equipment, net	23,804	23,425
Intangible assets, net	5,598	8,428
Goodwill	1,432	1,432
Other assets	10,008	9,977

Total assets	$268,820	$309,315

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,978	$10,889
Accrued expenses and other current liabilities	17,787	22,910
Income taxes payable	15,229	16,309

Total current liabilities	35,994	50,108
Long-term income taxes payable	20,103	21,579
Deferred income tax liabilities	274	370

Total liabilities	56,371	72,057

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 62,863 and 61,238 shares issued and outstanding at December 31, 2008 and at June 30, 2008, respectively	63	61
Additional paid-in capital	215,989	208,299
(Accumulated deficit) retained earnings	(3,603)	28,950
Accumulated other comprehensive loss	—	(52)

Total stockholders’ equity	212,449	237,258

Total liabilities and stockholders’ equity	$268,820	$309,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,553)	$17,309
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,610	15,116
Excess tax benefits from stock-based compensation	(96)	(381)
Depreciation and amortization	4,347	1,083
Amortization of acquisition-related intangible assets	2,443	3,305
Impairment loss on short-term investments	556	—
Impairment loss on acquisition-related intangible assets	387	—
(Gain) loss on short-term sale of investments	8,959	(759)
(Gain) loss on disposal of property and equipment	4	(11)
Deferred income taxes	(49)	—
Changes in assets and liabilities:
Accounts receivable	3,979	(6,586)
Inventories	5,032	4,171
Prepaid expenses and other current assets	3,339	1,431
Accounts payable	(8,120)	(5,788)
Accrued expenses and other current liabilities	(5,212)	(4,438)
Income taxes payable	(2,556)	5,384

Net cash provided by (used in) operating activities	(12,930)	29,836

Cash flows from investing activities:
Proceeds from capital reduction in investment	—	7,829
Proceeds from sale of short-term investments	17,232	1,335
Purchases of property and equipment	(2,243)	(4,345)
Proceeds from sale of property and equipment	188	96
Purchases of technology licenses and other	(4,502)	(1,762)

Net cash provided by investing activities	10,675	3,153

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,057	4,580
Excess tax benefits from stock-based compensation	96	381

Net cash provided by financing activities	1,153	4,961

Net increase (decrease) in cash and cash equivalents	(1,102)	37,950

Cash and cash equivalents at beginning of period	213,296	147,562

Cash and cash equivalents at end of period	$212,194	$185,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2009.
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
Impairment Assessment of Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired.
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
The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has two reporting units and performs its impairment review for the reporting unit that carries goodwill.
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are carried at cost, net of accumulated amortization. Acquisition-related intangible assets with finite lives acquired from the purchase of the minority interest of Trident’s subsidiary, Trident Technologies, Inc., (“TTI”), are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The remaining acquisition-related intangible assets and purchased

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
intangible assets with finite lives are amortized over their estimated useful lives of approximately one to four years using the straight-line method.
Fair Value Measures
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which provides a framework that clarifies the fair value measurement objective under the generally accepted accounting principles in the United States of America (“GAAP”) and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Effective July 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities. See Note 11, “Fair Value Measurements” of Notes to condensed consolidated financial statements for further information.
In February 2008, FASB issued Staff Position No. 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of FSP 157-2. The Company is currently assessing the impact of the adoption of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities and does not anticipate that the adoption will have a material impact on its consolidated financial position, results of operations or cash flows.
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The partial adoption of SFAS 157 and the adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Reclassifications
The Company has revised the classification of certain amounts from “Research and development” to “Cost of revenues” to conform to the current year presentation. The Company reclassified $0.6 million and $1.6 million of expenses from “Research and development” to “Cost of revenues” for the three and six months ended December 31, 2007, respectively. The following table summarizes the amounts as previously reported and as revised:

	Three Months Ended		Six Months Ended
	December 31, 2007		December 31, 2007
(In thousands)	As Reported	Revised	As Reported	Revised
Cost of revenues	$38,602	$39,196	$83,637	$85,204
Gross profit	36,382	35,788	79,521	77,954
Research and development	12,633	12,039	26,545	24,978
Total operating expenses	26,603	26,009	57,816	56,249
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141R

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and noncontractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R and SFAS 160 in the first quarter of fiscal year 2010. The Company is currently assessing the impact that SFAS 141R and SFAS 160 will have on its consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS 161 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that SFAS 161 may have on its consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company adopted the measurement of SFAS 162 during the second quarter of fiscal year 2008 and the adoption did not have a material impact on its consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited.  The Company will adopt FSP 142-3 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 may have on its consolidated financial position, results of operations and cash flows.
2. INVESTMENTS
The following tables summarize the Company’s available-for-sale investments:

As of December 31, 2008
		Gross	Gross
	Historical	Unrealized	Unrealized	Estimated
(In thousands)	cost	Gains	Losses	Fair Value
Short-term investments:
Marketable equity security	$9	$—	$—	$9

As of June 30, 2008
		Gross	Gross
	Historical	Unrealized	Unrealized	Estimated
	cost	Gains	Losses	Fair Value
Short-term investments:
Marketable equity securities	$26,756	$—	$(52)	$26,704

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
United Microelectronics Corporation
On June 13, 2008, United Microelectronics Corporation (“UMC”) announced a cash dividend of NT$0.75 per common share and a stock dividend of NT$0.45 per common share to its shareholders of record on August 16, 2008. The Company received a $1.2 million cash dividend and 2.3 million shares of UMC as a stock dividend on September 12, 2008. The Company recorded the $1.2 million cash dividend in “Other income, net” in its Condensed Consolidated Statements of Operations. In connection with the stock dividend received, the Company reduced the historical unit cost per share of UMC stock that it owned.
During the six months ended December 31, 2008, the Company sold all of its 52.5 million shares of UMC common stock for net proceeds of $17.2 million and recorded a loss on sale of approximately $9.0 million under “Loss on sale of short-term investments” in its Condensed Consolidated Statements of Operations. Among the 52.5 million shares of UMC common stock, 2.3 million shares were related to the stock dividend received on September 12, 2008.
Other Short-term Investment
Due to a continuous decrease in the fair value of the Company’s marketable equity security during the three months ended December 31, 2008, its fair value as of December 31, 2008 was lower than the adjusted historical cost. The Company reviewed its short-term investment and determined that the historical cost of the short-term investment represented an other-than-temporary impairment and therefore recorded a $0.1 million impairment loss in its Condensed Consolidated Statements of Operations for the three months ended December 31, 2008.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
3. BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet components:

(In thousands)	December 31, 2008	June 30, 2008
Cash and cash equivalents:
Cash	$38,573	$37,295
Money market funds	130,427	132,419
Certificates of deposit	43,194	43,582

	$212,194	$213,296

Inventories:
Work in process	$1,909	$4,170
Finished goods	1,739	4,510

	$3,648	$8,680

Property and equipment, net:
Building and leasehold improvements	$19,426	$18,738
Machinery and equipment	9,884	8,773
Software	3,418	3,319
Furniture and fixtures	1,507	1,465
Construction in progress	—	103

	34,235	32,398
Accumulated depreciation and amortization	(10,431)	(8,973)

	$23,804	$23,425

Accrued expenses and other current liabilities:
Compensation and benefits	$3,963	$5,927
Royalties	609	1,014
Professional fees	1,430	1,572
Deferred revenues less deferred cost of revenues	1,040	1,274
Prior software usage (1)	787	1,387
Contingent liabilities on certain option modifications (2)	4,336	4,336
Others	5,622	7,400

	$17,787	$22,910

(1)	See Note 6 “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

(2)	See Note 7 “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements.
4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
During the three months ended September 30, 2008, the Company’s financial results and outlook continued to be challenged and constrained by the evolving market for its products and by its customers’ shifting strategies, combined with a difficult macroeconomic environment. In addition, the Company’s market capitalization was below its carrying value. These factors were considered indicators of potential impairment as described above. As a result, the Company performed an impairment analysis of its goodwill and intangible assets in accordance with SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of September 30, 2008.
Intangible assets impairment testing
When it is determined that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests the assets for recoverability based on an estimate of future undiscounted cash flows as compared to the asset carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
The Company utilized an independent external service provider to assist in the determination of the estimated undiscounted cash flows and to calculate the fair value of the acquisition-related intangible assets, as of September 30, 2008, to measure the impairment loss. The Company independently prepared a separate and comparable undiscounted cash flow analysis that corroborated the fair value provided by the independent service provider. The impairment analysis for the acquisition-related assets indicated that some of the acquisition-related intangible assets were not recoverable as the sum of the estimated future undiscounted cash flows were below the assets’ carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. As a result of the analysis, the Company recognized a $0.4 million impairment loss on acquisition-related intangible assets, related to developed and core technology which was included as “Cost of revenues” and tradename which was included as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations in the three months ended September 30, 2008.
Goodwill impairment testing
For goodwill impairment analysis, the Company also utilized an independent external service provider to assist in the determination of its fair value, as of September 30, 2008, by using the income or discounted cash flow approach. The income approach requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future cash flows using the Company’s weighted average cost of capital. The Company decided to use the income approach to calculate its fair value rather than the market or cost approaches because the reporting unit of the Company which carried goodwill did not have any stand-alone market data for its market capitalization. Moreover, the cost approach cannot provide the best estimate of the fair value of the Company.
The Company independently prepared a separate and comparable discounted cash flow analysis that corroborated the fair value provided by the independent service provider. Based on the results of the step one test of its goodwill impairment analysis, the Company determined that the net book value of its reporting unit exceeded its estimated fair value. As a result, the Company performed step two of the goodwill impairment test to determine the implied fair value of goodwill. Under step two, the estimated fair value of the reporting unit was greater than the sum of the fair value of the net assets and thus goodwill was not impaired as of September 30, 2008.
During the three months ended December 31, 2008, the Company continued to evaluate factors which could trigger an interim impairment review of its intangible assets, long-lived assets, and goodwill and determined that there were no triggering events for interim impairment review of intangible assets, long-lived assets, and goodwill as the Company’s market capitalization did not change significantly from September 30, 2008 and the Company has not identified changes or significant underperformance relative to its projected future operating results in the near term as estimated by the Company in the three months ended September 30, 2008. The Company will continue to monitor its intangible assets, goodwill and other long-lived assets for possible impairment in the future and may make appropriate reductions in carrying value if an impairment is subsequently determined to exist. As circumstances change, it is possible that future impairment tests could result in an impairment charge being recorded as part of income (loss) from operations.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The carrying values of the Company’s amortized acquisition-related intangible assets after the adjustment for impairment loss as of December 31, 2008 and June 30, 2008 are as follows:

	December 31, 2008			June 30, 2008
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Core and developed technologies	$24,587	$(19,684)	$4,903	$24,587	$(17,129)	$7,458
Customer relationships	2,521	(1,827)	694	2,521	(1,561)	960
Tradename	14	(13)	1	14	(4)	10

Total	$27,122	$(21,524)	$5,598	$27,122	$(18,694)	$8,428

Amortization expense (including the impairment loss on acquisition-related intangible assets) of core and developed technologies is recorded in “Cost of revenues,” while the amortization expense (including the impairment loss on acquisition-related intangible assets) of other intangible assets is included in “Selling, general and administrative expenses.” The following summarizes the amortization expense of acquisition-related intangible assets including the impairment loss on acquisition-related intangible assets for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Reported as:
Cost of revenues	$1,066	$1,485	$2,555	$2,971
Selling, general and administrative	134	167	275	334

Total	$1,200	$1,652	$2,830	$3,305

As of December 31, 2008, the Company estimates the amortization expense of acquired intangible assets for the remaining six months of fiscal year 2009, fiscal years 2010, 2011, 2012, to be as follows: $1.4 million, $2.4 million, $1.4 million, and $0.4 million, respectively.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The following table reflects the changes in the Company’s accrued product warranty only for expected customer claims related to known product warranty issues during the three and six months ended December 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Accrued product warranty, at beginning of period	$—	$934	$256	$800
Charged to (reversal of) cost of revenues	—	(570)	(256)	(381)
Actual product warranty expenditures	—	(9)	—	(64)

Accrued product warranty, at end of period	$—	$355	$—	$355

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2012. At December 31, 2008, future minimum lease payments under these non-cancelable operating leases for the remaining six months of fiscal year 2009, fiscal years 2010, 2011, and 2012, were as follows: $0.7 million, $1.0 million, and $0.7 million and $0.1 million, respectively. Rental expenses for the three months ended December 31, 2008 and 2007 were both $0.3 million. Rental expenses for the six months ended December 31, 2008 and 2007 were $0.7 million and $0.8 million, respectively.
Purchase Commitments
At December 31, 2008, the Company had purchase commitments in the amount of $9.1 million that were not included in the condensed consolidated balance sheet at that date. Among the $9.1 million of purchase commitments, $1.1 million of these commitments were to UMC, its principal foundry. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. The Company cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
The Department of Justice (“DOJ”) is currently conducting an investigation of the Company in connection with its investigation into its stock option grant practices and related issues, and the Company is subject to a subpoena from the DOJ. The Company is also subject to a formal investigation by the SEC on the same issues. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ investigations. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. The Company is unable to predict what consequences, if any, that an investigation by any regulatory agency may have on it. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. If a regulatory agency were to commence civil or criminal action against the Company, it is possible that the Company could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of its former officers, directors and/or employees and might result in such sanctions against the Company and/or its current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of the Company’s prior financial statements or require that the Company take other actions. If the Company is subject to an adverse finding resulting from the SEC and DOJ investigations, it could be required to pay damages or penalties or have other remedies imposed upon it. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
could otherwise be devoted to the operation of its business. In addition, the Company’s 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, the Company determined that its use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. The Company has negotiated and intends to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet its current software usage requirements. During the three and six months ended December 31, 2008, the Company reached a settlement with one software vendor and recorded a credit of $0.2 million and $0.6 million, respectively, to expenses which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. The Company believes that it is probable that the other software licensors will, as part of these negotiations, seek compensation from the Company relating to this prior usage. While the Company cannot predict with certainty the outcome of these negotiations, the Company has recorded $0.8 million as its best estimate of the amount expected to be paid. This amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
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
7. EMPLOYEE STOCK PLANS
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of December 31, 2008, the Company had three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
2006 Plan
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
TTI Plan
Stock options granted under the TTI Plan expire no later than ten years from the grant date. Options granted under the TTI Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further awards may be made under the TTI Plan.
2002 Plan
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
Valuation of Employees Stock Options
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
For the three and six months ended December 31, 2008 and 2007, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Employee Incentive Plans	2008	2007	2008	2007
Expected term (in years)	3.93	4.25	3.91	4.25
Expected volatility	63.19%	64.23%	61.65%	48.22%
Risk-free interest rate	1.92%	3.94%	3.02%	4.40%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$0.83	$3.92	$1.36	$5.99

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Since the adoption of SFAS 123(R), the Company has continued to use historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past.  The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of Trident’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and six months ended December 31, 2008 and 2007, the Company adjusted stock-based compensation expense based on its actual forfeitures.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three and six months ended December 31, 2008 and 2007. The Company has not capitalized any stock-based compensation expense in inventory for the three and six months ended December 31, 2008 and 2007 as such amounts were immaterial.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Cost of revenues (1)	$138	$141	$293	$417
Research and development (1)	2,736	3,506	4,489	7,435
Selling, general and administrative	1,054	4,756	1,828	10,994

Total stock-based compensation expense	$3,928	$8,403	$6,610	$18,846

(1)	The amounts included in the three and six months ended December 31, 2007 reflect the reclassification of certain prior period balances from “Research and development” to “Cost of revenues” to conform to the current period presentation.
During the three and six months ended December 31, 2008, total stock-based compensation expense recognized in loss before taxes was $3.9 million and $6.6 million, respectively, and there was no related recognized tax benefit. During the three and six months ended December 31, 2007 total stock-based compensation expense recognized in income before taxes was $8.4 million and $18.8 million, respectively, and there was no related recognized tax benefit. Among the $4.8 million and $11.0 million of selling, general and administrative stock-based compensation expenses for the three and six months ended December 31, 2007, $3.7 million was related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed in the section “Contingent Liabilities on Certain Options Modifications” in this note below. Total unrecognized compensation cost of options granted but not yet vested as of December 31, 2008 was $20.4 million, which is expected to be recognized over the weighted average period of 2.5 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Stock Options Awards
The following table summarizes the Company’s stock option activities for the six months ended December 31, 2008:

		Options Outstanding
				Weighted
				Average
				Remaining
			Weighted	Contractual	Aggregate
	Shares Available	Number of	Average Exercise	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Price	Years)	Value
Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(439)	—	—
Granted	(1,557)	1,557	2.78
Exercised	—	(1,041)	1.11
Cancelled, forfeited or expired	1,003	(1,003)	10.03
Restricted stocks granted (1)	(1,352)	—	—
Restricted stocks cancelled (1)	310	—	—

Balance at December 31, 2008	3,373	7,038	$8.62	7.3	$1,315

Vested and expected to vest at December 31, 2008		6,589	$8.50	7.2	$1,281

Exercisable at December 31, 2008		3,207	$7.82	5.6	$1,072

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $1.89 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The Company did not recognize any tax benefits upon exercise of stock options for the three and six months ended December 31, 2008.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Company’s restricted stock awards (RSAs) and restricted stock units (RSUs) for the six months ended December 31, 2008.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2008	1,008	$13.71
Granted	980	3.54
Vested	(208)	2.83
Forfeited	(225)	11.05

Restricted stock balance at December 31, 2008	1,555	$9.14

RSAs and RSUs typically vest over a three to four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA award of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was granted to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award vests in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, is achieved on or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the three and six months ended December 31, 2008, stock-based compensation expenses of $0.1 million and $0.3 million, respectively, were recorded for these restricted performance shares because of service conditions met. As of December 31, 2008, none of these performance-based RSAs were vested.
As of December 31, 2008, there was $13.3 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.9 years.
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
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which the Company’s former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, the Company believes that the Company’s former CEO, two former non-employee directors and two former employees may seek compensation from the Company relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
8. INCOME TAXES
Upon adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“ FIN 48”), the Company accrued $83,000 for the interest and penalties related to gross unrecognized tax benefits as of December 31, 2008. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, is $42.3 million at December 31, 2008. Although timing of the resolution of audits is highly uncertain, the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits as of December 31, 2008 will materially change in the next 12 months.
9. COMPREHENSIVE INCOME (LOSS)
Under SFAS No. 130, Reporting Comprehensive Income, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The following summarizes the comprehensive income (loss) for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$(14,584)	$7,250	$(32,553)	$17,309

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	—	(4,855)	—	(5,548)

Total comprehensive income (loss)	$(14,584)	$2,395	$(32,553)	$11,761

Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments.
10. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net income (loss)	$(14,584)	$7,250	$(32,553)	$17,309

Shares used in computing net income (loss) per share — Basic	61,612	59,269	61,382	58,617
Dilutive potential common shares	—	3,478	—	4,307

Shares used in computing net income per share — Diluted	61,612	62,747	61,382	62,924

Net income (loss) per share — Basic	$(0.24)	$0.12	$(0.53)	$0.30

Net income (loss) per share — Diluted	$(0.24)	$0.12	$(0.53)	$0.28

Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. Under the treasury stock method, dilutive potential common shares to purchase 6,646,000 shares and 5,112,000 shares were excluded from the computation of diluted weighted average shares outstanding during the three months ended December 31, 2008 and 2007, respectively, because these stock options, restricted stock awards and restricted stock units were anti-dilutive. Dilutive potential common shares to purchase 6,696,000 shares and 4,535,000 shares were excluded from the computation of diluted weighted average shares outstanding during the six months ended December 31, 2008 and 2007, respectively, because these stock options, restricted stock awards and restricted stock units were anti-dilutive.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
11. FAIR VALUE MEASUREMENTS
Effective July 1, 2008, the Company adopted the provisions of SFAS 157, as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.
SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Money market funds (1)	$130,427	$130,427	$—	$—
Certificates of deposit (1)	43,194	43,194	—	—
Marketable equity security (2)	9	9	—	—

Total assets	$173,630	$173,630	$—	$—

(1)	Included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

(2)	Included in short-term investments on the Company’s Condensed Consolidated Balance Sheet.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which are presented on the Condensed Consolidated Balance Sheets as of December 31, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$173,621	$173,621	$—	$—
Short-term investments	9	9	—	—

Total assets	$173,630	$173,630	$—	$—

The Company’s cash equivalents and marketable securities are classified within Level 1, as its cash equivalents and marketable securities are valued using quoted market prices.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
12. RESTRUCTURING
On October 27, 2008, the Company announced a restructuring plan designed to improve operational efficiency and financial results.  These restructuring activities have resulted in charges primarily related to employee severance and benefit arrangements.  Under the restructuring plan, the Company incurred restructuring charges of approximately $0.8 million, which were recorded under “Restructuring charges” in its Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008, and all of which were cash expenditures. The Company expects to incur additional restructuring charges of less than $0.1 million relating to employee severance and benefit arrangements.  Under the restructuring plan, the Company expects all restructuring activities to be fully completed and associated restructuring costs to be paid by June 30, 2009.
13. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, television, or LCD TV and digital set-top boxes. The Company also designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set-top boxes or digital TV sets.
Revenues by region are classified based on the locations of the customers’ principal offices even though its customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007
Revenues:
Japan	$10,364	$24,509	34,319	49,331
Europe	5,426	14,605	10,159	33,244
Asia Pacific	3,218	9,490	9,018	20,882
South Korea	180	26,305	474	59,650
Americas	27	75	27	51

Total revenues	$19,215	$74,984	$53,997	$163,158

Major Customers
The following table shows the percentage of the Company’s revenues for the three and six months ended December 31, 2008 and December 31, 2007 that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Revenues:	2008	2007	2008	2007
Midoriya (distributor supplying Sony)	34%	27%	40%	23%
Philips	17%	17%	12%	19%
Tomen (distributor supplying Sharp)	15%	—	14%	—
Samsung	—	34%	—	35%

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
As of December 31, 2008, the Company had a high concentration of accounts receivable with three customers, who collectively accounted for approximately 88% of the total gross accounts receivable. As of December 31, 2008, Midoriya (a distributor supplying Sony), Weikeng and Vestel accounted for 43%, 23%, and 22%, respectively, of total gross accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “ours” “Trident”, or the” Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the SEC. For this purpose, statements concerning industry or market segment outlook, market acceptance of or transition to new products, revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “seek,” “targets,” “goals,” “intend,” “plan,” “believe,” “anticipate,” “continues,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on June 30 of each year.
Overview
We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display television, or LCD TV, and digital set-top boxes. Our System-on-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers.
We sell our products primarily to digital television Original Equipment Manufacturers, or OEMs, in Japan, Asia Pacific and Europe, either directly or through their supplier channels. We consider these OEMs to be our customers. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. For the three months ended December 31, 2008, approximately 67% of our revenues were derived from sales to three customers. Midoriya (a distributor supplying Sony), Philips (our sales are principally made to three of Philips’ contract manufacturers) and Tomen (a distributor supplying Sharp), each individually accounted for 34%, 17% and 15% of total revenues during this period, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Business structure
Since June 2003, we have focused our business primarily in a growing DPTV market and related areas. We conduct this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. In September 2008, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea. Trident Multimedia Systems, Inc., or TMS, was inactive at December 31, 2008. Trident Technologies, Inc., or TTI, which was 99.9% owned by Trident at December 31, 2008, is in the process of being dissolved.
References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including TMBJ, TMK, TMFE, TML, TMT, TMS, and TTI.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. In addition to the accounting policies that are more fully described in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the following critical accounting policies to be affected by critical accounting estimates: revenue recognition, allowance for sales returns and pricing adjustments, stock-based compensation expense, the assessment of recoverability of long-lived assets including goodwill, acquisition-related intangible assets and purchased intangible assets, investments, inventories, product warranty, income taxes, litigation and other loss contingencies and accrued expenses. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for fiscal year 2008. There have been no changes to the description of these critical accounting estimates subsequent to June 30, 2008.
Results of Operations
Financial Data for the Three and Six Months Ended December 31, 2008 Compared to the Three and Six Months Ended December 31, 2007.
Net revenues
Net revenues comparison by dollars

	Three Months Ended				Six Months Ended
(Dollars in thousands)	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
Revenues by region (1)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Japan	$10,364	$24,509	$(14,145)	(58%)	$34,319	$49,331	$(15,012)	(30%)
Europe	5,426	14,605	(9,179)	(63%)	10,159	33,244	(23,085)	(69%)
Asia Pacific (2)	3,218	9,490	(6,272)	(66%)	9,018	20,882	(11,864)	(57%)
South Korea	180	26,305	(26,125)	(99%)	474	59,650	(59,176)	(99%)
Americas	27	75	(48)	(64%)	27	51	(24)	(47%)

Total net revenues	$19,215	$74,984	$(55,769)	(74%)	$53,997	$163,158	$(109,161)	(67%)

Net revenues comparison by percentage

	Three Months Ended			Six Months Ended
	December 31,			December 31,
Revenues by region (1)	2008	2007	Variance	2008	2007	Variance
Japan	53.9%	32.7%	21.2%	63.5%	30.2%	33.3%
Europe	28.2%	19.4%	8.8%	18.8%	20.4%	-1.6%
Asia Pacific (2)	16.8%	12.7%	4.1%	16.7%	12.8%	3.9%
South Korea	1.0%	35.1%	(34.1%)	0.9%	36.6%	(35.7%)
Americas	0.1%	0.1%	0.0%	0.1%	0.0%	0.1%

Percentage of net revenues	100%	100%		100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

Digital media product revenues represented substantially all of our total revenues in the three and six months ended December 31, 2008 and 2007. Our digital media products include integrated circuit chips used in digital television, LCD TV and digital set-top boxes. Net revenues are revenues less reductions for rebates and allowances for sales returns.
During the three and six months ended December 31, 2008, net revenues decreased in all regions. Revenues in South Korea decreased significantly primarily due to a major South Korean customer’s shifting its strategy to design and produce portions of its silicon products internally rather than outsourcing the design to a third-party vendor. Revenues in Japan and Europe decreased primarily due to lower revenues generated from our existing products that we are phasing out of production and lack of design wins for our SoC products. Revenues in Asia Pacific decreased primarily due to the continued decrease in sales of SVP products and intense competition in the market where we sell discrete image process controllers.
Overall, the revenue decline in the second quarter of fiscal year 2009 was accelerated by the loss of design win opportunities on our new SoC products and the global economic downturn. Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. If customers of our customers defer purchases of products manufactured by our customers that incorporate our products, our customers may continue to defer purchases from us until general economic conditions improve, which could adversely affect our business and operating results for several quarters. The economic environment that we face in fiscal year 2009 is uncertain and we anticipate that our revenues will continue to decline on a year-over-year basis in the remaining fiscal year 2009.
Historically, a relatively small number of customers have accounted for a significant portion of our revenues. The following table shows the percentage of our revenues for the three and six months ended December 31, 2008 and December 31, 2007 that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Revenues:	2008	2007	2008	2007
Midoriya (distributor supplying Sony)	34%	27%	40%	23%
Philips	17%	17%	12%	19%
Tomen (distributor supplying Sharp)	15%	—	14%	—
Samsung	—	34%	—	35%
We expect that a small number of our customers will continue to account for a substantial portion of our net revenues in fiscal year 2009 and in the foreseeable future. The composition of our top customers has varied in the past and will likely continue to vary from period to period. The primary factors that cause the composition of our top customers to change are (i) design wins, (ii) product mix changes with our top customers and (iii) future demand from end-customers who purchase digital televisions and LCD TVs.
Gross Margin

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Gross profit	$6,170	$35,788	$(29,618)	(83%)	$18,245	$77,954	$(59,709)	(77%)
Gross margin	32.1%	47.7%			33.8%	47.8%
Cost of revenues includes the cost of purchasing wafers manufactured by an independent foundry, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, contingent liability reserves, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquisition-related intangible assets and purchased intangible assets.
Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenues. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers at lower margin, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and costs associated with operational support. Gross margin decreased for the three and six months ended December 31, 2008 compared to the three and six months ended December 31, 2007 primarily due to lower shipment volumes, a higher percentage of operations support expenses as a result of lower revenues and higher manufacturing costs.
Research and Development

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Research and development	$12,715	$12,039	$676	6%	$25,780	$24,978	$802	3%
Percentage of net revenues	66.2%	16.1%			47.7%	15.3%
Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products and depreciation of property and equipment. Because the number of new designs we release to our third-party foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. We anticipate that research and development expenses will remain relatively flat in the remaining quarters of fiscal year 2009.
Research and development expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 increased slightly primarily due to (i) a $1.3 million increase in amortization of intellectual property or IP attributable to the increased expenditures for third-party IP licenses, (ii) $0.7 million increase in salary and payroll-related expenses associated with the hiring of additional employees for the three months ended December 31, 2008 compared to same period in the prior year, partially offset by (iii) a $0.8 million decrease in stock-based compensation expense and (iv) a $0.2 million decrease in engineering expenses.
Research and development expenses for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 increased slightly primarily due to (i) a $1.7 million increase in amortization of IP attributable to the increased expenditures for third-party IP licenses, (ii) a $1.1 million increase in salary and payroll-related expenses associated with the hiring of additional employees for the six months ended December 31, 2008 compared to the same period of prior year, (iii) a $0.8 million increase in new product development expenditures, (iv) a $0.5 million increase in training and recruiting fees, partially offset by (v) a $2.9 million decrease in stock-based compensation expense primarily due to certain options modifications and contingent liabilities associated with vested options of certain terminated employees that occurred only during the six months ended December 31, 2007.
Selling, General and Administrative

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Selling, general and admin	$8,465	$13,970	$(5,505)	(39%)	$18,570	$31,271	$(12,701)	(41%)
Percentage of net revenues	44.1%	18.6%			34.4%	19.2%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
The decrease in selling, general and administrative expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, resulted primarily from (i) a $3.7 million decrease in stock-based compensation expense recorded, which was related to the contingent liabilities associated with vested options of certain terminated employees recorded in the second quarter of fiscal year 2008, (ii) a $1.5 million decrease in sales commission paid to distributors’ representatives due to the decrease in revenues for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, (iii) a $1.5 million decrease in professional fees due to the completion of the investigation into our stock option granting process in September 2007, (iv) a $0.3 million decrease in training and hiring expenses, partially offset by (v) a $0.6 million increase in payroll-related expenses associated with the hiring of additional employees and (vi) a $0.7 million increase in consulting fees.

The decrease in selling, general and administrative expenses for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, resulted primarily from (i) a $9.2 million decrease in stock-based compensation expense which included $3.7 million for the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees, which was recorded in the second quarter of fiscal year 2008, (ii) a $3.6 million decrease in sales commission paid to distributors’ representatives due to the decrease in revenues for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, (iii) a $2.9 million decrease in professional fees due to the completion of our investigation into our stock option granting prices in September 2007, partially offset by (iv) a 1.6 million increase in consulting fees and (v) a $0.7 million increase in payroll-related expenses associated with the hiring of additional employees.
Restructuring and Charges

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Restructuring charges	$761	$—	$761	100%	$761	$—	$761	100%
Percentage of net revenues	4.0%	0.0%			1.4%	0.0%
During the second quarter of fiscal year 2009, we implemented a global cost reduction plan that reduced our numbers of employees by approximately 100 employees worldwide. The plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.8 million for the three and six months ended December 31, 2008. Substantially all of the employee related charges for the second quarter of fiscal year 2009 global cost reduction plan were paid within the quarter. We expect to realize a quarterly cost savings of approximately $1.1 million as a result of the reduced employee-related expenses.
Loss on Sale of Short-term Investments

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Loss on sale of short-term investments	$(46)	$—	$(46)	(100%)	$(8,959)	$—	$(8,959)	(100%)
Percentage of net revenues	(0.2%)	0.0%			(16.6%)	0.0%
During the three months ended December 31, 2008, we sold the remaining 2.3 million shares of UMC common stock for net proceeds of $0.7 million and recorded a loss on the sale of $46,000. The $9.0 million loss on sale of short-term investments for the six months ended December 31, 2008 was driven by a sale of 52.5 million shares of UMC common stock.
Interest Income

	Three Months Ended				Six Months Ended
	December 31,				'December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Interest income	$1,126	$1,692	$(566)	(33%)	$2,392	$3,200	$(808)	(25%)
Percentage of net revenues	5.9%	2.3%			4.4%	2.0%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds and certificates of deposits. The decrease in interest income for the three months ended December 31, 2008 was primarily attributable to a decrease in interest rate from 0.9% during the three months ended December 31, 2007 to a 0.5% during the three months ended December 31, 2008.
The decrease in interest income for the six months ended December 31, 2008 was primarily driven by a decrease in interest rate from 1.7% during the six months ended December 31, 2007 to 1.1% during the six months ended December 31, 2008.

Other Income, Net

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2008	2007	Variance	Variance	2008	2007	Variance	Variance
Other income, net	$1,104	$695	$409	59%	$4,167	$2,879	$1,288	45%
Percentage of net revenues	5.7%	0.9%			7.7%	1.8%
Other income, net primarily represents dividend income received from our UMC investments, gains or losses from the sale of our other investments, and the foreign currency remeasurement gain or loss. The increase in other income, net for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, was primarily attributable to (i) a $0.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in the second quarter of fiscal year 2009, (ii) a $0.6 million tax refund from the economic relief fund of a government agency in Shanghai, partially offset by (ii) a $0.8 million decrease in capital gain received from the sale of available-for-sale investments in the second quarter of fiscal year 2008.
The increase in other income, net for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, was primarily attributable to (i) a $2.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in the first six months of fiscal year 2009, (ii) a $0.6 million tax refund from the economic relief fund of a government agency in Shanghai, partially offset by (iii) a $0.8 million decrease in capital gain received from the sale of available-for-sale investments and a $0.6 million decrease in dividend income from UMC investments during the six months ended December 31, 2007.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2008	2007	Variance	2008	2007	Variance
Effective income tax rate	(6%)	40%	(46%)	(9%)	38%	(47%)
The effective income tax rate for the three and six months ended December 31, 2008 decreased by 46% and 47%, respectively, compared to the three and six months ended December 31, 2007. The decrease in our effective income tax rate from the three and six months ended December 31, 2007 to the three and six months ended December 31, 2008 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group, partially offset by decreased pre-tax income generated from our operations in foreign jurisdictions where we were subject to tax. We continued to incur the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group during the three and six months ended December 31, 2008 even though we incurred significant operating losses in the quarter.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments at the end of each period were as follows:

	December 31,	June 30,	Increase/
(In thousands)	2008	2008	(Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$212,194	$213,296	$(1,102)
Short-term investments	9	26,704	(26,695)

Total	$212,203	$240,000	$(27,797)

At December 31, 2008, approximately $48.1 million, or 23%, of our total cash, cash equivalents and short-term investments was held in the United States. The remaining balance, representing approximately $164.1 million, or 77% of total cash, cash equivalents and short-term investments, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. The net decrease in cash, cash equivalents and short-term investments is primarily driven by (i) the reduction of accounts payable and accrued liabilities and (ii) the sale of our UMC stock holdings, which incurred a net loss of approximately $9.0 million during the six months ended December 31, 2008.
Our primary cash inflows and outflows for the six months ended December 31, 2008 and 2007 were as follows:

	Six Months Ended
	December 31,	December 31,
(In thousands)	2008	2007
Net cash flow provided by (used in):
Operating activities	$(12,930)	$29,836
Investing activities	10,675	3,153
Financing activities	1,153	4,961

Net increase (decrease) in cash and cash equivalents	$(1,102)	$37,950

Cash Flows from Operating Activities
Cash provided by or used in operating activities is net income or loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the six months ended December 31, 2008, cash used in operating activities was $12.9 million compared to $29.8 million cash provided by operating activities for the six months ended December 31, 2007. This decrease was primarily due to net loss in the six month period of fiscal year 2009 versus net income in the six month period of fiscal year 2008 resulting from a significant decrease in revenues and a large decrease in income tax payable. The six month periods ended December 31, 2008 and 2007 included stock-based compensation expenses of approximately $6.6 million and $15.1 million, respectively.
As of December 31, 2008, accounts receivable decreased compared to December 31, 2007, primarily due to the significant decrease in revenues resulting from the loss of design win opportunities and the global economic crisis. Income tax payable decreased because of (i) the significant decrease in pre-tax income during the second half of fiscal year 2008 and (ii) the relative strengthening of the U.S. dollar in the first and second quarters of fiscal year 2009.
Cash Flows from Investing Activities
Cash provided by investing activities consist primarily of capital expenditures and purchases of intellectual property, partially offset by sales of short-term investments. Cash provided by investing activities for the six months ended December 31, 2008 was $10.7 million. The increase in net cash provided by investing activities in the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily attributable to (i) a $15.9 million increase in cash proceeds received from the sale of short-term investments, partially offset by (ii) $7.8 million cash proceeds received from the UMC capital reduction in the six months ended December 31, 2007.
Cash Flows from Financing Activities
Cash provided by financing activities consists of cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation. Cash provided by investing activities for the six months ended December 31, 2008 was $1.2 million. The decrease in net cash provided by financing activities in the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was attributable to a $3.5 million decrease in cash proceeds from issuance of common stock to employees.
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
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 3 days as of December 31, 2008 compared to 19 days as of December 31, 2007. The decrease in DSO was primarily due to the shift in mix of our customers who have different payment terms and more shipments in the early part of the quarter.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Less than 1
(In millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.2	$1.3	$—	$—	$2.5
Purchase obligations (2)	8.9	0.2	—	—	9.1

Total	$10.1	$1.5	$—	$—	$11.6

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, South Korea, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of December 31, 2008.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
As of December 31, 2008, long-term income tax payable under FIN 48 was $20.1 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2008 presented above.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee, or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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

In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
Special Litigation Committee
As discussed in the section “Contingent Liabilities related to Modification of Certain Options” of Note 7, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements, effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as the our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. During the three and six months ended December 31, 2008, we reached a settlement with one software vendor and recorded a credit of $0.2 million and $0.6 million, respectively, to expenses which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. We believe that it is probable that the other software licensors will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $0.8 million as our best estimate of the amount expected to be paid. This amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 141R will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141R expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and noncontractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R and SFAS 160 in the first quarter of fiscal year 2010. We are currently assessing the impact that SFAS 141R and SFAS 160 will have on our consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt SFAS 161 in the first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS 161 may have on our consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles, or SFAS 162. SFAS 162 identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. We adopted the measurement of SFAS 162 during the second quarter of fiscal year 2009 and the adoption did not have a material impact our consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited.  We will adopt FSP 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the impact that FSP 142-3 may have on its consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, Japan and South Korea. The functional currency of all of our operations is the U.S. dollar. Approximately $164.1 million, or 77% of our cash, cash equivalents, and short-term investments, are held outside the United States, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future. Since we have research and development facilities in Shanghai and Beijing, China and sales liaison offices in Shanghai, Beijing, Shenzhen, China and South Korea, a large percentage of our international operational expenses are denominated in foreign currencies. As a result, foreign currency exchange rate volatility, particularly in China’s currency, Renminbi, could negatively or positively affect our operating costs in the future.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, we have approximately $212.2 million in cash and cash equivalents, of which $38.6 million is cash, $130.4 million is invested in money market funds and $43.2 million is invested in certificates of deposit. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Investment risk
Money Market Funds
As of December 31, 2008, we invested $130.4 million in money market funds. Our investment in these money market funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although these money market funds seek to preserve the value of the investment at $1 per share, it is possible that the value may be less than $1 per share due to the current global financial environment. The majority of the investments underlying these money market funds, however, is highly liquid and will mature within 90 days from December 31, 2008.
Publicly Traded Equity Securities
As of December 31, 2008, we only had one available-for-sale equity investments with a fair market value of $9,000 following the sale of our UMC investments. As a result, we no longer have exposure to market risk related to changes in the market value of an investment in this public company.
Investment in Privately Held Companies
We are exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies was approximately $2.1 million, which is included in “Other assets” on the Condensed Consolidated Balance Sheet as of December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
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
Changes in Internal Controls.
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors appointed an SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation by the SEC on the same issues. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on it. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, our 401(k) plan and its administration were audited by the Department of Labor but no further action was noted.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as the our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. . As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated and intend to continue negotiating new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. During the three and six months ended December 31, 2008, we reached a settlement with one software vendor and recorded a credit of $0.2 million and $0.6 million, respectively, to expenses which is included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. We believe that it is probable that the other software licensors will, as part of these negotiations, seek compensation from us relating to this prior usage. While we cannot predict with certainty the outcome of these negotiations, we have recorded $0.8 million as our best estimate of the amount expected to be paid. This amount is included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008.
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
As a result of the difficult global macroeconomic and industry conditions, we recently implemented a restructuring and workforce reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our company during the second quarter of fiscal year 2009, reducing our workforce and implementing other cost saving initiatives. We have recorded a restructuring charge in the second quarter of fiscal year 2009 as a result of these actions, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.
We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Japan, Asia Pacific, Europe and South Korea collectively accounted for over 99% of our total revenues in the three and six months ended December 31, 2008 and 2007.
For the three months ended December 31, 2008, approximately 67% of our revenues were derived from sales to three customers. Midoriya (a distributor supplying Sony), Philips (our sales are principally made to three of Philips’ contract manufacturers) and Tomen (a distributor supplying Sharp), each individually accounted for 34%, 17% and 15% of total revenues during this period, respectively. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.
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
• our customers may develop and manufacture their own solutions; or
• our customers may discontinue sales or lose market share in the markets for which they purchase our products.

If we engage in further cost-cutting or workforce reductions, we may be unable to successfully implement new products or enhancements or upgrades to our products.
We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our recent efforts to streamline operations and reduce costs and our workforce are insufficient to bring our structure in line with current and projected near-term demand for our products, we may be forced to make additional workforce reductions or implement further cost saving initiatives. These actions could impact our research and development and engineering activities, which may slow our development of new or enhanced products. We may be unable to successfully introduce new or enhanced products, and may not succeed in obtaining or maintaining customer satisfaction, which could negatively impact our reputation, future sales of our products and our future revenues.
A decline in revenues may have a disproportionate impact on operating results and require reductions in our operating expense levels.
Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues decline significantly, we may be required to incur additional material restructuring charges in connection with efforts to contain and reduce costs.
The impact of changes in global economic conditions on our current and potential customers may adversely affect our revenues and results of operations.
Our operating results have been adversely affected over the past quarters by reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2008 was uncertain, and that uncertainty has continued in fiscal year 2009. If customers of our customers defer purchases of products manufactured by our customers that incorporate our products, our customers may continue to defer purchases from us until general economic conditions improve, which could adversely affect our business and operating results for several quarters.
As a result of our investigation into our historical stock option granting practices and the restatement of our previously-filed financial statements, we are subject to civil litigation claims and regulatory investigations that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year 2006 as well.
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
The DOJ is currently conducting an investigation of us in connection with our investigation into our stock option grant practices and related issues, and we are subject to a subpoena from the DOJ. We are also subject to a formal investigation from the SEC on the same issue. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices and related issues investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
Our Chief Executive Officer joined us in October 2007 and has made several organizational changes including to our management team. Our Chief Financial Officer was appointed in July 2008 after having served as our Interim Chief Financial Officer since January 2008, replacing our former Chief Financial Officer who resigned in January 2008. In January 2008, we also appointed a Vice President, Human Resources. In February 2008, our former President resigned. In July 2008, our former Vice President of Worldwide Sales resigned after only serving in this role since he was hired in March 2008. In August 2008, our Senior Vice President of Strategic Marketing was appointed to serve as our Chief Marketing Officer. In September 2008, we appointed a Senior Vice President, Engineering. In November 2008, we appointed our Vice President of Worldwide Operations and, in January 2009, we appointed a new Senior Vice President of Worldwide Sales. We appointed two new members of our Board of Directors, one in January 2008 and the other in April 2008. We may add additional senior executives in the future. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. Accordingly, a substantial number of our senior executives have been employed by us for less than one year, and it may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, Media Tek Ltd., Micronas AG, MStar Semiconductor, NXP Semiconductors, ST Microelectronics, Toshiba and Zoran Corporation. Industry consolidation has been occurring recently as some of our competitors have acquired other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors, including these merged entities, have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV/SVP and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.
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
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of original equipment manufacturers of televisions. The digital media industry is characterized by an increasing level of integration and incorporation of greater numbers of features on a single chip, in order to permit enhanced systems at the same or lower cost. Our failure to predict market needs accurately or to timely develop new products or product enhancements, including integrated circuits with increasing levels of integration and new features, at competitive prices, will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales could decrease. Even if we are able to develop and commercially introduce these new products, the new products may not achieve the widespread market acceptance necessary to provide an adequate return on our investment.
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
Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 8% to 59% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products at higher gross margin or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do on a timely basis.
We have recorded an impairment charge to intangible assets, and may be required to record future charges to earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles in the United States of America to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates and changes in our financial results and outlook. We may be required to record a significant charge to earnings or incur additional losses in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We have recorded such a charge totaling $0.4 million for impaired intangible assets in the six months ended December 31, 2008. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which our assets will be utilized and other variables. Although our market capitalization was less than our net book value as of December 31, 2008, we believe it is primarily due to market conditions and temporary in nature. Our growth estimates were based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options.  After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options.  However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended December 31, 2007, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. During the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2008. We may incur charges in the future related to claims that may be made by these individuals which may be material.

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
Currently, the majority of our sales through distributors are made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, the distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involve the distributor taking inventory positions and reselling to multiple customers. In our distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. These distributor relationships reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
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
If the demand for our products grows or decreases by material amounts, we will need to adjust the levels of our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our ability to meet orders, impact our revenue and our ability to consummate sales, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders.
We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one independent foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and the foundry is not obligated to manufacture our products on a long-term fixed-price basis, so it is not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our foundry and our contract manufacturers. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely that disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundry to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundry increases the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results and unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, the price of our common stock declined by more than 80% from the beginning to the end of the fiscal year 2008. These conditions, as well as factors that generally affect the market for stocks and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time or to decline.
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
• difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States; and
• unexpected changes in regulatory requirements, such as delays by the U.S. Federal Communications Commission in imposing its pending requirement that all new televisions have a digital receiver in early 2009.
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
The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since patent applications with the United States Patent and Trademark Office may be kept confidential, our pending patent applications may attempt to protect proprietary technology claimed in a third-party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have in the past, and may in the future, file lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation or resulting counterclaims, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Stockholders’ meeting held on November 21, 2008, the following proposals were adopted by the margins indicated:
Proposal 1: To elect two (2) Class II directors to hold office for a two-year term ending at our Annual Meeting to be held in 2010 and until their respective successors are elected and qualified

Name	For	Withheld
Hans Geyer	30,757,119	21,293,914
Raymond K. Ostby	30,757,644	21,293,389
Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009

	Shares	Percent
For approval	50,586,788	97.17
Against approval	1,449,960	2.78
Abstained	24,371	0.05
The foregoing matters are described in further detail in our definitive proxy statement dated October 17, 2008 for the Annual Meeting of Stockholders held on November 21, 2008.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.32	Offer Letter of Uri Kreisman, Vice President of Worldwide Operations.(7)(*)

10.33	Offer Letter of Christophe Chene, Senior Vice President, Worldwide Sales.(7)(*)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer.(7)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer.(7)

32.1	Section 1350 Certification of Chief Executive Officer.(7)

32.2	Section 1350 Certification of Chief Financial Officer.(7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: February 6, 2009	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Amendment to Article VIII of the Bylaws.(4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate.(5)

4.3	Form of Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(6)

10.32	Offer Letter of Uri Kreisman, Vice President of Worldwide Operations.(7)(*)

10.33	Offer Letter of Christophe Chene, Senior Vice President, Worldwide Sales.(7)(*)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer.(7)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer.(7)

32.1	Section 1350 Certification of Chief Executive Officer.(7)

32.2	Section 1350 Certification of Chief Financial Officer.(7)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(2)	Incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(5)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(6)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(7)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.