Form 10-Q
period 2009-03-31
TRIDENT MICROSYSTEMS INC
filed 2009-05-08
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2009, the number of shares of the Registrant’s common stock outstanding was 62,926,329.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net revenues	$6,852	$55,284	$60,849	$218,442
Cost of revenues	6,391	29,972	42,143	115,176

Gross profit	461	25,312	18,706	103,266

Operating expenses:
Research and development	11,434	14,407	37,214	39,385
Selling, general and administrative	3,626	7,120	22,196	38,391
Goodwill impairment	1,432	—	1,432	—
Restructuring charges	41	—	802	—

Total operating expenses	16,533	21,527	61,644	77,776

Income (loss) from operations	(16,072)	3,785	(42,938)	25,490
Gain (loss) on sale of short-term investments	7	—	(8,952)	—
Impairment loss on short-term investments	—	—	(556)	—
Interest income	460	1,617	2,852	4,817
Other income (expense), net	820	(2,413)	4,987	466

Income (loss) before provision for income taxes	(14,785)	2,989	(44,607)	30,773
Provision for income taxes	1,819	3,216	4,550	13,691

Net income (loss)	$(16,604)	$(227)	$(49,157)	$17,082

Net income (loss) per share — Basic	$(0.27)	$(0.00)	$(0.80)	$0.29

Net income (loss) per share — Diluted	$(0.27)	$(0.00)	$(0.80)	$0.27

Shares used in computing net income (loss) per share — Basic	61,829	59,369	61,529	59,025

Shares used in computing net income (loss) per share — Diluted	61,829	59,369	61,529	62,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
(In thousands, except par values)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$202,581	$213,296
Short-term investments	—	26,704
Accounts receivable, net of allowance for sales returns of $377 at March 31, 2009 and $300 at June 30, 2008	812	4,510
Inventories	1,650	8,680
Prepaid expenses and other current assets	10,918	12,863

Total current assets	215,961	266,053
Property and equipment, net	23,381	23,425
Intangible assets, net	4,298	8,428
Other assets	9,664	9,977
Goodwill	—	1,432

Total assets	$253,304	$309,315

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,794	$10,889
Accrued expenses and other current liabilities	15,830	22,910
Income taxes payable	12,320	16,309

Total current liabilities	32,944	50,108
Long-term income taxes payable	21,476	21,579
Deferred income tax liabilities	249	370

Total liabilities	54,669	72,057

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 62,924 and 61,238 shares issued and outstanding at March 31, 2009 and at June 30, 2008, respectively	63	61
Additional paid-in capital	218,779	208,299
Retained earnings (accumulated deficit)	(20,207)	28,950
Accumulated other comprehensive loss	—	(52)

Total stockholders’ equity	198,635	237,258

Total liabilities and stockholders’ equity	$253,304	$309,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(49,157)	$17,082
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,413	19,964
Excess tax benefits from stock-based compensation	(96)	(387)
Depreciation and amortization	6,822	1,794
Amortization of acquisition-related intangible assets	3,147	4,482
Impairment loss on goodwill	1,432	—
Impairment loss on short-term investments	556	—
Impairment loss on acquisition-related intangible assets	983	—
(Gain) loss on short-term sale of investments	8,966	(963)
(Gain) loss on disposal of property and equipment	83	(11)
Deferred income taxes	325	—
Changes in assets and liabilities:
Accounts receivable	3,698	(5,969)
Inventories	7,030	4,963
Prepaid expenses and other current assets	3,597	3,614
Accounts payable	(6,221)	(4,925)
Accrued expenses and other current liabilities	(6,959)	(992)
Income taxes payable	(4,092)	9,064

Net cash provided by (used in) operating activities	(20,473)	47,716

Cash flows from investing activities:
Proceeds from capital reduction in investment	—	7,829
Proceeds from sale of short-term investments	17,234	1,835
Purchases of property and equipment	(2,801)	(5,156)
Acquisition of businesses, net of cash acquired	—	(1,900)
Proceeds from sale of property and equipment	256	103
Purchases of technology licenses and other	(6,071)	(3,194)

Net cash provided by (used in) investing activities	8,618	(483)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,044	5,134
Excess tax benefits from stock-based compensation	96	387

Net cash provided by financing activities	1,140	5,521

Net increase (decrease) in cash and cash equivalents	(10,715)	52,754
Cash and cash equivalents at beginning of period	213,296	147,562

Cash and cash equivalents at end of period	$202,581	$200,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc (“Trident”) and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2009.
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
Impairment Assessment of Goodwill
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired.
The Company performs its annual goodwill impairment analysis in the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. Factors that the Company considers important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.
The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. As of March 31, 2009, the Company had two reporting units and performed its impairment review for the reporting unit that carries goodwill.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Impairment Assessment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144"), long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. Assets and liabilities to be disposed of would be separately presented in the consolidated balance sheet and the assets would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.
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
In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 30, 2009.
Reclassifications
The Company has revised the classification of certain amounts from “Research and development” to “Cost of revenues” to conform to the current year presentation. The Company reclassified $0.9 million and $2.4 million of expenses from “Research and development” to “Cost of revenues” for the three and nine months ended March 31, 2008, respectively. The following table summarizes the amounts as previously reported and as revised:

	Three Months Ended		Nine Months Ended
	March 31, 2008		March 31, 2008
(In thousands)	As Reported	Revised	As Reported	Revised
Cost of revenues	$29,105	$29,972	$112,742	$115,176
Gross profit	26,179	25,312	105,700	103,266
Research and development	15,274	14,407	41,819	39,385
Total operating expenses	22,394	21,527	80,210	77,776
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The Company adopted SFAS 161 during the third quarter of fiscal year 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations and cash flows.
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
In August 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company will assess the impact that this potential change would have on its consolidated financial statements and will monitor the development of the potential implementation of IFRS.
In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.
In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.
In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial position, results of operations and cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
2. INVESTMENT
The following table summarizes the Company’s available-for-sale investments:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(In thousands)	Historical cost	Gains	Losses	Value
Short-term investments:
Marketable equity security — as of March 31, 2009	$—	$—	$—	$—

Marketable equity securities — as of June 30, 2008	$26,756	$—	$(52)	$26,704

3. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

(In thousands)	March 31, 2009	June 30, 2008
Cash and cash equivalents:
Cash	$50,990	$37,295
U.S. Treasury Bills	124,142	—
Certificates of deposit	27,449	43,582
Money market funds	—	132,419

	$202,581	$213,296

Inventories:
Work in process	$901	$4,170
Finished goods	749	4,510

	$1,650	$8,680

Property and equipment, net:
Building and leasehold improvements	$19,458	$18,738
Machinery and equipment	9,976	8,773
Software	3,624	3,319
Furniture and fixtures	1,513	1,465
Construction in progress	—	103

	34,571	32,398
Accumulated depreciation and amortization	(11,190)	(8,973)

	$23,381	$23,425

Accrued expenses and other current liabilities:
Compensation and benefits	$2,830	$5,927
Professional fees	2,316	1,572
Royalties	593	1,014
Deferred revenues less deferred cost of revenues	490	1,274
Prior software usage (1)	500	1,387
Contingent liabilities on certain option modifications (2)	4,336	4,336
Other	4,765	7,400

	$15,830	$22,910

(1)	See Note 6 “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

(2)	See Note 7 “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
4. GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSETS
Goodwill and impairment
The following table presents goodwill balances and the movements during the nine months ended March 31, 2009:

(In thousands)
Balance as of June 30, 2008	$1,432
Impairment	(1,432)

Balance as of March 31, 2009	$—

The Company assesses the potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. Factors that the Company considers important which could trigger an interim impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.
During the three months ended September 30, 2008, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a significant downward revision to our forecasts, a sustained decline in the Company’s market capitalization below book value, depressed market conditions and industry trends. As a result, the Company performed the goodwill impairment analysis. For goodwill impairment analysis, the Company determined the fair value of the reporting unit in which the goodwill was being carried by utilizing the assistance of an independent external service provider as of September 30, 2008. The Company used the income or discounted cash flow approach. The income approach requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future cash flows using the Company’s weighted average cost of capital. The Company decided to use the income approach to calculate its fair value rather than the market or cost approaches because the reporting unit of the Company which carried goodwill did not have any stand-alone market data for its market capitalization. Moreover, the cost approach cannot provide the best estimate of the fair value of the Company. Based on the results of the step one test of its goodwill impairment analysis, the Company determined that the net book value of its reporting unit exceeded its estimated fair value. As a result, the Company performed step two of the goodwill impairment test to determine the implied fair value of goodwill. Under step two, the estimated fair value of the reporting unit was greater than the sum of the fair value of the net assets and thus goodwill was not impaired as of September 30, 2008.
During the three months ended December 31, 2008, the Company continued to evaluate factors which could trigger an interim impairment review of its goodwill and determined that there were no triggering events for interim impairment review of goodwill as the Company’s market capitalization did not change significantly from September 30, 2008 and the Company has not identified changes or significant underperformance relative to its projected future operating results in the near term as estimated by the Company in the three months ended September 30, 2008.
In the third quarter of fiscal year 2009, the Company evaluated the viability of its set-top-box (“STB”) business in China, including STB products under development by Trident Microsystems (Beijing) Co., Ltd. (“TMBJ”), and determined that continuing this business would not be consistent with the Company’s current digital TV market strategy. The Company decision to no longer allocate resources to the Chinese STB business was made concurrently with the decision to acquire certain product lines from Micronas Semiconductor Holding AG. It was determined that these resources would instead be utilized to further penetrate the system-on-a-chip (“SoC”) market. As a result, no future revenues are expected to be generated from the Chinese STB business being developed by TMBJ. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with SFAS 142 as of March 31, 2009. Based on the results of the first step of the goodwill analysis, it was determined that TMBJ’s net book value exceeded its estimated fair value as there will be no future revenues generated from the Chinese STB business. As a result, the Company performed the

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
second step of the impairment test at TMBJ’s book value to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of TMBJ and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance at TMBJ and recognized goodwill impairment charges of $1.4 million under “Goodwill impairment” in the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2009.
Intangible assets and impairment
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. During the first quarter of fiscal year 2009, the Company’s financial results and outlook continued to be challenged and constrained by the evolving market for its products and by its customers’ shifting market strategies, combined with a difficult macroeconomic environment. In addition, the Company’s market capitalization was below its carrying value. These factors were considered indicators of potential impairment and the Company performed the impairment analysis accordingly. Based on the analysis, the Company determined that the carrying amount of certain related intangible assets of TMBJ, primarily existing core technology and tradename, exceeded fair value by $0.4 million. As a result, the Company recognized a $0.4 million impairment loss on acquisition-related intangible assets, of which approximately $383,000 related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $4,000 related to tradename was included as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the three months ended on September 30, 2008.
During the three months ended December 31, 2008, the Company continued to evaluate factors which could trigger an impairment review of its acquisition-related intangible assets and determined that there were no triggering events for impairment review of goodwill as the Company’s market capitalization did not change significantly from September 30, 2008 and the Company has not identified changes or significant underperformance relative to its projected future operating results in the near term as estimated by the Company in the three months ended September 30, 2008.
As stated above, during the third quarter of fiscal year 2009, the Company redeployed its TMBJ engineering resources and canceled its Chinese STB efforts to better support its focus on SoC development. This factor was taken into account as the Company performed an assessment of its intangible assets during the quarter ended March 31, 2009 to test for recoverability in accordance with SFAS No. 144. Based on the Company’s assessment for the quarter ended March 31, 2009, undiscounted projected future operating cash flows for the remaining acquisition-related intangible assets associated with the acquisition of TMBJ were below the assets’ carrying value, indicating that a permanent impairment had occurred. The fair value was determined using the income approach which is a present value technique used to measure the fair value of future cash flows produced by the intangible assets. Based on the impairment analysis, the Company recognized a $0.6 million impairment loss on acquisition-related intangible assets, of which $0.3 million related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $0.3 million related to customer relationship was included as “Selling, general and administrative expenses” in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. During the nine months ended March 31, 2009, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets, of which approximately $0.7 million related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $0.3 related to tradename was included as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2009. The Company will continue to monitor the intangible assets and other long-lived assets for impairment and make appropriate reductions in carrying value when impairment analysis was performed at the lowest level of identifiable cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The carrying values of the Company’s amortized acquisition-related intangible assets after the adjustment for impairment losses as of March 31, 2009 and June 30, 2008 are as follows:

	March 31, 2009			June 30, 2008
		Accumulated			Accumulated
		Amortization and			Amortization and
(In thousands)	Gross	Write-off	Net	Gross	Write-off	Net
Core and developed technologies	$24,587	$(20,614)	$3,973	$24,587	$(17,129)	$7,458
Customer relationships	2,521	(2,196)	325	2,521	(1,561)	960
Tradename	14	(14)	—	14	(4)	10

Total	$27,122	$(22,824)	$4,298	$27,122	$(18,694)	$8,428

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008
Reported as:
Cost of revenues	$930	$1,060	$3,485	$4,031
Selling, general and administrative	370	117	645	451

Total	$1,300	$1,177	$4,130	$4,482

As of March 31, 2009, the Company estimates the amortization expense of acquired intangible assets for the remaining three months of fiscal year 2009, fiscal years 2010, 2011, and 2012, to be as follows: $0.6 million, $2.2 million, $1.2 million, and 0.3 million, respectively.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The following table reflects the changes in the Company’s accrued product warranty only for expected customer claims related to known product warranty issues during the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008
Accrued product warranty, at beginning of period	$—	$355	$—	$800
Charged to (reversal of) cost of revenues	—	58	—	(323)
Actual product warranty expenditures	—	(18)	—	(82)

Accrued product warranty, at end of period	$—	$395	$—	$395

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2012. At March 31, 2009, future minimum lease payments under these non-cancelable operating leases for the remaining three months of fiscal year 2009, fiscal years 2010, 2011, and 2012, were as follows: $0.4 million, $0.9 million, and $0.6 million and $0.1 million, respectively. Rental expenses for the three months ended March 31, 2009 and 2008 were both $0.4 million. Rental expenses for the nine months ended March 31, 2009 and 2008 were $1.1 million and $1.2 million, respectively.
Purchase Commitments
At March 31, 2009, the Company had purchase commitments in the amount of $9.3 million that were not included in the Condensed Consolidated Balance Sheet at that date. Among the $9.3 million of purchase commitments, $1.6 million of these commitments were to UMC, its principal foundry. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. Based on its review and assessment, the SLC has recommended certain settlements with certain of the defendants and intends to seek approval of such settlements from the federal court. The Company cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, the Company determined that its use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. The Company has negotiated new license agreements in order to obtain the rights and authorizations necessary to meet its current software usage requirements. During the three months ended March 31, 2009, the Company determined that contracts had been negotiated with its software vendors to cover all of its current usage requirements. The Company is current with all licenses, and it is no longer probable that the Company would be expected to pay for the past usage, except for one vendor. As a result, during the three and nine months ended March 31, 2009, the Company recorded credits of $0.3 million and $0.9 million, respectively, to expenses that are included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. As of March 31, 2009, there is $0.5 million included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet, which all relates to one vendor and which represents the Company’s best estimate of the amount it could be expected to pay for past usage.
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
7. EMPLOYEE STOCK PLANS
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of March 31, 2009, the Company had three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2001 Employee Stock Purchase Plan. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
TTI Plan
Stock options granted under the TTI Plan expire no later than ten years from the grant date. Options granted under the TTI Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further grants may be made under the TTI Plan.
2002 Plan
In December 2002, Trident adopted the stockholder-approved 2002 Plan under which shares of common stock could be issued to officers, directors, employees and consultants. Stock options granted under the 2002 Plan must have an exercise price equal to at least 85% of the closing market price of the underlying stock on the grant date and expire no later than ten years from the grant date. Options granted under the 2002 Plan were generally exercisable in cumulative installments of one-third or one-fourth each year, commencing one year following the date of grant.
Valuation of Employee Stock Options
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
For the three and nine months ended March 31, 2009 and 2008, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Employee Incentive Plans	2009	2008	2009	2008
Expected term (in years)	3.93	4.25	3.91	4.25
Expected volatility	67.57%	63.41%	62.42%	50.55%
Risk-free interest rate	1.69%	2.51%	2.84%	4.13%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$0.70	$2.68	$1.28	$5.48
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and nine months ended March 31, 2009 and 2008, the Company adjusted stock-based compensation expense based on its actual forfeitures.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three and nine months ended March 31, 2009 and 2008. The Company has not capitalized any stock-based compensation expense in inventory for the three and nine months ended March 31, 2009 and 2008 as such amounts were immaterial.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008
Cost of revenues	$145	$182	$438	$600
Research and development	1,340	2,388	5,829	9,822
Selling, general and administrative	1,318	2,822	3,146	13,816

Total stock-based compensation expense	$2,803	$5,392	$9,413	$24,238

(1) The amounts included in the three and nine months ended March 31, 2008 reflect the reclassification of certain prior period balances from “Research and development” to “Cost of revenues” to conform to the current period presentation.
During the three and nine month periods ended March 31, 2009, total stock-based compensation expense recognized in income before taxes was $2.8 million and $9.4 million, respectively, and there was no related recognized tax benefit. During the three and nine month periods ended March 31, 2008 total stock-based compensation expense recognized in income before taxes was $5.4 million and $24.2 million, respectively, and there was no related recognized tax benefit. Among the $13.8 million of selling, general and administrative stock-based compensation expenses for the nine months ended March 31, 2008, $4.3 million was related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed in the section “Contingent Liabilities on Certain Options Modifications” in this note below. Total unrecognized compensation cost of options granted but not yet vested as of March 31, 2009 was $17.4 million, which is expected to be recognized over the weighted average period of 2.39 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Stock Options Awards
The following table summarizes the Company’s stock option and restricted stock activities for the nine months ended March 31, 2009:

				Weighted
				Average
				Remaining
	Shares		Weighted	Contractual	Aggregate
	Available	Number of	Average Exercise	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Price	Years)	Value
Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(536)	—	—
Granted	(1,790)	1,790	2.60
Exercised	—	(1,044)	1.11
Cancelled, forfeited or expired	1,295	(1,295)	9.99
Restricted stocks granted (1)	(1,493)	—	—
Restricted stocks cancelled (1)	355	—	—

Balance at March 31, 2009	3,239	6,976	$8.28	7.3	$686

Vested and expected to vest at March 31, 2009		6,742	$8.33	7.2	$683

Exercisable at March 31, 2009		3,306	$7.72	5.9	$628

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $1.46 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total tax benefit attributable to options exercised in the nine months ended March 31, 2009 was $0.1 million and the excess tax benefits from stock-based compensation was $0.1 million as reported on the condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the nine month period ended March 31, 2009. The restricted stocks granted and cancelled in the Stock Options Awards table above is the restricted stocks granted and forfeited in the table below multiplied by 1.38.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2008	1,008	$13.71
Granted	1,082	3.36
Vested	(256)	2.62
Forfeited	(257)	11.23

Restricted stock balance at March 31, 2009	1,577	$8.81

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
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
The fair value of the restricted performance shares with market and service conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the three and nine months ended March 31, 2009, stock-based compensation expenses of $0.1 million and $0.3 million, respectively, were recorded for these restricted performance shares because of service conditions met. As of March 31, 2009, none of these performance-based RSAs were vested.
As of March 31, 2009, there was $11.1 million of total unrecognized compensation expense related to restricted stock awards and units granted under all employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.
Contingent Liabilities on Certain Options Modifications
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which the Company’s former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, the Company believes that the Company’s former CEO, two former non-employee directors and two former employees may seek compensation from the Company relating to the exercise of their fully vested

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2009.
8. INCOME TAXES
Upon adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“ FIN 48”), the Company accrued $85,000 for the interest and penalties related to gross unrecognized tax benefits as of March 31, 2009. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, is $42.0 million at March 31, 2009. Although timing of the resolution of audits is highly uncertain, the Company believes it is more likely than not that $0.3 million of gross unrecognized tax benefits from the expiration of statutes of limitations in certain foreign tax jurisdictions will occur within the next 12 months.
9. COMPREHENSIVE INCOME
Under SFAS No. 130, Reporting Comprehensive Income, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. The following summarizes the comprehensive income (loss) for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$(16,604)	$(227)	$(49,157)	$17,082
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	—	(468)	52	(6,016)

Total comprehensive income (loss)	$(16,604)	$(695)	$(49,105)	$11,066

Accumulated other comprehensive income (loss), as presented in the accompanying Unaudited Condensed Consolidated Balance Sheets, consists of the unrealized gains and losses on available-for-sale investments.
10. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss)	$(16,604)	$(227)	$(49,157)	$17,082

Shares used in computing net income (loss) per share - Basic	61,829	59,369	61,529	59,025
Dilutive potential common shares	—	—	—	3,694

Shares used in computing net income per share — Diluted	61,829	59,369	61,529	62,719

Net income (loss) per share — Basic	$(0.27)	$(0.00)	$(0.80)	$0.29

Net income (loss) per share — Diluted	$(0.27)	$(0.00)	$(0.80)	$0.27

Potentially dilutive securities (1)	5,978	7,802	5,501	4,849

(1)	Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. The

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2009 and June 30, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Certificates of deposit (1)	$27,449	$27,449	—	—
U.S. Treasury (1)	124,142	124,142	—	—

Total cash equivalents as of March 31, 2009	$151,591	$151,591	$—	$—

(1) Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

(In thousands)	Total	Level 1	Level 2	Level 3
Certificates of deposit (1)	$43,582	$43,582	—	—
Money market funds (1)	132,419	132,419	—	—

Total cash equivalents as of June 30, 2008	$176,001	$176,001	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which are presented on the Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$151,591	$151,591	$—	$—

Total cash equivalents as of March 31, 2009	$151,591	$151,591	$—	$—

(In thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$176,001	$176,001	$—	$—

Total cash equivalents as of June 30, 2008	$176,001	$176,001	$—	$—

The Company’s cash equivalents are classified within Level 1, as its cash equivalents are valued using quoted market prices.
12. RESTRUCTURING
On October 27, 2008, the Company announced a restructuring plan designed to improve operational efficiency and financial results. These restructuring activities have resulted in charges primarily related to employee severance and benefit arrangements. Under the restructuring plan, the Company incurred restructuring charges of approximately $41,000 and $0.8 million, which were recorded under “Restructuring charges” in its Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009, respectively, and all of which were cash expenditures. Under the restructuring plan, the Company expects all restructuring activities to be fully completed and associated restructuring costs to be paid by June 30, 2009.
13. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, liquid crystal display, television, or LCD TV.
Revenues by region are classified based on the locations of the customers’ principal offices even though its customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2009	2008	2009	2008
Revenues:
Japan	$3,595	$18,070	$37,913	$67,401
Asia Pacific	1,891	6,126	10,909	27,065
Europe	1,008	13,174	11,168	46,418
South Korea	358	17,661	832	77,311
Americas	—	253	27	247

Total revenues	$6,852	$55,284	$60,849	$218,442

Major Customers
The following table shows the percentage of the Company’s revenues for the three and nine months ended March 31, 2009 and March 31, 2008 that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Revenues:	2009	2008	2009	2008
Midoriya (distributor supplying Sony)	33%	26%	44%	24%
Philips	—	20%	12%	19%
Tomen (distributor supplying Sharp)	—	—	13%	—
Samsung	—	31%	—	34%
As of March 31, 2009, the Company had a high concentration of accounts receivable with one customer, Midoriya (a distributor supplying Sony), which accounted for 72% of total gross accounts receivable.
14. BUSINESS COMBINATION
On March 31, 2009, Trident and its wholly-owned subsidiary, Trident Microsystems (Far East) Ltd., a corporation organized under the laws of the Cayman Islands (“TMFE”), entered into a Purchase Agreement (the “Purchase Agreement”) with Micronas Semiconductor Holding AG, a Swiss corporation (“Micronas”) pursuant to which TMFE will acquire selected assets of the frame rate converter, demodulator and audio product lines of Micronas’ Consumer Division (the “Purchase”). The Purchase Agreement and the transactions contemplated therein have been approved by the Boards of Directors of the Company, TMFE and Micronas.
Subject to the terms and conditions of the Purchase Agreement, the consideration payable to Micronas at the closing of the purchase (the “Closing”) will consist of 7.0 million shares of Trident’s common stock, and warrants to acquire up to 3.0 million additional shares of Trident’s common stock. One million warrants will vest on each of the second, third and fourth anniversaries of the Closing, with exercise prices of $4.00 per share, $4.25 per share and $4.50 per share, respectively. If not yet exercised, the warrants will expire on the fifth anniversary of the Closing. The Company expects to complete the acquisition of Micronas during the quarter ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “ours” “Trident”, or the” Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the SEC. For this purpose, statements concerning industry or market segment outlook, market acceptance of or transition to new products, revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” "seek,” “targets,” “goals,” “intend,” “plan,” “believe,” “anticipate,” “continues,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on June 30 of each year.
Overview
We design, develop and market integrated circuits for digital media applications, such as digital television, liquid crystal display television, or LCD TV. Our System-on-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers.
We sell our products primarily to digital television Original Equipment Manufacturers, or OEMs, in Japan, Asia Pacific and Europe, either directly or through their supplier channels. We consider these OEMs to be our customers. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. For the three months ended March 31, 2009, approximately 33% of our revenues were derived from sales to one customer, Midoriya (a distributor supplying Sony). Substantially all of our revenues to date have been denominated in U.S. dollars. Our products are manufactured primarily by United Microelectronics Corporation, or UMC, a semiconductor manufacturer located in Taiwan.
Business structure
Since June 2003, we have focused our business primarily in a growing DPTV market and related areas. We conduct this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. In September 2008, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea. Trident Multimedia Systems, Inc., or TMS, was inactive at March 31, 2009. Trident Technologies, Inc., or TTI, which was 99.9% owned by Trident at March 31, 2009, is in the process of being dissolved.
In the third quarter of fiscal year 2009, we evaluated the viability of our set-top-box (“STB”) business in China, including STB products under development by Trident Microsystems (Beijing) Co., Ltd. (“TMBJ”), and determined that continuing this business would not be consistent with our current digital TV market strategy. Accordingly, we decided to allocate all of the STB business resources in TMBJ to our SoC business in order to focus on SoC development. In addition, on March 31, 2009, we entered into an agreement with Micronas Semiconductor Holding AG, a Swiss Corporation or Micronas to acquire selected assets of the frame rate converter, demodulator and auditor product lines of Micronas’ Consumer Division. We expect to complete the acquisition of Micronas by the quarter ended on June 30, 2009.
References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including TMBJ, TMK, TMFE, TML, TMT, TMS, and TTI.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. In addition to the accounting policies that are more fully described in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the following critical accounting policies to be affected by critical accounting estimates: revenue recognition, allowance for sales returns and pricing adjustments, stock-based compensation expense, the assessment of recoverability of long-lived assets including goodwill, acquisition-related intangible assets and purchased intangible assets, investments, inventories, product warranty, income taxes, litigation and other loss contingencies and accrued expenses. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for fiscal year 2008. There have been no changes to the description of these critical accounting estimates subsequent to June 30, 2008.
Results of Operations
Financial Data for the Three and Nine Month Periods Ended March 31, 2009 Compared to the Three and Nine Month Periods Ended March 31, 2008.
Net revenues
Net revenues comparison by dollars

	Three Months Ended				Nine Months Ended
(Dollars in thousands)	March 31,				March 31,
Revenues by region (1)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance
Japan	$3,595	$18,070	$(14,475)	(80%)	$37,913	$67,401	$(29,488)	(44%)
Asia Pacific (2)	1,891	6,126	(4,235)	(69%)	10,909	27,065	(16,156)	(60%)
Europe	1,008	13,174	(12,166)	(92%)	11,168	46,418	(35,250)	(76%)
South Korea	358	17,661	(17,303)	(98%)	832	77,311	(76,479)	(99%)
Americas	—	253	(253)	(100%)	27	247	(220)	(89%)

Total net revenues	$6,852	$55,284	$(48,432)	(88%)	$60,849	$218,442	$(157,593)	(72%)

Net revenues comparison by percentage of total net revenues

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
Revenues by region (1)	2009	2008	Variance	2009	2008	Variance
Japan	52.5%	32.7%	19.8%	62.3%	30.9%	31.4%
Asia Pacific (2)	27.6%	11.1%	16.5%	17.9%	12.4%	5.5%
Europe	14.7%	23.8%	(9.1%)	18.4%	21.2%	(2.8%)
South Korea	5.2%	31.9%	(26.7%)	1.4%	35.4%	(34.0%)
Americas	—	0.5%	(0.5%)	—	0.1%	(0.1%)

Percentage of net revenues	100%	100%		100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.
Digital media product revenues represented substantially all of our total revenues in the three and nine months ended March 31, 2009 and 2008. Our digital media products include integrated circuit chips used in digital television and LCD TV. Net revenues are revenues less reductions for rebates and allowances for sales returns.
During the three and nine months ended March 31, 2009, net revenues decreased in all regions. Revenues in South Korea decreased significantly primarily due to a major South Korean customer’s shifting its strategy to design and produce portions of its silicon products internally rather than outsourcing the design to a third-party vendor. Revenues in Japan and Europe decreased primarily due to the absence of major design wins for our SoC products at tier one customers and lower revenues generated from our existing products that are going to be phased out of production. Revenues in Asia Pacific decreased primarily due to the continued decrease in sales of SVP products and intense price competition in the market where we sell discrete image process controllers.
Overall, the revenue decline in the third quarter of fiscal year 2009 was due to decreased sales of our legacy SVP products and the loss of design win opportunities relating to our new SoC products, and was accelerated by the global economic downturn. The economic environment that we face in fiscal year 2009 is uncertain and we anticipate that our revenues will continue to decline on a year-over-year basis in the fourth quarter of fiscal year 2009.
Historically, a relatively small number of customers have accounted for a significant portion of our revenues. The following table shows the percentage of our revenues for the three and nine months ended March 31, 2009 and March 31, 2008 that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Revenues:	2009	2008	2009	2008
Midoriya (distributor supplying Sony)	33%	26%	44%	24%
Philips	—	20%	12%	19%
Tomen (distributor supplying Sharp)	—	—	13%	—
Samsung	—	31%	—	34%
We expect that a small number of our customers will continue to account for a substantial portion of our net revenues in fiscal year 2009. The composition of our top customers has varied in the past and will likely continue to vary from period to period. The primary factors that cause the composition of our top customers to change are (i) design wins, (ii) product mix changes with our top customers and (iii) future demand from end-customers who purchase digital televisions and LCD TVs.

Midorya’s revenue decreased commensurate with the decline in total net revenues in the quarter and represented 33% of total revenues. This was our only customer in the quarter whose revenues exceeded 10% of our total revenues for the period.
Gross Margin

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Gross profit	$461	$25,312	$(24,851)	(98%)	$18,706	$103,266	$(84,560)	(82%)
Gross margin	6.7%	45.8%			30.7%	47.3%
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
Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenues. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers at lower margin, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories and costs associated with operational support.
Gross margin for the three and nine months ended March 31, 2009 decreased 39.1 percentage points and 16.6 percentage points, respectively, compared to the three and nine months ended March 31, 2008 primarily due to (i) significantly lower revenues that did not offer the economies of scale needed to cover fixed manufacturing support costs, (ii) a weaker product mix of SVP and SoC products and (iii) price erosion on average selling prices on our blended flat panel.
Research and Development

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Research and development	$11,434	$14,407	$(2,973)	(21%)	$37,214	$39,385	$(2,171)	(6%)
Percentage of net revenues	166.9%	26.1%			61.2%	18.0%
Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products and depreciation of property and equipment. Because the number of new designs we release to our third-party foundry can fluctuate from period to period, research, development and related expenses may fluctuate significantly. We anticipate that research and development expenses will remain relatively flat in the fourth quarter of fiscal year 2009 compared to the prior quarter.
The decrease in research and development expenses for the three months ended March 31, 2009 compared to March 31, 2008 was primarily due to (i) a $1.9 million decrease resulted from mask tooling fees, (ii) a $1.5 million less expense incurred for the prior years’ software license fees, (iii) a $0.3 million decrease in stock-based compensation expense, partially offset by (iv) a $1.3 million increase in third-party IP licenses.
The decrease in research and development expenses for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was primarily due to (i) a $3.3 million decrease in stock-based compensation expense principally due to certain options modifications and contingent liabilities associated with vested options of certain terminated employees that occurred only during the nine months ended March 31, 2008, (ii) a $2.1 million less expense incurred for prior years’ software license fees, (iii) a $0.6 million decrease resulted from the mask tooling fees, partially offset by (iii) a $3.9 million increase in third-party IP licenses and hiring of additional employees.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Selling, general and administrative	$3,626	$7,120	$(3,494)	(49%)	$22,196	$38,391	$(16,195)	(42%)
Percentage of net revenues	52.9%	12.9%			36.5%	17.6%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
The decrease in selling, general and administrative expenses for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008, resulted primarily from (i) a $1.5 million decrease in stock-based compensation expense, (ii) a $1.3 million decrease in sales commission paid to distributors’ representatives due to the decrease in revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, (iii) a $1.0 million decrease in legal and professional fees due to the completion of the investigation into our stock option granting process in September 2007, partially offset by (iv) a $0.3 million increase in IP amortization due to the write down of acquisition-related IP.
During the three months ended March 31, 2009 and March 31, 2008, we received $4.3 million and $4.1 million, respectively, in reimbursements from our directors and officers insurance carriers for certain expenses we incurred in connection with the investigation of our historical stock option grant practices. These reimbursements are reflected as an offset to legal fees. The increase in IP amortization is due to the write down of the acquisition-related intangible assets. Based on the results of the intangible assets impairment analysis performed in accordance with SFAS 144, we recognized intangible assets impairment charges of $0.6 million on acquisition-related intangible assets for TMBJ, of which $0.3 million related to tradename was included as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. Refer to Note 4, “Goodwill and Intangible Assets,” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for further information.
The decrease in selling, general and administrative expenses for the nine month period ended March 31, 2009 compared to the nine month period ended March 31, 2008, resulted primarily from a $10.6 million decrease in stock-based compensation expense primarily related to the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees and a $3.9 million decrease in legal and professional fees due to the completion of our investigation into our stock option granting prices in September 2007. The legal and professional fees related to the cost of the investigation into our historical stock option grant practices were $4.3 million for the nine month period ended March 31, 2009 compared to $6.7 million for the nine month period ended March 31, 2008.

During the three and nine months ended March 31, 2009, we capitalized $1.7 million of legal and professional fees related to due diligence in connection with the acquisition of Micronas in accordance with SFAS 141. We anticipate that our selling, general and administrative expenses will remain relatively flat for the fourth quarter of fiscal year 2009 compared to the prior quarter.
Goodwill Impairment

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Goodwill impairment	$1,432	$—	$1,432	100%	$1,432	$—	$1,432	100%
Percentage of net revenues	20.9%	0.0%			2.4%	0.0%
During the third quarter of fiscal year 2009, we triggered an impairment test by redeploying our engineering resources in TMBJ and by canceling our STB efforts to better support our focus on SoC development. This factor is considered an indicator of potential impairment, and as a result, we performed an interim impairment analysis of our goodwill in accordance with SFAS 142. Based on the results of this goodwill impairment analysis, we determined that there would be no remaining implied value attributable to goodwill at TMBJ, and accordingly, we wrote off the entire goodwill balance at TMBJ and recognized goodwill impairment charges of $1.4 million under “Goodwill impairment” in the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2009. Refer to Note 4, “Goodwill and Intangible Assets,” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Restructuring and Charges

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Restructuring charges	$41	$—	$41	100%	$802	$—	$802	100%
Percentage of net revenues	0.6%	0.0%			1.3%	0.0%
During the second quarter of fiscal year 2009, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $41,000 and $0.8 million for the three and nine months ended March 31, 2009, respectively, in connection with the second quarter 2009 restructuring.
Loss on Sale of Short-term Investments

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

(Gain) loss on sale of short-term investments	$7	$—	$7	(100%)	$(8,952)	$—	$(8,952)	(100%)
Percentage of net revenues	0.1%	0.0%			(14.7%)	0.0%
We sold the remaining short-term investment and recognized a small loss during the three months ended March 31, 2009. As of March 31, 2009, we did not have any short-term investments on hand.
Interest Income

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Interest income	$460	$1,617	$(1,157)	(72%)	$2,852	$4,817	$(1,965)	(41%)
Percentage of net revenues	6.7%	2.9%			4.7%	2.2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and treasury bills. The average interest rates earned during the three months ended March 31, 2009 and 2008 were 0.6% and 0.8%, respectively. The decrease in the average interest income for the three months ended March 31, 2009 is primarily due to (i) the Federal Reserve Bank having cut the Federal Funds Rate from 4.25% to 0.25% and (ii) a larger percentage of our investment portfolio having been shifted from money market funds to U.S. Treasury Bills.
The decrease in interest income for the nine months ended March 31, 2009 was primarily driven by (i) the overall decrease in interest rates from 2.3% during the nine months ended March 31, 2008 to 1.7% during the nine months ended March 31, 2009, (ii) a decrease in our average cash and investment balances and (iii) a larger percentage of our investment portfolio having been shifted from money market funds to U.S. Treasury Bills during the third quarter of fiscal year 2009.
Other Income, Net

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance	2009	2008	Dollar Variance	Percent Variance

Other income, net	$820	$(2,413)	$3,233	(134%)	$4,987	$466	$4,521	970%
Percentage of net revenues	12.0%	-4.4%			8.2%	0.2%

Other income (expense), net primarily represents dividend income received from our UMC investments, gains or losses from the sale of our other investments, and the foreign currency remeasurement gain or loss. The increase in other income, net for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily attributable to a $1.0 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in the third quarter of fiscal year 2009. This gain compared to a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar in the third quarter of fiscal year 2008.
The increase in other income (expense), net for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, was primarily attributable to (i) a $3.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar during the first nine months of fiscal year 2009 compared to a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar during the first nine months of fiscal year 2008, partially offset by (ii) a $1.0 million decrease in capital gains received from the sale of available-for-sale investments and (iii) a $0.6 million decrease in dividend income from UMC investments during the nine months ended March 31, 2008.
Provision for Income Taxes

	2009	2008	Variance	2009	2008	Variance
Effective income tax rate	(12%)	108%	(120%)	(10%)	44%	(54%)
The effective income tax rate for the three and nine months ended March 31, 2009 decreased by 120 percentage points and 54 percentage points, respectively, compared to the three and nine months ended March 31, 2008. The decrease in our effective income tax rate from the three and nine months ended March 31, 2008 to the three and nine months ended March 31, 2009 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group, partially offset by decreased pre-tax income generated from our operations in foreign jurisdictions where we were subject to tax. We continued to incur the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group during the three and nine months ended March 31, 2009 even though we incurred significant operating losses in the quarter.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at the end of each period were as follows:

		June 30,	Increase/
(In thousands)	March 31, 2009	2008	(Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$202,581	$213,296	$(10,715)
Short-term investments	—	26,704	(26,704)

Total	$202,581	$240,000	$(37,419)

At March 31, 2009, approximately $41.9 million, or 21%, of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $160.7 million, or 79% of total cash and cash equivalents was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. The net decrease in cash and cash equivalents is primarily driven by (i) the reduction of accounts payable and accrued liabilities and (ii) significant losses from operations.

Our primary cash inflows and outflows for the nine months ended March 31, 2009 and 2008 were as follows:

	Nine Months Ended
	March 31,	March 31,
(In thousands)	2009	2008
Net cash flow provided by (used in):
Operating activities	$(20,473)	$47,716
Investing activities	8,618	(483)
Financing activities	1,140	5,521

Net increase (decrease) in cash and cash equivalents	$(10,715)	$52,754

Cash Flows from Operating Activities
Cash provided by or used in operating activities is net income or loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the nine months ended March 31, 2009, cash used in operating activities was $20.5 million compared to $47.7 million cash provided by operating activities for the nine months ended March 31, 2008. The decrease was primarily due to net loss in the nine month period of fiscal year 2009 versus net income in the nine month period of fiscal year 2008 resulting from a significant decrease in revenues and a large decrease in income tax payable. The nine month period ended March 31, 2009 and 2008 included stock-based compensation expenses of approximately $9.4 million and $20.0 million, respectively.
As of March 31, 2009, accounts receivable and inventories decreased compared to March 31, 2008, primarily due to the significant decrease in revenues resulting from the loss of design win opportunities and the global economic crisis. Income tax payable decreased because of (i) the significant decrease in pre-tax income during the second half of fiscal year 2008 and (ii) the relative strengthening of the U.S. dollar in the first three quarters of fiscal year 2009.
Cash Flows from Investing Activities
Cash provided by investing activities consist primarily of capital expenditures and purchases of intellectual property, partially offset by sales of short-term investments. For the nine months ended March 31, 2009, cash provided by investing activities was $8.6 million compared to a $0.5 million cash used in investing activities for the nine months ended March 31, 2008 was primarily attributable to (i) a $15.4 million increase in cash from the sale of available-for-sale investments, (ii) a $2.0 million decrease in cash paid for purchases of property and equipment, (iii) a $1.9 million cash paid for the acquisition of TMBJ, which did not occur in the nine months ended March 31, 2009, partially offset by (iv) a $7.8 million decrease in cash proceeds from the UMC capital reduction during the nine month period ended March 31, 2008 and (v) an additional $2.9 million of intellectual property and software licenses acquired.
Cash Flows from Financing Activities
Cash provided by financing activities consists of cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation. Cash provided by financing activities for the nine months ended March 31, 2009 was $1.1 million. The decrease in net cash provided by financing activities in the nine month period ended March 31, 2009 compared to the nine month period ended March 31, 2008 was due to (i) an approximately $4.1 million decrease in cash proceeds from issuance of common stock to employees upon exercise of stock and (ii) a $0.3 million decrease in excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).
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

Days Sales Outstanding
Trade accounts receivable days sales outstanding were 11 days as of March 31, 2009 compared to 25 days as of March 31, 2008. The decrease in DSO was primarily due to the shift in mix of our customers who have different payment terms and more shipments in the early part of the quarter.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	Beyond	Total
Operating Leases (1)	$1.1	$0.9	$—	$—	$2.0
Purchase obligations (2)	9.1	0.2	—	—	9.3

Total	$10.2	$1.1	$—	$—	$11.3

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, Hong Kong, China and Taiwan. Operating leases include future minimum lease payments under all our noncancelable operating leases as of March 31, 2009.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
As of March 31, 2009, long-term income tax payable under FIN 48 was $21.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2009 presented above.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, we moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. Based on its review and assessment, the SLC has recommended certain settlements with certain of the defendants and intends to seek approval of such settlements from the federal court. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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
Special Litigation Committee
As discussed in the section “Contingent Liabilities related to Modification of Certain Options” of Note 7, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements, effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2009.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. During the three months ended March 31, 2009, we determined that contracts had been negotiated with our software vendors to cover all of our current usage requirements. We are current with all licenses, and it is no longer probable that we would be expected to pay for the past usage, except for one vendor. As a result, during the three and nine months ended March 31, 2009, we recorded credits of $0.3 million and $0.9 million, respectively, to expenses that are included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. As of March 31, 2009, there is $0.5 million included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet, which all relates to one vendor and which represents our best estimate of the amount it could be expected to pay for past usage.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 during the third quarter of fiscal year 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. We will adopt FSP 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the impact that FSP 142-3 may have on our consolidated financial position, results of operations and cash flows.
In August 2008, the U.S. Securities and Exchange Commission (“SEC”) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We will assess the impact that this potential change would have on our consolidated financial statements and will monitor the development of the potential implementation of IFRS.
In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.
In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for our business combinations for which the acquisition date is on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on our consolidated financial position, results of operations and cash flows.
In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for our annual reporting for the fiscal year ending on June 30, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on our consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, Japan and South Korea. The functional currency of all of our operations is the U.S. dollar. Approximately $160.7 million, or 79% of our cash and cash equivalents, are held outside the United States, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.
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
Interest rate risk
We currently maintain our cash equivalents primarily in certificates of deposit, U.S treasury bills, and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, we have approximately $202.6 million in cash and cash equivalents, of which $51.0 million is cash, $27.4 million is invested in certificates of deposit, and $124.2 million is invested in U.S treasury bills. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Investment risk
Investment in Privately Held Companies
We are exposed to changes in the value of our investments in privately-held companies, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies was approximately $2.1 million, which is included in “Other assets” on the Condensed Consolidated Balance Sheet as of March 31, 2009.

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
Changes in Internal Controls.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. Based on its review and assessment, the SLC has recommended certain settlements with certain of the defendants and intends to seek approval of such settlements from the federal court. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2009.
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
Prior Software Usage
During April 2008, as a result of an internal review it conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. We have negotiated new license agreements in order to obtain the rights and authorizations necessary to meet our current software usage requirements. During the three months ended March 31, 2009, we determined that contracts had been negotiated with our software vendors to cover all of our current usage requirements. We are current with all licenses, and it is no longer probable that we would be expected to pay for the past usage, except for one vendor. As a result, during the three and nine months ended March 31, 2009, we recorded credits of $0.3 million and $0.9 million, respectively, to expenses that are included in “Research and development expenses” in the Condensed Consolidated Statements of Operations. As of March 31, 2009, there is $0.5 million included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet, which all relates to one vendor and which represents our best estimate of the amount it could be expected to pay for past usage.
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
We may be unable to successfully integrate the assets and operations to be acquired from Micronas.
On March 31, 2009, we entered into a purchase agreement with Micronas Semiconductor Holding AG (“Micronas”) to acquire selected assets of the frame rate converter, demodulator and audio product lines of Micronas’ Consumer Division (the “Purchase”). If the Purchase is completed, we will have to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration will require significant efforts, including the coordination of future product development and sales and marketing efforts. We may find it difficult to integrate these operations. Former customers, distributors or suppliers of Micronas may decline to do business with us, or demand amended terms to the agreements previously entered into with Micronas. The challenges involved in the integration of the Purchase include, but are not limited to, the following:
•	retaining Micronas customers and strategic partners of products that we have acquired with the Purchase;

•	retaining and integrating key employees acquired from Micronas and retaining key employees of ours;

•	coordinating research and development activities to enhance introduction of new products and technologies utilizing technology acquired in the Purchase, especially in light of rapidly evolving markets for those products and technologies;

•	effectively managing the diversion of management’s attention from business matters to integration issues;

•	combining product offerings and incorporating acquired technology and rights into our product offerings effectively and quickly;

•	integrating sales efforts so that new customers acquired with the Purchase can do business easily with us;

•	transitioning all facilities to a common information technology environment;

•	combining our business culture with the business culture previously operated by Micronas;

•	anticipating the market needs and achieving market acceptance of our products and services utilizing the technology acquired in the Purchase; and

•	complying with local law as we take steps to integrate and rationalize operations in diverse geographic locations.
The Purchase may fail to achieve beneficial synergies.
We have agreed to the Purchase with the expectation that the Purchase will result in beneficial synergies to us, including cost reductions, reductions in our cash burn rate, and increased sales of our products, resulting in an increase in our revenues. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the Purchase will depend in part on the success of integrating the Purchase into our business. It is not certain that any of the anticipated benefits will be realized. Risks from an unsuccessful integration of the Purchase include:
•	the risk that we are unable to increase sales of our products following the Purchase;

•	the risk of the Purchase is not accretive;

•	the risk that we are unable to expand the markets and customers we serve, upgrade our intellectual property, and reduce our cash burn rate;

•	the risk to manufacture Micronas acquired products in the future and to utilize Micronas as a foundry or sub-contract manufacturer;

•	the potential disruption of our existing business and the distraction of our management;

•	the risk that we are unable to secure design wins at tier one customers following integration of the technology acquired as part of the Purchase;

•	the risk that we are unable to retain needed intellectual property rights from Micronas, including rights to third party licenses held by Micronas needed for us to successfully deploy the assets acquired in the Purchase;

•	the risk that it may be more difficult to retain key employees, marketing, and technical personnel after the completion of the Purchase; and

•	the risk that the costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated.
Even if we are able to integrate the Purchase with our operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could adversely affect our business, results of operations and financial condition.
We must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the Purchase, and failure to do so could seriously harm our financial results and operations.
We have extended offers to various former Micronas personnel in connection with the Purchase; these personnel may decline to join our company, and even if they join, we may be unable to retain key employees following the Purchase. To be successful, we must also retain and motivate existing executives and other key employees. Our employees and former employees of Micronas may experience uncertainty about their future role with us until or after strategies with regard to the Purchase have been executed. This potential uncertainty may adversely affect our ability to attract and retain key personnel.
As a result of the Purchase, we will be a larger and more geographically diverse organization, and if we are unable to manage this larger organization efficiently, our operating results will suffer.
As a result of the Purchase, we will have a larger number of employees in widely dispersed operations in the United States, Europe, Asia Pacific, and other locations, which will increase the difficulty of managing our operations. Previously, we have not had a significant number of employees in Europe, particularly Germany. As a result, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.
We expect to incur significant costs associated with the Purchase.
In addition to the consideration being paid to Micronas for the acquisition, we estimate that we will incur direct transaction costs of approximately $4.0 to $5.0 million associated with the Purchase, including liabilities to be accrued in connection with the acquisition. In addition, we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Purchase is completed or the following quarters, to reflect costs associated with integrating the Purchase. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Purchase. If the benefits of the Purchase do not exceed the costs the Purchase, our financial results may be adversely affected.
If the Purchase is not completed, our stock price and future business and operations could be harmed.
There are several conditions to our obligations to complete the Purchase. Some of these conditions are beyond our control. In addition, each party has the right to terminate the purchase agreement under various circumstances. If the Purchase is not completed, we may be subject to the following risks:
•	the price of our common stock may change to the extent that the current market prices of our common stock reflects an assumption that the Purchase will be completed, or in response to other factors;

•	our costs related to the Purchase, such as legal, accounting and financial advisor fees, must be paid even if the Purchase is not completed;

•	there may be substantial disruption to our business and distraction of our workforce and management team;

•	we would fail to derive the benefits expected to result from the Purchase; and

•	we may be subject to litigation related to the Purchase.
In addition, in response to the announcement of the Purchase, our customers and/or suppliers may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers or suppliers could adversely affect our business, regardless of whether the Purchase is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us until the Purchase is completed and until our strategies with regard to the integration of operations is executed.
The issuance of shares of Trident common stock to Micronas in the Purchase will reduce the percentage interests of current Trident stockholders.
If the Purchase is completed, we will issue 7 million shares of our common stock to Micronas and warrants to purchase an additional 3 million shares of our common stock. Micronas will own approximately 10% of the outstanding shares of our common stock, not including the impact of a potential exercise of the warrants. The issuance of these shares to Micronas will cause a reduction in the relative percentage interests of current Trident stockholders in earnings, voting power, liquidation value and book and market value.
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
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Japan, Asia Pacific, Europe and South Korea collectively accounted for over 99% of our total revenues in the three and nine months ended March 31, 2009 and 2008.
For the three months ended March 31, 2009, approximately 33% of our revenues were derived from sales to one customer, Midoriya (a distributor supplying Sony). Substantially all of our revenues to date have been denominated in U.S. dollars. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.
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
Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues further decline, we may be required to incur additional material restructuring charges in connection with efforts to contain and reduce costs.
The impact of changes in global economic conditions on our current and potential customers may adversely affect our revenues and results of operations.
Our operating results have been adversely affected over the past quarters by reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2008 was uncertain, and that uncertainty has continued in fiscal year 2009. If our end customers defer purchases of products from us until general economic conditions improve, this could adversely affect our business and operating results for several quarters.
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
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, Media Tek Ltd., MStar Semiconductor, NXP Semiconductors, ST Microelectronics, Toshiba and Zoran Corporation. Industry consolidation has been occurring recently as some of our competitors have acquired other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors, including these merged entities, have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV/SVP and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.
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
Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines for our major products over the course of the last twelve months of anywhere from approximately 8% to 30% per year depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. When our average selling prices decline, our gross profits decline unless we are able to sell more products at higher gross margin or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do on a timely basis.
We have recorded an impairment charge to intangible assets, and may be required to record future charges to earnings if our intangible assets become impaired.
We are required under generally accepted accounting principles in the United States of America to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates and changes in our financial results and outlook. We may be required to record a significant charge to earnings or incur additional losses in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We have recorded such a charge totaling $2.0 million for impaired intangible assets and goodwill in the nine months ended March 31, 2009. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which our assets will be utilized and other variables. Although our market capitalization was less than our net book value as of March 31, 2009, we believe it is primarily due to market conditions and temporary in nature. Moreover, during the three months ended March 31, 2009, we evaluated the visibility of our STB business in TMBJ and determined that the STB business was not directly aligned with our core strategy of digital TV market opportunities. Accordingly, we decided not to allocate resources to the STB business concurrent with the planned acquisition of certain business lines from Micronas. These resources would instead be utilized to further penetrate the SoC market development. Our growth estimates were based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended March 31, 2008, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options. During the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2009. We may incur charges in the future related to claims that may be made by these individuals which may be material.
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
The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements is subject to uncertainty.
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
We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one independent foundry to manufacture our products in wafer form and other contract manufacturers for assembly and testing of our products. Generally, we place orders by purchase order, and the foundry is not obligated to manufacture our products on a long-term fixed-price basis, so it is not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of our foundry and our contract manufacturers. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundry to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundry increases the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Specimen Common Stock Certificate.(7)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(8)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(9)

31.2	Rule 13a — 14(a) Certification of Chief Executive Officer.(9)

32.1	Section 1350 Certification of Chief Executive Officer.(9)

32.2	Section 1350 Certification of Chief Executive Officer.(9)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File

No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(9)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: May 8, 2009	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Specimen Common Stock Certificate.(7)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the form of Certificates of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(8)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(9)

31.2	Rule 13a — 14(a) Certification of Chief Executive Officer.(9)

32.1	Section 1350 Certification of Chief Executive Officer.(9)

32.2	Section 1350 Certification of Chief Executive Officer.(9)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and

Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File

No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and

Exchange Commission on July 28, 2008.

(9)	Filed herewith.