Form 10-K
period 2009-06-30
TRIDENT MICROSYSTEMS INC
filed 2009-09-11
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0156584
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3408 Garrett Drive, Santa Clara, California (Address of principal executive offices)	95054-2803 (Zip Code)
(408) 764-8808
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☑	NON-ACCELERATED FILER ☐	SMALL REPORTING COMPANY ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2008, the last business day of registrant’s second fiscal quarter for fiscal year ended June 30, 2009, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $100,794,000 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At August 31, 2009, the number of shares of the Registrant’s common stock outstanding was 70,332,428.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders — Part III of this Form 10-K.

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
PART I
ITEM 1. BUSINESS
Overview
Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident,” “we,” “our” and “us”) is a leader in high-performance semiconductor system solutions for the multimedia and digital television market. We design, develop and market integrated circuits, or ICs, for digital media applications, such as digital television, or DTV, and liquid crystal display television, or LCD TV. Our system-on-a-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Our discrete products include frame rate converter, or FRC, demodulator or DRX and audio decoder products. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers. Since 1987, we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and, since 1999, for DTV in the consumer television market.
Trident was incorporated in California in 1987 and reincorporated in Delaware in 1992. Our principal executive offices are located at 3408 Garrett Drive, Santa Clara, California 95054-2803, and our telephone number at that location is 408.764.8888. Our internet address is www.tridentmicro.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
Business structure
Since June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we have focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company that was 99.9% owned by Trident at June 30, 2009, 2008 and 2007, in order to strengthen and extend our DTV business. TTI had previously operated primarily as a Taiwan-based semiconductor design house developing video processing technologies useful for digital media applications. Since September 1, 2006, we have conducted this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates.

In fiscal year ended June 30, 2009, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire company. Trident Multimedia Systems, Inc., or TMS, was inactive at June 30, 2009. TTI was liquidated as of June 30, 2009.
During the third quarter of fiscal year ended June 30, 2009, we evaluated the viability of our set-top-box, or STB, business in China, including STB products under development by TMBJ and determined that continuing this business was not directly aligned with our core strategy of pursuing DTV market opportunities. Accordingly, we decided not to allocate resources to the STB business concurrent with the acquisition of certain product lines from Micronas. Instead, we determined to utilize these resources to further penetrate and develop the SoC market.
Business Combination
On May 14, 2009, we completed the acquisition of selected assets of the FRC, DRX, and audio decoder product lines from the Consumer Division of Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, we established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
We operate in one reportable segment: digital media solutions. During the fiscal years ended June 30, 2009, 2008, and 2007, the digital media segment accounted for all of our revenues, which totaled $75.8 million, $257.9 million, and $270.8 million in revenues, respectively.
Industry Environment and Our Business Strategy
We have been investing in the digital media market for several years. During that time, the DTV industry has grown rapidly. We believe that this industry remains in a growth phase. To date, we continue to invest in developing strong relationships with top tier original equipment manufacturers, or OEMs, in the consumer electronics area, such as Samsung, LG, Sony, Sharp, Philips and others. We are also focused on developing strong relationships with manufacturers in Europe and China, although a majority of the market today is held by large OEMs. The TV original design manufacturers, or ODM, business has become an integrated, important part of the TV OEM business because many TV OEMs use ODMs to complement their low-end TV in Taiwan and China. Accordingly, we believe that it is important to have strong relationships among customers operating at both ends of the market. We have also been investing in integrating key technologies and best-in-class intellectual properties, or IPs, into SoCs. We believe that the combination of critical DTV technologies and IPs, our unique know-how in enhancing digital image quality, and our production experience with top-tier TV manufacturers could provide a strategic advantage for Trident in the SoC market.
Trident’s earlier market strategy relied on leveraging television display controller design wins to further supply digital decoding and other value-added portions of television systems to leading consumer electronics OEMs. Trident’s goal is to create an integrated video decoder and processor that achieves superior image quality and is attractive to the world’s leading television OEMs. Achievement of this goal will require both mixed signal semiconductor and television system knowledge as well as the ability to work with customers who are experts in these areas in an inventive learning process that involves multiple design cycles.
Successful execution of this strategy had required us to be an early mover with new technology and to achieve outstanding execution of complex SoC designs. The Advanced Television Systems Committee, or ATSC, has defined the digital television standard that is being implemented in North America. HDMI, or high-definition multimedia interface, is an all-digital audio/video interface capable of transmitting uncompressed streams. We were an early developer of advanced video processing integrated with ATSC decoding and HDMI integrated with 10-bit 3D multi-standard video decoding.
Notably, we have developed products that include motion estimation and motion compensation technology, or MEMC which helps to eliminate motion judder, which is most visible when a camera pans across a wide area. In addition, we have continued to focus on enhancing our highly integrated solution that adds Moving Picture Experts Group or MPEG decoding to image processing in the form of our high definition digital television, or HiDTV®, product lines. We have focused on increasing our leadership in picture quality by implementing use of halo-free algorithms in our MEMC technology and products and developing internet software called TWIS (Trident Widget Internet Solution) to enable connected TV. TWIS allows a cost-effective Internet TV solution for OEMs and ODMs.
Recently, we have achieved design wins with several ODM customers using our Pro-SX platform. We expect these customers to continue to use our follow-up platforms such as Pro-SXL because the core Pro-SX software remains unchanged and the Pro-SXL is being designed to address a high feature, low cost market.

Our strategic acquisition of the FRC, DRX and audio decoder product lines from Micronas not only provided us with discrete products and an additional revenue stream, but it also gave us critical intellectual property necessary to further improve the portfolio of Trident’s SoC and discrete product offerings. The acquisition also allowed us to improve the quality of our legacy audio intellectual property, as well as providing new audio products. The DRX product line acquired from Micronas includes DVB-T, ATSC and DTMB. Together with our regionalized software stacks, these products enable customers to implement a worldwide TV solution with a short development cycle.
Markets and Applications
In fiscal year ended June 30, 2009, we principally focus our efforts on design, development and marketing of our SoC products. Our digital media products accounted for all of our total revenues for each of our fiscal years ended June 30, 2009, 2008, and 2007. We plan to continue developing our next generation SoC and discrete products for the worldwide DTV market.
In line with our business strategy, the extension of our product portfolio through the acquisition of parts of Micronas brings us to the forefront of new technologies, new discrete products and business. In addition to integrating these technologies into our SoC products, which provides our customers with a high quality and proven system solution, we will continue the development of new products for FRC, DRX and audio decoders and the sales of those products which we acquired from Micronas. Through these product lines, we will be able to address new markets and develop new technologies for existing markets.
There is synergy between the SoC and discrete component business. New technology such as improved picture quality, higher frame rates and higher resolution will first be introduced in discrete products and later migrate as proven solutions into the main SoC for the TV application. A new discrete component is required when a new standard emerges. For example, in the European Union market, changes in reception (demodulation) technology will be required when the market changes from DVB-T to DVB-T2, beginning in 2010. The DRX products address the TV market either as part of a NIM (Network Interface Module) or on the main processor board. These DRX products are also used in PCTV and STB applications.
Our audio intellectual property acquired from Micronas supports the high quality requirements of TV manufacturers through integration of audio features into our SoC products. In addition, our new discrete audio products are suitable for home-audio markets. We are currently offering our discrete audio products for use in sound-projectors, surround sound, sound bars and home theater audio systems.
The DTV family’s high level of functional integration and video quality enables our customers to have flexibility and cost advantages in their advanced TV designs. The DTV video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV family applies the same concept of functional integration and video quality excellence to standard-definition and high-definition digital broadcast signals. We expect that the transition to digital broadcasting will continue, and we believe our future success in large part depends on our ability to integrate new technologies and have products that support market volume opportunity on an ongoing basis. However, we anticipate that the digital television market will generate substantially all of our revenues in the near term.
Recently, we have developed products that have been designed using the 65 nanometer process, which is currently our most advanced lithographic node for manufacturing semiconductors in large volumes. It provides significant benefits over the 90 nanometer and 130 nanometer processes by enabling lower power consumption, smaller size, higher yields and higher levels of integration.
Digital Media Products:
We have been developing products for digital media applications since 1999. The DTV market in particular has begun to emerge as a high volume market for these products. Our DTV products are designed to optimize and enhance video quality for various display devices, such as LCD TV and plasma display panel, or PDP TV.
SVPTM
The SVP video processor is a highly integrated system-on-a-chip device, targeting the converging HDTV-ready and PC-ready LCD TV, PDP TV, and DLP TV, or Digital Light Processing TV applications where high precision processing of video and data are the requirements.

HiDTV
The HiDTV Video Processor Family combines the features of advanced high-definition MPEG2 decoding, H.264 decoding, system processing and video processing features to deliver exceptional video fidelity and system functionality. HiDTV SoC DTV processor designed especially for HDTV systems. It contains 32-bit RISC microprocessor, a 2D graphic engine, an MPEG-2 MP@HL decoder, an optional Multi-Format Video Decoder, a programmable MPEG audio decoder which supports AC3, AAC, and MP3, and a transport stream demultiplexer which supports ATSC, DVB and ARIB standards. HiDTV integrates our industry-leading SVP family video processor with our DCRe engine to enhance all video signals. As we look to the future, we will continue to add value and differentiate our product with appropriate levels of integration of new IPs and technologies.
TAFE
The Trident Analog Front End (TAFE) family is our Analog front end decoder solution for mainstream and premium DTV applications. TAFE integrates an advanced 3D-comb video color decoder, multiple high speed analog to digital converters, and supports a variety of analog inputs, as well as multiple High Definition Multimedia Interface (HDMI) ports. TAFE is optimized to work with our line of DPTV, SVP and HiDTV processors featuring. Our proprietary Digital Cinema Reality Engine to provide unparalleled image quality and features.
FRC
Our new families of frame rate converter technology products provide superior solutions for digital display picture quality removing disturbing film judder and eliminating motion blur as well as enhancing color and sharpness. It removes motion blur for standard and high-definition content by doubling the picture frame rate to 100 or 120 Hz. It calculates and inserts additional picture frames based on motion vector estimation and compensation. This eliminates the unpleasant film judder which appears with film material displayed on a conventional 50Hz or 60Hz Flat Panel TV and provides a lively and vibrant viewing experience.
DRX
Our DTV demodulator family includes our latest solution for worldwide DTV transmission standard. It covers DVB-C (Europe, China), ATSC (North America, Korea) and DVB-T (Europe). The DRX-J (for North America) and DRX-K (for Europe) devices are a family of pin-to-pin compatible demodulators supporting the broadcast standards in Europe and North America. DRX are unique hybrid demodulators for analog and digital broadcast, both terrestrial and via cable.
Audio Decoder
The MAP-M / MSP-M IC families represent solutions comprised of all required building blocks to address high-quality home-audio and TV-audio applications. The MAP-M combines a powerful digital signal processing or DSP for decoding and post processing with digital interfaces such as S/PDIF, asynchronous I2S and Hi-resolution PWM. On-chip analog I/Os include line, phono, and microphone inputs as well as D/A converters for line and amplifier outputs. An integrated HP-amplifier completes the system. The MSP-M has the same building blocks as the MAP-M, but is additionally equipped with a demodulator/stereo decoder for all analog TV-audio standards including NICAM and FM stereo radio. In addition to the available licensed technologies from BBE, Dolby or SRS and our own sophisticated meloD Audio Processing, MAP-M / MSP-M can be easily extended with customer specific algorithms avoiding the cost for an additional DSP.
Connected TV Solution
During fiscal year 2010, we expect to sample connected TV features in a select group of our products that will be designed to enable TV sets to accept digital media through a storage device, a home network, cable operators or the Internet. We are currently in the process of enhancing our current HiDTV software suite to enable TV connectivity using widget engines, digital living network alliance, or DLNA, certified devices, or digital rights management, or DRM engines.
Sales, Marketing and Distribution
We sell our products primarily to digital television OEMs in South Korea, Japan, Europe and Asia Pacific, either directly or through supplier channels. We consider these OEMs to be our customers. Our products are sold through direct sales efforts, distributors and independent sales representatives. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. All of our revenues to date have been denominated in U.S. dollars or in Euros. During fiscal year 2009, revenues denominated in Euros represented less than 5% of our total net revenues. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. Our DTV products are marketed around the world.
Our future success depends in large part on the success of our sales to leading DTV manufacturers. Accordingly, the focus of our sales and marketing efforts is to increase sales to the leading DTV manufacturers and OEM channels. Competitive factors of particular importance to success in such markets include TV platform support, product performance and the integration of functions on a single integrated circuit chip.
We service our customers primarily through our offices in the United States, Taiwan, China, Europe, South Korea and Japan. As digital media is rapidly developing in the United States, Europe, Japan, South Korea, China, and elsewhere, we expect that leadership in the digital media industry will also rapidly change. Our goal is to become a leading supplier to a broad range of manufacturers in this marketplace and to manufacturers for other markets as DTV sales increase in those markets.

During fiscal years ended June 30, 2009, 2008 and 2007, nearly all of our revenues were generated through sales to customers located in Asia, Japan and Europe. A small number of customers have historically accounted for a majority of our revenues in any quarter. For the fiscal years ended June 30, 2009, 2008, and 2007, sales to top three customers represented approximately 59%, 76%, and 66%, respectively, of our total revenues. Sales to any particular customer may fluctuate significantly from quarter to quarter and have in fact fluctuated significantly in the past. We anticipate that sales to customers in South Korea will account for a substantial percentage of our total revenues in fiscal year ended June 30, 2010. For additional segment and geographic information, see Note 14 “Segment and Geographic Information and Major Customers,” of Notes to the Consolidated Financial Statements.
Competition
The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue to increase. We believe that the principal factors upon which competitors compete in our markets include, but are not limited to:
•	product quality;
•	product capabilities
•	level of integration;
•	engineering execution;
•	reliability;
•	price;
•	time-to-market;
•	market presence;
•	standards compliance;
•	system cost;
•	intellectual property; and
•	customer interface and support.
We compete with a number of major domestic and international suppliers of integrated circuits and related applications in the digital media market. Our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, NXP Semiconductors, STMicroelectronics, Toshiba, and Zoran Corporation. This competition has resulted and will continue to result in declining average selling prices for our products. In our target market, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the market in which we compete.
Many of our current competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. Consequently, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, competitors may develop technologies that more effectively address our target market with products that offer enhanced features, lower power requirements or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
Research and Development
Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media market. We maintain a team of product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of June 30, 2009, 2008, and 2007, our staff of research and development personnel comprised 517 people, 465 people and 290 people, respectively. Research and development expenditures totaled approximately $53 million, $53 million and $41 million in fiscal years ended June 30, 2009, 2008, and 2007, respectively.

We believe that the achievement of higher levels of SoC integration and the timely introduction of new products is essential to our growth. We have previously invested the largest component of our engineering resources in our Shanghai, China facility and have recently established our European research and development facilities in Munich and Freiburg, Germany and Nijmegen, The Netherlands following our acquisition of selected assets of Micronas consumer division product lines. We will continue to acquire or develop the necessary IPs which could put us on par with our competition while maintaining our leadership in picture quality. In addition to our facilities discussed above, we have design centers in Santa Clara and San Diego, California, Chicago, Illinois and Beijing, China. Our current plans are for our research and development staffing levels during the fiscal year ending June 30, 2010 to be at levels approximately ten to twenty percent lower than those in existence at the end of fiscal year 2009.
Manufacturing
Wafer Fabrication
We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. Our subsidiary in Taiwan, TML, and other affiliates provide manufacturing operations for our digital media business segment. During fiscal year ended June 30, 2009, United Microelectronics Corporation, or UMC, and Micronas provided all of our foundry requirements, and we expect that UMC and Micronas will continue to provide substantially our entire foundry requirements during fiscal year ended June 30, 2010.
Assembly and Test
We purchase product in wafer form from foundries and contract with third-party subcontractors and one related party to provide chip packaging and testing. Our wafer probe testing is conducted by our independent wafer probe test subcontractor, King Yuan Electronics Co. Ltd. or KYEC, in Taiwan. After the completion of the wafer probe tests, the dies are assembled into packages by our primary subcontractors, Siliconware Precision Industries Co., Ltd. or SPIL, in Taiwan and Micronas in Germany for testing. The availability of assembly and testing services from these subcontractors could be materially and adversely affected by the financial conditions of the subcontractors during the current global economic environment. See “Risk Factors” under Item 1A of this Report for a more detailed discussion of the risks associated with our dependence on third party assembly and test subcontractors.
Quality Assurance
In order to manage the production and back-end operations, we have maintained personnel and equipment in our manufacturing and test development operations. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of our suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product produced and we require the foundry and third-party contractors to follow those procedures and meet our specifications before shipping finished products. In general, we have experienced a relatively low amount of product returns from our customers; however, our future return experience may vary because our more advanced, more complex SoC products are more difficult to manufacture and test. In addition, some of our customers may subject our more advanced products to more rigid testing standards than have been applied to our prior products.
Backlog
Our sales are primarily made pursuant to standard purchase orders and not pursuant to long term agreements specifying future quantities or delivery dates. Backlog only includes orders confirmed for products scheduled to be shipped within 90 days to customers, including our OEM customers. Because we recognize product revenues on sales made to our distributor channel on a deferred revenue basis and this channel represents approximately 76% of our revenues, backlog comprised of orders from distributors is not directly indicative of our near term revenues. Although we review backlog at the beginning of each quarter to monitor our sales pipeline and its impact on revenues for the quarter, due to the volume of sales to distributors’ backlog may not be directly indicative of revenues to be generated in the immediately following quarter.
Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs, and agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, is often not enforced. Therefore, a significant portion of our order backlog may be cancellable and has in fact been cancelled in the past due to changes in customer needs.

For these reasons, in light of industry practice and this experience, we do not believe that backlog as of any particular date is indicative of future results.
Seasonality
Our industry is largely focused on the consumer products market. Typically we experience seasonally slower sales in our fiscal third and fourth quarters ending on March 31 and on June 30 of each year.
Intellectual Property
Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We have obtained over 215 patents from March 1991 to July 2009, including over 35 U.S. patents and 180 patents in foreign jurisdictions, and we have over 245 various other patent applications pending in different countries, including patent and patent applications acquired in connection with the recent acquisition of assets and intellectual property from Micronas. However, there can be no assurance that third parties will not independently develop similar or competing technology or design around any patents that may be issued to us.
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
We are currently defending a patent infringement lawsuit brought by Gregory Bender, an individual, in the United States District Court for the Northern District of California. The lone patent asserted by Mr. Bender has expired. TMI believes that Mr. Bender’s claim for past infringement lacks merit and intends to vigorously defend the lawsuit.
Employees
As of June 30, 2009, we had 690 full-time employees, including 517 individuals engaged in research and development, 72 engaged in finance, legal, and general administration, 55 engaged in sales and marketing, and 46 engaged in manufacturing operations. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Our employees are generally not represented by any collective bargaining agreements, although certain employees in Europe are represented by employee works councils, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Annual Report on Form 10-K are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained herein. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition and/or liquidity could be materially adversely affected.
We may be unable to successfully integrate the assets and operations that were acquired from Micronas.
On May 14, 2009, we completed the purchase of selected assets of the frame rate converter, demodulator and audio decoder product lines of Micronas (the Purchase). We continue to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration has and will continue to require significant efforts, including the coordination of future product development and sales and marketing efforts. These integration efforts continue to require resources and management’s time and efforts. The challenges involved in the integration of the Purchase include, but are not limited to, the following:
•	retaining Micronas customers and strategic partners of products that we have acquired with the Purchase;
•	retaining key employees and retaining and integrating key employees acquired from Micronas;
•	coordinating research and development activities to enhance the introduction of new products and technologies utilizing technology acquired in the Purchase, especially in light of rapidly evolving markets for those products and technologies;
•	managing effectively the diversion of management’s attention from business matters to integration issues;
•	combining product offerings and incorporating acquired technology and rights into our product offerings effectively and quickly;
•	integrating sales efforts so that new customers acquired with the Purchase can easily do business with us;
•	transitioning all facilities to a common information technology environment;
•	combining our business culture with the business culture previously operated by Micronas;
•	anticipating the market needs and achieving market acceptance of our products and services utilizing the technology acquired in the Purchase; and
•	complying with local laws as we take steps to integrate and rationalize operations in diverse geographic locations.
The Purchase may fail to achieve beneficial synergies.
We agreed to the Purchase with the expectation that the Purchase will result in beneficial synergies to us, including cost reductions, reductions in our cash burn rate, and increased sales of our products, resulting in an increase in our revenues. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the Purchase will depend in part on the success of integrating the Purchase into our business. It is not certain that any of the anticipated benefits will be realized. Risks from an unsuccessful integration of the Purchase could include the following risks:
•	we may be unable to increase sales of our products following the Purchase;
•	the Purchase may not be accretive;
•	we may be unable to expand the markets and customers we serve, upgrade our intellectual property, and reduce our cash burn rate;
•	we may have difficulty in manufacturing Micronas acquired products in the future and utilizing Micronas as a foundry or sub-contract manufacturer;

•	potential disruption of our existing business could distract our management;
•	we may be unable to secure design wins at tier one customers following integration of the technology acquired as part of the Purchase;
•	we may be unable to retain needed intellectual property rights from Micronas, including rights to third party licenses held by Micronas needed for us to successfully deploy the assets acquired in the Purchase;
•	it may be more difficult to retain key employees, marketing, and technical personnel after the completion of the Purchase, or that any former employees of Micronas will file claims against Trident for pre-closing labor obligations; and
•	the costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses may be greater than anticipated.
Even if we are able to integrate the Purchase with our operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could adversely affect our business, results of operations and financial condition.
Our success depends to a significant degree on the continued employment of key personnel, some of whom have only worked together for a short period of time, as well as upon our ability to retain and motivate key employees joining us from Micronas, and failure to do so could seriously harm our financial results and operations.
We must retain key employees acquired from Micronas following the Purchase. To be successful, we must also retain and motivate existing executives and other key employees of ours. Our employees, including former employees of Micronas, may experience uncertainty about their future role with us until strategies with regard to the Purchase have been executed. This potential uncertainty may adversely affect our ability to attract and retain key personnel.
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
As a result of the Purchase, we are a larger and more geographically diverse organization, and if we are unable to manage this larger organization efficiently, our operating results will suffer.
As a result of the Purchase, we have a larger number of employees in widely dispersed operations in the United States, Europe, Asia Pacific, and other locations, which have increased the difficulty of managing our operations. Previously, we have not had a significant number of employees in Europe, particularly Germany. As a result, we now face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully this geographically more diverse and substantially larger organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.
We have incurred significant costs associated with the Purchase.
In addition to the consideration being paid to Micronas for the acquisition, we have incurred and accrued direct transaction costs of approximately $5.2 million associated with the Purchase. Furthermore, we may incur charges to operations, which are not currently reasonably estimable, “in the quarter after” the acquisition completed, to reflect costs associated with integrating the Purchase. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Purchase. If the benefits of the Purchase do not exceed the costs the Purchase, our financial results may be adversely affected.

The issuance of shares of Trident common stock to Micronas in the Purchase has reduced the percentage interests of current Trident stockholders.
We issued 7 million shares of our common stock to Micronas and warrants to purchase an additional 3 million shares of our common stock. Micronas now owns approximately 10% of the outstanding shares of our common stock, not including the impact of its potential exercise of the warrants in future years. The issuance of these shares to Micronas has caused a reduction in the relative percentage interests of current Trident stockholders in earnings, voting power, liquidation value and book and market value, and a further reduction will occur if Micronas exercises the warrants in the future.
As a result of the difficult global macroeconomic and industry conditions, we have implemented a restructuring and workforce reductions, and may be required to make additional such reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our Company during the second quarter of fiscal year ended June 30, 2009 and first quarter of fiscal year ended June 30, 2010, reducing our workforce and implementing other cost saving initiatives. We recorded restructuring charges in the second quarter of fiscal year ended June 30, 2009 and will record a change in the first quarter of fiscal year ended June 30, 2010 as a result of these actions, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek employment with companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.
We depend on a small number of large customers for a significant portion of our sales. The loss of, a significant reduction in or cancellation of sales to any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in Japan, Asia Pacific, Europe and South Korea collectively accounted for over 99% of our total revenues in the quarter and year ended June 30, 2009, 2008 and 2007.
For the fiscal year ended June 30, 2009, approximately 59% of our revenues were derived from sales to three major customers, Midoriya (a distributor supplying Sony), Sharp and Philips. In Philips’ case, the Company’s sales are principally made to three contract manufacturers that supply Philips. Substantially all of our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.
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
A decline in revenues may have a disproportionate impact on operating results and require further reductions in our operating expense levels.
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
Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in the fiscal year 2008 was uncertain, and that uncertainty continued throughout fiscal year 2009. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results for additional quarters during fiscal 2010.
As a result of our investigation into our historical stock option granting practices and the restatement of our previously filed financial statements, we are subject to civil litigation claims and regulatory investigations that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 6 of Notes to Condensed Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year ended June 30, 2006 as well.
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
We are subject to a formal investigation from the SEC in connection with our investigation into our stock option grant practices and related issues. The DOJ commenced an investigation relating to the same issues, although the DOJ has not requested information from us since February 20, 2009. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigations by the DOJ and the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off the Court’s calendar to await the assessment of the SLC. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
In September 2008, we appointed a Senior Vice President, Engineering. In November 2008, we appointed our Vice President of Worldwide Operations and, in January 2009, we appointed a new Senior Vice President of Worldwide Sales. In May 2009, we appointed a former Micronas executive to the newly created position of Chief Technology Officer. We appointed two new members of our Board of Directors, one in January 2008 and the other in April 2008. We may add additional senior executives in the future. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. Accordingly, a few of our senior executives have been employed by us for less than one year, and it may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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

We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, NXP Semiconductors, STMicroelectronics, Toshiba, and Zoran Corporation. Industry consolidation has been occurring recently as, in addition to our acquisition of certain assets from Micronas, some of our competitors have acquired other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors, including these merged entities, have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV/SVP and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.
The level and intensity of competition have increased over the past year and we expect competition to continue to increase in the future. Competitive pricing pressures have resulted in continued reductions in average selling prices of our existing products, and continued or increased competition could require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins. If we are unable to timely and cost-effectively integrate more functionality onto single chip designs to help our customers reduce costs, we may lose market share, our revenues may decline and our gross margins may decrease significantly.
Our success depends upon the digital media market and we must continue to develop new products and to enhance our existing products.
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction of successive generations of products in time to meet the design cycles as well as the specifications of original equipment manufacturers of televisions. The digital media industry is characterized by an increasing level of integration and incorporation of greater numbers of features on a single chip, in order to permit enhanced systems at the same or lower cost. Our failure to predict market needs accurately or to timely develop new products or product enhancements, including integrated circuits with increasing levels of integration and new features, at competitive prices may harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales could decrease. Even if we are able to develop and commercially introduce these new products, the new products may not achieve the widespread market acceptance necessary to provide an adequate return on our investment.
If we do not achieve additional design wins in the future, our ability to sell additional products could be adversely affected.
Our future success depends on manufacturers of consumer televisions and other digital media products designing our products into their products. To achieve design wins with OEM customers and ODMs, we must define and deliver cost-effective, innovative and high performance integrated circuits on a timely basis, before our competitors do so. In addition, some OEM customers have begun to utilize digital video processor components produced by their own internal affiliates, which decreases our opportunity to achieve design wins. Thus, even if we achieve a design win with an ODM, their OEM customer may subsequently elect to purchase an integrated digital media solution from the ODM that does not incorporate our products. Once a supplier’s products have been designed into a system, a manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

The average selling prices of our products may decline over relatively short periods.
Average selling prices for our products may decline over relatively short time periods. On average, we have experienced average selling price declines for our major products over the course of the last twelve months of anywhere from approximately 7% to 23% depending on the product. This annual pace of price decline for products or technology is generally expected in the consumer electronics industry. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. Price declines can be exacerbated by competitive pressures at specific customers and for specific products. When our average selling prices decline, our gross profits decline unless we are able to sell more products at higher gross margin or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by designing new products for reduced costs, innovating to integrate additional functions or features and working with our manufacturing partners to reduce the costs of manufacturing existing products. We have in the past experienced and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our higher margin products in increasing volumes to offset any decline in the average selling prices of our products, and introduce new higher margin products for sale in the future, which we may not be able to do on a timely basis.
We may be required to record future charges to earnings if our intangible assets become impaired.
We are required under generally accepted accounting principles in the United States of America to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions were based on historical data and internal estimates developed as part of our long-term planning process. Although our market capitalization has been and continues to be less than our net book value as of June 30, 2009, we believe it is primarily due to market conditions and temporary in nature. Previously, we evaluated the visibility of our STB business in China and determined that the STB business in China was not directly aligned with our core strategy of pursuing DTV market opportunities. Accordingly, we decided not to allocate resources to the STB business concurrent with the acquisition of certain business lines from Micronas. Instead, we determined to utilize these resources to further penetrate and develop the SoC market. Our growth estimates were based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended March 31, 2008, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel that entire individual’s fully vested stock options. Also during the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year ended June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2009. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us from the date of execution until November 8, 2009. We may incur charges in the future related to claims that may be made by these individuals which may be material.

We do not have long-term commitments from our customers, and plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacture of our products based on inaccurate estimates.
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If we or our customers overestimate demand, we may create inventory that we may not be able to sell or use, resulting in excess inventory, which could become obsolete or negatively affect our operating results. Conversely, if we or our customers underestimate demand, or if sufficient manufacturing capacity is not available, we may lose revenue opportunities, damage customer relationships and we may not achieve expected revenue.
Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.
Currently, the majority of our sales through distributors are made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, the distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involve the distributor taking inventory positions and reselling to multiple customers. In our distributor relationships, we have recognized revenue when the distributors sell the product through to their end user customers. These distributor relationships have reduced our ability to forecast sales and increased risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
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
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	our ability to obtain the anticipated benefits of the acquisition from Micronas;
•	our ability to develop, introduce, ship and support new products and product enhancements, especially our newer SoC products, and to manage product transitions;
•	new product introductions by our competitors;
•	delayed new product introductions;
•	uncertain demand in the digital media markets in which we have limited experience;
•	our ability to achieve required product cost reductions;
•	the mix of products sold and the mix of distribution channels through which they are sold;
•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;
•	our ability to attain and maintain production volumes and quality levels for our products;
•	unfavorable responses to new products;
•	adverse economic conditions, particularly in the United States and Asia; and
•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.
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
Our reliance upon a very small number of foundries could make it difficult to maintain product flow and affect our sales.
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
We do not own or operate fabrication facilities and do not manufacture our products internally. We currently rely principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Generally, we place orders by purchase order, and the foundry is not obligated to manufacture our products on a long-term fixed-price basis, so it is not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our requirements typically represent only a small portion of the total production capacity of this independent foundry and our contract manufacturers. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundry to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundry increases the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at our independent foundry, at Micronas or at our assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supplies. In addition, to the extent we elect to use multiple sources for certain products, our customers may be required to qualify multiple sources, which could adversely affect their desire to design-in our products and reduce our revenues.

If we have to qualify new contract manufacturers or foundries for any of our products, we may experience delays that result in lost revenues and damaged customer relationships.
We rely on two principal suppliers to manufacture our products in wafer form. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which could damage our relationships with current and prospective customers and harm our sales and financial results.
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
Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. For example, we are currently defending a patent infringement lawsuit brought by Gregory Bender, an individual, in the United States District Court of Northern California, although the patent asserted by Mr. Bender has expired. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. Any such claims that may be filed against us in the future, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.

If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.
From time to time, we may be required to license technology from third parties to develop new products or enhance current products. Third-party licenses may not be available on commercially reasonable terms, if at all. If we are unable to obtain any third-party license required to develop new products and enhance current products, or if our licensor’s technology is no longer available to us because it is determined to infringe another third-party’s intellectual property rights, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. We are also subject to the interpretations of foreign regulatory bodies in connection with reviews conducted of our subsidiaries and their operations, including the completion of liquidation of TTI in Taiwan in fiscal year ended June 30, 2009. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any current or future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial position, results of operation or cash flows.
Changes in our business and product strategy could affect our operations.
Our principal design, development and marketing effort focuses primarily on our digital media products. These products are now our only product line and our success in the near term depends upon the growth of the market for these products and our success in this market. Our success in the longer term will also depend on our ability to develop and introduce other digital media products. We plan to continue developing the next generation DTV and HiDTV, as well as other advanced products for the digital media market in Japan, South Korea, Europe, and Asia Pacific. We have limited experience with our discrete FRC, demodulator and audio products. There can be no guarantee that our digital media products will be accepted by the market or increase our revenues or profitability.
The market price of our common stock has been, and may continue to be, volatile.
The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results, unfavorable conditions in the digital media market, failure to obtain design wins, as well as the results of our investigation of our historical stock option grant practices and related issues, and any litigation or regulatory actions arising as a result, may have a significant impact on the market price of our common stock. For example, the price of our common stock declined by more than 54% from the beginning to the end of the fiscal year ended June 30, 2009. These conditions, as well as factors that generally affect the market for stocks, and stocks in high-technology companies in particular, could cause the price of our stock to fluctuate from time to time.

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
As a result of our focus on digital media products, we expect to be primarily dependent on international sales and operations, particularly in Japan, South Korea, Europe, and Asia Pacific. Our revenues may continue to be highly concentrated in a small number of geographic regions in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:
•	exchange rate variations, tariffs, import/export restrictions and other trade barriers;
•	potential adverse tax consequences;
•	challenges in effectively managing distributors or representatives to maximize sales;
•	difficulties in collecting accounts receivable;
•	political and economic instability, civil unrest, war or terrorist activities that impact international commerce;
•	difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States; and
•	unexpected changes in regulatory requirements.
Our international sales currently are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.
Our operations are vulnerable to interruption or loss due to natural disasters, power loss, strikes and other events beyond our control, which would adversely affect our business.
We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California, Taiwan and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. The insurance coverage may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster affecting our suppliers’ facilities and our administrative offices could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our suppliers’ manufacturing facilities and our administrative offices; these delays could be lengthy and result in significant expenses. In addition, our administrative offices in the State of California may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Information regarding our principal properties as of June 30, 2009 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership	Expriation
Santa Clara, CA (Headquarters)	Office	Principal Executive Offices, Research, Engineering, Marketing, and Sales and General Administration	30,500	Lease	7/1/2011
Chicago, IL	Office	Research and Engineering	6,126	Lease	10/31/2013
Taipei, Taiwan	Office	General and Administration, Operation, Sales Administration, Research, and Engineering,	20,436	Lease	8/31/2011
Tokyo, Japan	Office	Sales Administration	2,296	Lease	7/31/2010
Seoul, Korea	Office	Sales Administration	7,401	Lease	6/30/2010
Signapore	Office	Sales Administration	300	Lease	11/15/2009
Beijing, China	Office	Research and Engineering	3,765	Lease	10/9/2009
Hong Kong, China	Office and warehouse	General and Administration, Sales Administration, and Warehouse	6,833	Lease	6/30/2010
Shanghai, China	Office	General and Administration, Research, Engineering, and Sales Administration	115,000	Own	—
Shenzhen, China	Office	Sales Administration	6,510	Lease	12/15/2010
Munich, Germany	Office	General and Administration, Research, and Engineering	17,000	Lease	5/31/2012
Freiburg, Germany	Office	Research, and Engineering	9,429	Lease	month-to-month
Nijmegen, The Netherlands	Office	Research and Engineering	10,370	Lease	12/31/2009
As of June 30, 2009, we owned or leased a total of approximately 0.2 million square feet of space worldwide including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through October 31, 2013. Additional information regarding these leases is incorporated herein by reference from Note 6, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for our intended use.

ITEM 3. LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. Based on our review and assessment, the SLC has recommended certain settlements with certain of the defendants and intends to seek approval of such settlements from the federal court.  We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
We are subject to a formal investigation by the SEC in connection with our investigation into our stock option granting practices and related issues. Although the DOJ commenced an investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have. Any regulatory investigation could result in our business being adversely impacted. If a regulatory agency were to commence civil or criminal action against us, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative or court orders, and could result in civil or criminal sanctions against certain of our former officers, directors and/or employees and might result in such sanctions against us and/or our current officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the DOJ and the investigation from the SEC is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2009.  On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us from the date of execution until November 8, 2009.
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
Prior Software Usage
During April 2008, as a result of an internal review that we conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods.  During the year, we negotiated new license agreements with each of the vendors in order to obtain the rights and authorizations necessary to meet our software usage requirements.  During the year ended, June 30, 2009, we determined that contracts had been negotiated with our software vendors to cover all of our current usage requirements.  We are current with all licenses, and it is no longer probable that we would be expected to pay for the past usage. As a result of this determination, during the fiscal year ended June 30, 2009, we recorded a credit of $1.4 million to research and development expenses in the Consolidated Statement of Operations.  We currently have no remaining accrual associated with the issue on prior software usage.
General
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. For example, we are currently defending a patent infringement lawsuit brought by Gregory Bender, an individual, in the United States District Court for the Northern District of California. The lone patent asserted by Mr. Bender has expired. We believe that Mr. Bender’s claim for past infringement lacks merit and intend to vigorously defend the lawsuit. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock has been traded on the NASDAQ Global Select Market since our initial public offering on December 16, 1992 under the symbol “TRID.” The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ in fiscal years ended June 30, 2009 and 2008:

	High	Low
Fiscal Year 2009
First Quarter	$4.31	$2.26
Second Quarter	$2.34	$1.30
Third Quarter	$2.24	$1.24
Fourth Quarter	$2.11	$1.34

Fiscal Year 2008
First Quarter	$19.49	$13.52
Second Quarter	$17.05	$5.35
Third Quarter	$6.57	$4.62
Fourth Quarter	$5.37	$3.63
Approximate Number of Stockholders
As of June 30, 2009, there were 167 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
Dividends
Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.
Equity Securities Issued by Trident
As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2009, Trident Microsystems, Inc. (the “Company”) and its wholly-owned subsidiary, Trident Microsystems (Far East) Ltd., a corporation organized under the laws of the Cayman Islands (“TMFE”), entered into a Purchase Agreement (the “Purchase Agreement”) with Micronas Semiconductor Holding AG, a Swiss corporation (“Micronas”), on March 31, 2009, pursuant to which TMFE agreed to acquire selected assets of the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines owned by Micronas (“Micronas Assets”). On May 14, 2009, in connection with the acquisition of the Micronas Assets, we issued to Micronas 7 million newly issued shares of our common stock, representing approximately 10% of our outstanding common stock, and warrants to acquire up to 3.0 million additional shares of the Company’s common stock. One million warrants will vest on each of the second, third and fourth anniversaries of the closing of the transaction, with exercise prices of $4.00 per share, $4.25 per share and $4.50 per share, respectively. If not yet exercised, the Warrants will expire on May 14, 2012. The shares and warrants were issued to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. The Stockholders Agreement entered into between us and Micronas, among other things, sets forth our agreement to provide to Micronas certain registration rights relating to the shares, including piggy-back registration rights and rights to require the filing of a resale registration statement beginning two years after the completion of the acquisition.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended June 30, 2009. However, from time to time we evaluate whether to repurchase our equity securities.

Stock Performance Graphs and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by shareholders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for each of the last five fiscal years ended June 30, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
COMPARISON OF 5 YEARS CUMULATIVE RETURN
Among Trident Microsystems, Inc., The NASDAQ Composite Index and
The Philadelphia Semiconductor Sector Index

*	Assumes $100 invested on June 30, 2004 in stock or index-including reinvestment of dividends.

	6/04	6/05	6/06	6/07	6/08	6/09
Trident Microsystems, Inc. (“TRID”)	100.00	199.82	334.15	323.06	64.26	30.63
Philadelphia Semiconductor Sector Index	100.00	86.39	91.06	103.31	75.90	54.25
NASDAQ Composite Index	100.00	100.45	106.07	127.12	111.97	89.61

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected consolidated summary financial data for each of our last five fiscal years.
TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Years
(In millions, except per share amounts)	2009	2008	2007 (1)	2006 (1)	2005

Summary of Operations:
Net revenues	$75.8	$257.9	$270.8	$171.4	$69.0
Income (loss) from operations	(62.2)	18.8	40.1	28.4	(29.9)
Net income (loss)	(70.2)	10.2	30.1	26.2	(30.2)
Net income (loss) per share — Basic	(1.12)	0.17	0.52	0.48	(0.64)
Net income (loss) per share — Diluted	(1.12)	0.16	0.48	0.42	(0.64)

Financial Position at Fiscal Year End:

Cash, cash equivalents and short-term investments	$187.9	$240.0	$199.3	$152.7	$92.2
Working capital	164.9	215.9	158.3	125.3	81.6
Total assets	263.3	309.3	283.9	207.2	135.0
Stockholders’ equity	192.9	237.3	201.8	153.7	109.3

(1)
We have revised the classification of certain amounts from “Research and development” to “Cost of revenues.” See Note 1, “Description of Business and Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We design, develop and market integrated circuits, or ICs, for digital media applications, such as digital television, or DTV, liquid crystal display television, or LCD TV. Our system-on-a-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Our discrete products include frame rate converter, or FRC, demodulator, or DRX and audio decoder products. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digital TV, or DTV, in the consumer television market.
Business structure
Since June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we have focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company that was 99.9% owned by Trident at June 30, 2009, 2008 and 2007, in order to strengthen and extend our DTV business. TTI had previously operated primarily as a Taiwan-based semiconductor design house developing video processing technologies useful for digital media applications. Since September 1, 2006, we have conducted this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates.
In fiscal year ended June 30, 2009, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire company. Trident Multimedia Systems, Inc., or TMS, was inactive at June 30, 2009. TTI was liquidated as of June 30, 2009.
During the third quarter of fiscal year ended June 30, 2009, we evaluated the viability of our set-top-box, or STB, business in China, including STB products under development by TMBJ and determined that continuing this business was not directly aligned with our core strategy of pursuing DTV market opportunities. Accordingly, we decided not to allocate resources to the STB business concurrent with the acquisition of certain product lines from Micronas. Instead, we determined to utilize these resources to further penetrate and develop the SoC market.
References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including TMBJ, TMK, TMFE, TML, TMT, TMHK, TMEU, TMNM, TMS, TMTW and TTI.

Business Combination
On May 14, 2009, we completed our acquisition of the selected assets of FRC, DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, we issued 7.0 million shares of our common stock and warrant to acquire up to 3.0 million additional shares of our common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with this acquisition, we established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in The Netherlands.
Net Revenues
Our net revenues are generated by sales of our discrete and SoC products. We sell our products primarily to digital television original equipment manufacturers, or OEMs, in Japan, South Korea, Asia Pacific and Europe, either directly or through their supplier channels. We consider these OEMs to be our customers and historically, significant portions of our revenues have been generated by sales to a relatively small number of customers.
The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on the design wins of our products;

•	our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a cost effective and timely manner;

•
general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, current general economic volatility, conditions in the semiconductor industry, including seasonality in sales of consumer products into which our products are incorporated; and

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory.
From time to time, our key customers may cancel purchase orders from us, thereby causing our quarterly net revenues to fluctuate significantly. We expect that these fluctuations could continue due to the uncertainty in the current economic environment. Our products are manufactured primarily by two foundries including United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany.
In fiscal year ended June 30, 2008 we maintained our leadership position in discrete video but we were missing certain technologies necessary to compete effectively at the SoC level. As a result, we did not have significant SoC design wins at tier I OEMs to sustain revenues in fiscal year ended June 30, 2009. We strongly believe that our recently completed acquisition of three product lines of the Consumer Division from Micronas provides complementary features and technologies that are critical to our SoC strategy. We now have significant technology advantages in audio decoder and demodulator products in particular. With this investment, we also demonstrate to our customers that we are committed to this market and we demonstrate to ourselves that we can quickly and efficiently integrate a substantial acquisition. This gives us increased confidence as we look to the next opportunities for Trident.
The following table shows the percentage of our revenues during the years ended June 30, 2009, 2008, and 2007 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	2009	2008	2007
Revenue:
Midoriya (supplier to Sony)	38%	28%	25%
Sharp	11%	*	*
Philips	10%	19%	*
Samsung	*	29%	41%

*	Less than 10% revenue.
The DTV market is very concentrated. The three largest Japanese OEMs together currently comprise approximately 59% of our revenues. We have roughly 64% of our revenues controlled by four customers and 74% of the revenues controlled by the top seven. See Note 14 “Segment and Geographic Information and Major Customers,” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.
All of our revenues to date have been denominated in U.S. dollars and Euros.

Gross Margin
Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	our product mix and volume of product sales;

•	the effects of competitive pricing programs and rebates;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs and overhead costs;

•	product warranty costs; and

•	provisions for excess and obsolete inventories
Acquisition Strategy
An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships and the purchase or sale of assets. See Note 11 “Business Combination,” of Notes to Consolidated Financial Statements for information related to the acquisitions made in 2009, 2008 and 2007.
In fiscal years ended June 30, 2009 and 2008, we completed two acquisitions for total equity consideration of $12.1 million and total cash consideration of $4.5 million, respectively, which are as follows:
•
In fiscal year ended June 30, 2009, we acquired the selected assets of the FRC, DRX and audio decoder product lines of the Consumer Division of Micronas, a competitor of Trident, which enables us to increase our market shares in the DTV market.

•
In fiscal year ended June 30, 2008, we acquired a 100% ownership interest in Tiside, a privately held software company located in China, which designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or DTV sets.

Segments
We operate in one reportable operating segment, digital medial solutions. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns, stock-based compensation expense, goodwill and purchased intangible assets, valuation of equity investments in privately held companies and funds, inventories, fair value measurements, product warranty, income taxes, litigation and other loss contingencies and business combinations. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.

Revenue Recognition
We recognize revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. Our customer incentive offerings primarily involve volume rebates for our products in various target markets. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates.
A portion of our sales are made through distributors under agreements allowing for pricing protection and/or rights of return. Product revenues on sales made to distributors which contain such rights of return and price protection are deferred and only recognized when these rights expire or upon sale and shipment to the end user customers.
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
Stock-based Compensation Expense
We account for share-based payments, including grants of stock options and awards to employees and directors, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment or SFAS 123(R), which requires that share-based payments be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we recognize stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to our Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, we elected to use the accelerated method.
We record deferred tax assets for stock-based awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive the tax deduction.
We value our stock-based payment awards and warrants granted using the Black-Scholes model, except for the performance-based restricted stock award with market conditions granted under the 2006 Plan during the second quarter of fiscal year ended June 30, 2008, for which we elected to use a Monte Carlo valuation methodology to value the award. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), we continued to use historical volatility in deriving our expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
For the fiscal years ended June 30, 2009, 2008, and 2007, stock-based compensation expense, before income taxes, was $12.7 million, $28.6 million, and $15.6 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and awards recognized under SFAS 123(R).

Goodwill and Purchased Intangible Assets.
Goodwill impairment assessment
We assess the impairment of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value in accordance with SFAS No. 142, Goodwill and other Intangibles, or SFAS 142. With respect to goodwill, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, control premiums, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our net income (loss).
Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. SFAS 142 requires a two-step approach to testing goodwill for impairment for each reporting unit which carries goodwill. SFAS 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit which carries goodwill.
To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, impairment charges may be required. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Long-lived assets impairment assessment
Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Valuation of Equity Investments in Privately Held Companies and Funds
We invest in equity instruments of privately-held companies and funds, which we account for using the cost method, for business and strategic purposes. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an ability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in privately held companies in our consolidated balance sheet as of June 30, 2009 is $2.1 million.
Inventories
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. When we introduce new products that are designed to enhance or replace our older products, we typically provide inventory reserves on our older products based on the expected timing and volume of customer purchases of the new product over a six month period. The timing and volume of the new product introductions can be impacted significantly by events out of our control including changes in customer product introduction schedules. Accordingly, we may end up selling more of our older fully-reserved product until the customer is able to execute on his change over plan.

Fair Value Measurements
We evaluated the estimated fair value of financial instruments by applying the provisions of FASB Statement No. 157, Fair Value Measurements or SFAS 157. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of our cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.
Product Warranty
Our products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon revenue recognition in the accompanying statements of operations. The warranty accrual is calculated based on the actual claims claimed by the customers.
Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, which requires that deferred tax assets and liabilities be recognized by using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.
We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not likely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will not ultimately realize a substantial amount of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our tax provision would decrease in the period in which we determined that the realization is probable.
In addition, we adopted Financial Accounting Standards Board or FASB Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 or FIN 48, and related guidance on July 1, 2007. Under FIN 48, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.
Litigation and Other Loss Contingencies
We account for litigation and other loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.
Business Combinations
We estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these might have a significant effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

Results of Operations
Financial Data for Fiscal Years Ended June 30, 2009, 2008, and 2007
Net Revenues
Digital media product revenues represented all of our total revenues in fiscal years ended June 30, 2009, 2008, and 2007. Our digital media products include integrated circuit chips used in digital television and liquid crystal display television, or LCD TV. Net revenues are revenues less reductions for rebates and allowances for sales returns. The following tables present the comparison of net revenues by regions in dollars and in percentages for fiscal years ended June 30, 2009, 2008, and 2007.
Net revenues comparison by dollars

	Fiscal Years Ended June 30,
(Dollars in thousands)			Dollar	Percent			Dollar	Percent
Revenues by region (1)	2009	2008	variance	variance	2008	2007	variance	variance

Japan	$41,615	$91,306	$(49,691)	(54%)	$91,306	$91,721	$(415)	(0%)
Europe	13,841	53,801	(39,960)	(74%)	53,801	17,421	36,380	209%
Asia Pacific (2)	14,061	32,618	(18,557)	(57%)	32,618	45,725	(13,107)	(29%)
South Korea	5,819	79,608	(73,789)	(93%)	79,608	115,513	(35,905)	(31%)
Americas	425	605	(180)	(30%)	605	415	190	46%

Total net revenues	$75,761	$257,938	$(182,177)	(71%)	$257,938	$270,795	$(12,857)	(5%)

Net revenues comparison by percentage of total net revenues

	Fiscal Years Ended June 30,
Revenues by region (1)	2009	2008	2007

Japan	54.9%	35.4%	33.9%
Europe	18.2%	20.9%	6.4%
Asia Pacific (2)	18.6%	12.6%	16.9%
South Korea	7.7%	30.9%	42.6%
Americas	0.6%	0.2%	0.2%

Total net revenues	100%	100%	100.0%

(1)
Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.
Comparison of fiscal year ended June 30, 2009 to fiscal year ended June 30, 2008
Digital media product revenues decreased by $182.2 million in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008. In fiscal year ended June 30, 2009, total SVP revenues decreased by $188.6 million, while SoC revenues decreased by $1.5 million. These decreases were partially offset by increased revenues of $7.9 million resulting from the sale of FRC, demodulator and audio decoder products that were acquired from Micronas following the acquisition which closed on May 14, 2009. Our unit sales volume of digital media products decreased by 58% in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 and the year-over-year average selling prices of these products decreased by approximately 29%.

During the fiscal year ended June 30, 2009, net revenues decreased in all regions. Revenues in South Korea decreased significantly primarily due to a major South Korean customer shifting its strategy to design and produce portions of its silicon products internally rather than outsourcing the design to a third-party vendor. Revenues in Japan and Europe decreased primarily due to the absence of major design wins for our SoC products at tier one customers and lower revenues generated from our existing products that are going to be phased out of production. Revenues in Asia Pacific decreased primarily due to the continued decrease in sales of SVP products and intense price competition in the market where we sell discrete image process controllers. Overall, the revenue decline in fiscal year ended June 30, 2009 was primarily due to decreased sales of our legacy SVP products, the loss of design win opportunities relating to our new SoC products, and to a lesser extent, due to the global economic downturn.
Comparison of fiscal year ended June 30, 2008 to fiscal year ended June 30, 2007
Digital media product revenues decreased $12.9 million in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007. In fiscal year ended June 30, 2008, total SVP revenues decreased by $28.6 million, while SoC revenues increased by $15.7 million. Our unit sales volume of digital media products increased by 0.9% in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 and the year-over-year average selling prices of these products decreased by approximately 5.6%. The decrease in digital media product revenues was primarily due to (i) the delay in the introduction of our SoC products to a Korean OEM, (ii) aggressive competition in China’s DTV market, and (iii) shorter life cycles for newer SVP products compared to the older versions and (iv) the slower transition from our SVP to SoC products in the second half of fiscal year ended June 30, 2008.
During fiscal year ended June 30, 2008, net revenues decreased in most regions, particularly in South Korea and Asia Pacific, except Europe. Revenues in South Korea decreased primarily due to the delayed introduction of our SoC products. Asia Pacific revenues decreased primarily due to the decreased sales of SVP products and competition from the discrete image process controller market. However, revenues in Europe, our fastest growing region, more than doubled and increased by $36.4 million in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007. This increase resulted primarily from an increase in sales of certain SVP products sold to a major European OEM customer.
Gross Margin

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Gross profit	$23,328	(81%)	$120,026	(7%)	$129,107
Gross margin	30.8%		46.5%		47.7%
Cost of revenues includes the cost of purchasing wafers manufactured by an independent foundry, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquisition-related intangible assets.
Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenue. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and cost associated with operational support.
Comparison of fiscal year ended June 30, 2009 to fiscal year ended June 30, 2008
Gross margin decreased 15.7 percentage points in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008, principally as a result of (i) significantly lower revenues that did not offer the economies of scale needed to cover fixed manufacturing support costs, (ii) a weaker product mix of SVP and SoC products, (iii) write down of acquisition-related intangible assets, and (iv) an increase in intangible assets amortization as a percentage of decreasing revenues.

The net impact on gross profit of the additions to inventory reserves and sales of previously reserved products is as follow:

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	2008	2007
Additions to inventory reserves	$3,148	$2,747	$2,204
Sales of previously reserved products	(5,082)	(4,676)	(4,463)

Net increase in gross profit	$(1,934)	$(1,929)	$(2,259)

In fiscal year ended June 30, 2009, as shown in the table above, revenues from the sale of previously reserved products were $5.1 million or 6.7% of total net revenues. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. Concurrently, we recorded additional inventory reserves for fiscal year ended June 30, 2009 in the amount of approximately $3.1 million.
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
Comparison of fiscal year ended June 30, 2008 to fiscal year ended June 30, 2007
Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and cost associated with operational support. Gross margin decreased 1.2 percentage points in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007, principally as a result of (i) the blended average selling price for our SVP product line decreasing at a faster rate than our unit cost and (ii) a product shift to a more complex technology content, such as ME/MC feature, which has a higher royalty unit fee, partially offset by (iii) a decrease in amortization of intangible assets.
Research and Development

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Research and development	$53,016	1%	$52,608	28%	$40,970
As a percentage of net revenues	70%		20%		15%
Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products and depreciation of property and equipment. Because the number of new designs we release to our third-party foundries can fluctuate from period to period, research, development and related expenses may fluctuate significantly. We anticipate that research and development expenses will increase in fiscal year ended June 30, 2010 as we are currently planning to continue the development of our next generation SoC and discrete products as well as enhancements to our existing products.
Comparison of fiscal year ended June 30, 2009 to fiscal year ended June 30, 2008
Research and development expenses as a percentage of net revenues increased significantly from fiscal year 2008 to fiscal year 2009 due primarily to the significant decrease in revenues in fiscal year 2009. The increase in research and development expenses for fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 was primarily due to (i) a $4.5 million increase in third-party IP licenses, (ii) a $2.8 million increase in employee-related expenses associated with increased employee headcount in connection with the acquisition in May 2009 and (iii) $1.7 million third-party IP impairment write-off due to a change in business strategy and a change in business use of assets associated with the acquisition, offset by (iv) a $4.1 million decrease in stock-based compensation expense principally due to certain option modifications and contingent liabilities associated with vested options of certain terminated employees that occurred only during the fiscal year ended June 30, 2008, (v) a $2.6 million decrease in new product development expenditures was attributable to a $1.4 million reversal of software license fee adjustment for prior software usage during the fiscal year ended June 30, 2009, and (vi) a $1.9 million decrease from lower mask tooling fees due to decrease in production. For the detail of the third-party IP impairment analysis and prior years’ software usage, refer to Note 4, “Goodwill and intangible assets” and Note 6, “Commitments and contingencies” of Notes to Consolidated Financial Statements for detail, respectively.

Comparison of fiscal year ended June 30, 2008 to fiscal year ended June 30, 2007
The increase in research and development expenses for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily the result of (i) a $4.0 million increase in salary and payroll-related expenses associated with increased employee headcount in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007, (ii) a $3.5 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), (iii) a $1.0 million increase in depreciation expense due to the completion of our research and development center in Shanghai, China in September 2007, and (iv) a $2.7 million increase in new product development expenditures. The $2.7 million increase in new product development expenditures was attributable to a $1.4 million software license fee adjustment for prior software usage and an additional $1.3 million representing increased engineering expenses related to the new product development.
Selling, General and Administrative

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Selling, general and administrative	$29,617	(39%)	$48,598	1%	$47,993
As a percentage of net revenues	39%		19%		18%
Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
Comparison of fiscal year ended June 30, 2009 to fiscal year ended June 30, 2008
Selling, general and administrative expenses as a percentage of net revenues increased significantly from fiscal year 2008 to fiscal year 2009 due primarily to the significant decrease in revenues in fiscal year 2009. The decrease in selling, general and administrative expenses for fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008, resulted primarily from (i) a $10.9 million decrease in stock-based compensation expense primarily related to the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees that occurred only in fiscal year ended June 30, 2008, (ii) a $5.7 million decrease in sales commission paid to distributors’ representatives due to the decreased product sales in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008, (iii) a $5.3 million decrease in legal and professional fees due to the completion of our investigation into our stock option granting process in September 2007, partially offset by (iv) a $1.5 million increase in salary and payroll-related expense associated with increased employee headcount in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 and (v) a $1.3 million increase in consulting fees.
During the fiscal year ended June 30, 2009, we capitalized approximately $4.1 million of legal and professional fees related to due diligence in connection with the acquisition of Micronas in accordance with SFAS 141 (revised 2007), Business Combination, or SFAS 141. We anticipate that our selling, general and administrative expenses will slightly increase in fiscal year ended June 30, 2010.
Comparison of fiscal year ended June 30, 2008 to fiscal year ended June 30, 2007
The increase in selling, general and administrative expenses for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007, resulted principally from (i) an additional $9.6 million stock-based compensation expense primarily related to the extension of stock option exercise periods and contingent liabilities associated with vested options of certain terminated employees, (ii) a $1.2 million increase in consulting fees primarily due to the hiring of an outside consulting firm to review our operating and sales functions during the fourth quarter of fiscal year ended June 30, 2008, (iii) a $1.3 million increase in salaries associated with increased employee headcount compared to fiscal year ended June 30, 2007, partially offset by (iv) a $10.9 million decrease in professional fees and (v)a $0.8 million decrease in commissions paid to distributors’ representatives associated with decreased revenues. The primary reason for the decrease in professional fees was the September 2007 completion of our investigation into our stock option granting practices. The professional fees related to the cost of this investigation were $6.0 million for fiscal year ended June 30, 2008 compared to $16.8 million for fiscal year ended June 30, 2007.

Goodwill Impairment

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Goodwill impairment	$1,432	100%	$—	0%	$—
Percentage of net revenues	2%		0%		0%
During the fiscal year ended June 30, 2009, we triggered an impairment test by redeploying our engineering resources in TMBJ and by canceling our STB efforts to better support our focus on SoC development. This factor was considered an indicator of potential impairment, and as a result, we performed an interim impairment analysis of our goodwill in accordance with SFAS 142. Based on the results of this goodwill impairment analysis, we determined that there would be no remaining implied value attributable to goodwill at TMBJ, and accordingly, we wrote off the entire goodwill balance at TMBJ and recognized goodwill impairment charges of $1.4 million under “Goodwill impairment” in the Consolidated Statement of Operations for fiscal year ended June 30, 2009. Refer to Note 4, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements in Item 8 of this report for further information.
In Process Research and Development

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

In-process research and development	$697	100%	$—	0%	$—
Percentage of net revenues	1%		0%		0%
The in-process research and development (“IPR&D”) expense was incurred in connection with the acquisition of certain product lines of Micronas in fiscal year ended June 30, 2009. The IPR&D relates to masks and tools that were completed after the announcement date but prior to the closing date of the acquisition and that have no alternative future use.
Restructuring Charges

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Restructuring charges	$810	100%	$—	0%	$—
Percentage of net revenues	1%		0%		0%
During fiscal year ended June 30, 2009, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.8 million for the fiscal year ended June 30, 2009, in connection with the restructuring.
Loss on Sale of Short-term Investments

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Loss on sale of short-term investments	$(8,940)	100%	$—	0%	$—
Percentage of net revenues	(12%)		0%		0%
During the fiscal year ended June 30, 2009, we sold all of our 52.5 million shares of UMC common stock for net proceeds of $17.2 million and recorded a loss on sale of approximately $9.0 million under “Loss on sale of short-term investments” in our Consolidated Statement of Operations.

Impairment Loss on UMC Investment

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Impairment loss on UMC investment	$(556)	(91%)	$(6,480)	(100%)	$0
As a percentage of net revenues	(1%)		(3%)		0%
Impairment loss on UMC investment represents the impairment charge when the decline in the fair value of our investment below our cost basis is determined to be other-than-temporary. For fiscal years ended June 30, 2009 and 2008, we recorded impairment charges of $0.6 million and $6.5 million, respectively, to reflect the decrease in carrying value of the UMC securities we held. We have determined whether an impairment charge is other-than-temporary in nature in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. See the discussion at Note 2 “Investments,” of Notes to the Consolidated Financial Statements in Item 8 for more detailed information on this impairment charge.
Interest Income, Net

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Interest income, net	$2,968	(52%)	$6,166	26%	$4,890
As a percentage of net revenues	4%		2%		2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and US Treasuries. The average interest rates earned during fiscal years ended June 30, 2009 and 2008 were 1.6% and 2.9%, respectively. The decrease in the average interest income for the fiscal year ended June 30, 2009 was primarily due to (i) the reduction of federal funds rate from 2.0% to 0.21% by the Federal Reserve Bank and (ii) a larger percentage of our investment portfolio having been shifted from money market funds to lower yielding U.S. Treasuries during the fiscal year ended June 30, 2009.
The increase in interest income for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily attributable to an increase in cash and cash equivalents on hand from $147.6 million in fiscal year ended June 30, 2007 to $213.3 million in fiscal year ended June 30, 2008, partially offset by a decrease in interest rates during fiscal year ended June 30, 2008.
Other Income, Net

	Fiscal Years Ended June 30,
(Dollars in thousands)	2009	% Change	2008	% Change	2007

Other income, net	$4,053	811%	$445	(77%)	$1,947
As a percentage of net revenues	5%		0%		1%
Other income, net primarily represents dividend income received from our investments and the foreign currency remeasurement gain or loss. The increase in other income, net for fiscal year ended June 30, 2009, compared to fiscal year ended June 30, 2008, was primarily attributable to (i) a $2.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in fiscal year ended June 30 2009 compared to a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar in fiscal year ended June 30, 2008, partially offset by (ii) a $1.0 million decrease in gains from the sale of available-for-sale investments and (iii) a $0.6 million decrease in dividend income from the UMC investment compared to fiscal year ended June 30, 2008.
The decrease in other income, net for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007, was primarily attributable to (i) a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar, partially offset by (ii) a $0.8 million increase in dividend income received from available-for-sale securities and (iii) a $0.8 million increase in gains from the sale of available-for-sale securities.

Provision for Income Taxes

	Fiscal Years Ended June 30,
	2009	Change	2008	Change	2007
Income tax provision	5,513	(37%)	8,799	(47%)	16,673
Effective tax rate	(9%)	(55%)	46%	11%	35%
A provision for income taxes of $5.5 million, $8.8 million and $16.7 million was recorded for fiscal years ended June 30, 2009, 2008, and 2007, respectively. The decrease in our effective tax rate from fiscal year ended June 30, 2008 to fiscal year ended June 30, 2009 was primarily due to a decrease in $4.4 million of amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group was completed in fiscal year ended June 30, 2009 and we will not incur additional amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group in fiscal year ended June 30, 2010 and beyond. The increase in our effective tax rate from fiscal year ended June 30, 2007 to fiscal year ended June 30, 2008 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group and the amortization of foreign taxes as a percentage of lower income before provision of income taxes.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at the end of each year were as follows:

			Increase/
(Dollars in millions)	June 30, 2009	June 30, 2008	(Decrease)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$187.9	$213.3	$(25.4)
Short-term investments	—	26.7	(26.7)

Total	$187.9	$240.0	$(52.1)

At June 30, 2009, approximately $54.4 million or 29% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $133.5 million, or 71% of total cash and cash equivalents was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. The net decrease in cash and cash equivalents was primarily driven by our loss from operations.
Our primary cash inflows and outflows for fiscal years ended June 30, 2009, 2008, and 2007 were as follows:

	Fiscal Years
(Dollars In millions)	2009	2008	2007

Net cash flow provided by (used in):
Operating activities	$(31.9)	$57.9	$62.1
Investing activities	5.3	1.7	(17.7)
Financing activities	1.2	6.1	0.1

Net increase (decrease) in cash and cash equivalents	$(25.4)	$65.7	$44.5

Operating Activities
Cash provided by or used in operating activities is net income or loss adjusted for certain non-cash items and changes in current assets and current liabilities. For fiscal year ended June 30, 2009, cash used in operating activities was $31.9 million compared to $57.9 million cash provided by operating activities for fiscal year ended June 30, 2008. The decrease was primarily due to net loss of $70.2 million in fiscal year ended June 30, 2009 versus net income of $10.2 million in fiscal year ended June 30, 2008 which resulted from a significant decrease in revenues, reduced collections from accounts receivable, larger decreases in inventories and income taxes payable, partially offset by significantly smaller decreases in accounts payable. Stock-based compensation expenses decreased from $24.3 million in fiscal year ended June 30, 2008 compared to $12.7 million in fiscal year ended June 30, 2009.

On our consolidated balance sheet as of June 30, 2009, accounts receivable increased compared to June 30, 2008, primarily due to our granting credit terms to the new customers which were acquired as a result of the acquisition. Inventories decreased primarily due to sales demand decreases. Accounts payable decreased due to decreased manufacturing activities and inventory purchases as well as the general timing of payments. Income taxes payable decreased because of (i) the significant decrease in pre-tax income during the second half of fiscal year ended June 30, 2008 and (ii) the relative strengthening of the U.S. dollar in fiscal year ended June 30, 2009.
The decrease in cash provided by operating activities in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily due to lower net income, larger decreases in accounts payable, and accrued expenses and other liabilities, largely offset by larger decreases in accounts receivable, inventories and non-cash stock-based compensation expense.
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
Investing Activities
Cash provided by investing activities consists primarily of capital expenditures, purchases of intellectual property and cash used for business combinations, partially offset by sales of short-term investments. For the fiscal year ended June 30, 2009, cash provided by investing activities was $5.3 million compared to a $1.7 million cash provided by investing activities for fiscal year ended June 30, 2008 and $17.7 million cash used in investing activities for fiscal year ended June 30, 2007. The increase in net cash provided by investing activities in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 was primarily attributable to (i) a $11.2 million increase in cash from the sale of available-for-sale investments, (ii) a $3.1 million increase in cash paid for purchases of property and equipment, partially offset by (iii) a $7.8 million cash proceeds from the UMC capital reduction during the fiscal year ended June 30, 2008, which did not occur in fiscal year ended June 30, 2009, and (iv) a $1.4 million decrease in cash from the purchase of intellectual property and software licenses.
The increase in net cash provided by investing activities in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to (i) $11.4 million less cash paid for purchases of property and equipment due to the completion of our new research and development building in Shanghai, China in September 2007, (ii) a $6.1 million increase in cash from the sale of available-for-sale investments, (iii) a $7.8 million increase in cash proceeds from the UMC capital reduction, partially offset by (iv) $2.0 million cash paid for the acquisition of TMBJ, and (v) a $4.3 million decrease in cash from the purchase of intellectual property and software licenses.
Financing Activities
Cash provided by financing activities consists of cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation. Cash provided by financing activities for fiscal years ended June 30, 2009 and 2008 was $1.2 million and $6.1million, respectively. The decrease in net cash provided by financing activities in fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 was due to (i) an approximately $4.5 million decrease in cash proceeds from issuance of common stock to employees upon exercise of stock and (ii) a $0.4 million decrease in excess tax benefit from stock-based compensation due to the adoption of SFAS 123(R).
The increase in cash provided by financing activities in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily attributable to (i) $4.7 million increase in cash proceeds from the issuance, during fiscal year ended June 30, 2008, of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007 and (ii) the absence during fiscal year ended June 30, 2008 of $1.5 million of net cash payments to employees that was paid in fiscal year ended June 30, 2007 in connection with the amendment of options to meet the requirements of the United States Internal Revenue Code Section 409A (“Section 409A”), offset by (iii) a $0.3 million decrease in excess tax benefit from stock-based compensation in fiscal year ended June 30, 2008.

Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash, cash equivalents and investments is held outside the United States, and therefore might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. We believe our current cash and cash equivalents are adequate.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 58 days as of June 30, 2009 compared to 10 days as of June 30, 2008. The increase in DSO was primarily due to significantly more customers receiving credit terms when these new customers were acquired through the acquisition. Currently the credit terms of the new customers are between net 30 and 45 days compared to the prepayment and net 30 days credit terms granted to the new customers in prior years.
Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Less than 1			More than 5
(Dollars in millions)	year	1-3 years	3-5 years	years	Total

Contractual Obligations
Operating Leases (1)	$1.9	$2.2	$—	$—	$4.1
Purchase Obligations (2)	19.9	—	—	—	19.9

Total	$21.8	$2.2	$—	$—	$24.0

(1)
We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, and The Netherlands. Operating leases include future minimum lease payments under all our noncancelable operating leases as of June 30, 2009.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
As of June 30, 2009, the long-term income taxes payable under FIN 48 was $22.4 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2009 presented above.

Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. Based on our review and assessment, the SLC has recommended certain settlements with certain of the defendants and intends to seek approval of such settlements from the federal court.  We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
Regulatory Actions
We are subject to a formal investigation by the SEC in connection with our investigation into our stock option granting practices and related issues. Although the DOJ commenced an investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009. We have been cooperating with, and continue to cooperate with, inquiries from the SEC and DOJ investigations. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have. Any regulatory investigation could result in our business being adversely impacted.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options.  Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with SFAS No. 5, Accounting for Contingencies, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2009.

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
Prior Software Usage
During April 2008, as a result of an internal review that we conducted, we determined that our use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods.  During the year, we negotiated new license agreements with the vendors in order to obtain the rights and authorizations necessary to meet our software usage requirements.  During the year ended June 30, 2009, we determined that contracts had been negotiated with our software vendors to cover all of our current usage requirements.  We are current with all licenses, and it is no longer probable that we would be expected to pay for the past usage. As a result of this determination, during the fiscal year ended June 30, 2009, we recorded a credit of $1.4 million to research and development expense in the Consolidated Statement of Operations.  We currently have no remaining accrual associated with the issue on prior software usage.
General
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. For example, we are currently defending a patent infringement lawsuit brought by Gregory Bender, an individual, in the United States District Court for the Northern District of California. The lone patent asserted by Mr. Bender has expired. We believe that Mr. Bender’s claim for past infringement lacks merit and intend to vigorously defend the lawsuit. While we cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on our business, financial position, results of operation or cash flows.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.
In May 2009, FASB issued SFAS No. 165, Subsequent Events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The disclosure requirement under this FSP is effective for our annual reporting for the fiscal year ending on June 30, 2009 and is included in Note 16, “Subsequent Events,” of Notes to Consolidated Financial Statements.
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 30, 2009.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for our annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not have a material impact on its consolidated financial position, results of operations and cash flows.
In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for our annual reporting for the fiscal year ending on June 30, 2009. The implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on its consolidated financial position, results of operations or cash flows.
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
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The partial adoption of SFAS 157 and the adoption of FSP 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In August 2008, the U.S. Securities and Exchange Commission or SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We will assess the impact that this potential change would have on our consolidated financial statements and will monitor the development of the potential implementation of IFRS.
In May 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited.  This FSP is effective for intangible assets acquired on or after July 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, FASB issued Staff Position No. 157-2, Effective Date of FASB Statement 157 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of FSP 157-2. We are currently assessing the impact of the adoption of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities and do not anticipate that the adoption will have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This SFAS amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This SFAS establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of our operations is the U.S. dollar. Approximately $133.5 million, or 71% of our cash and cash equivalents, are held outside the United States, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars. Since we acquired certain product lines from Micronas in May 2009, we have also incurred some manufacturing and related expenses in Euros.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies, such as Euros. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future. Since we have research and development facilities in Shanghai and Beijing, China, Munich and Freiburg, Germany, Nijmegen, The Netherlands and sales liaison offices in Shanghai, Beijing, Shenzhen, China, Singapore, and South Korea, a large percentage of our international operational expenses are denominated in foreign currencies. As a result, foreign currency exchange rate volatility, particularly in Euros and China’s currency, Renminbi, could negatively or positively affect our operating costs in the future.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, we have approximately $187.9 million in cash and cash equivalents, of which $48.7 million is cash, $27.4 million is invested in certificates of deposit, and $111.8 million is invested in U.S treasury bills. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Investment risk
Investment in Privately Held Companies and Funds
We are exposed to changes in the value of our investments in privately-held companies and funds, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies was approximately $2.1 million, which is included in “Other assets” on the Consolidated Balance Sheet as of June 30, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
(In thousands, except per share data)	2009	2008	2007
Net revenues	$75,761	$257,938	$270,795
Cost of revenues	52,433	137,912	141,688

Gross profit	23,328	120,026	129,107
Operating expenses:
Research and development	53,016	52,608	40,970
Selling, general and administrative	29,617	48,598	47,993
Goodwill impairment	1,432	—	—
In-process research and development	697	—	—
Restructuring charges	810	—	—

Total operating expenses	85,572	101,206	88,963

Income (loss) from operations	(62,244)	18,820	40,144
Loss on sale of short-term investments	(8,940)	—	—
Impairment loss on short-term investments	(556)	(6,480)	—
Interest income	2,968	6,166	4,890
Other income, net	4,053	445	1,947

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(64,719)	18,951	46,981
Provision for income taxes	5,513	8,799	16,673

Income (loss) before cumulative effect of change in accounting principle	(70,232)	10,152	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	(190)

Net income (loss)	$(70,232)	$10,152	$30,118

Net income (loss) per share — Basic:
Income (loss) before change in accounting principle	$(1.12)	$0.17	$0.52
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income (loss) per share — Basic	$(1.12)	$0.17	$0.52

Net income (loss) per share — Diluted:
Income (loss) before change in accounting principle	$(1.12)	$0.16	$0.48
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income (loss) per share — Diluted	$(1.12)	$0.16	$0.48

Shares used in computing net income (loss) per share — Basic	62,535	59,367	57,637

Shares used in computing net income (loss) per share — Diluted	62,535	62,751	63,380

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30,
(In thousands, except par values)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$187,937	$213,296
Short-term investments	—	26,704
Accounts receivable, net of allowances for sales returns of $56 and $300 at June 30, 2009 and 2008, respectively	9,375	4,510
Accounts receivable from related party	5,289	—
Inventories	6,828	8,680
Prepaid expenses and other current assets	4,136	12,863

Total current assets	213,565	266,053
Property and equipment, net	27,587	23,425
Goodwill	7,708	1,432
Intangible assets, net	7,685	8,428
Other assets	6,767	9,977

Total assets	$263,312	$309,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,485	$10,889
Accounts payable to related party	5,513	—
Accrued expenses and other current liabilities	19,546	22,910
Income taxes payable	13,107	16,309

Total current liabilities	48,651	50,108
Long-term income taxes payable	21,658	21,579
Deferred income tax liabilities	81	370

Total liabilities	70,390	72,057

Commitments and contingencies (Notes 6 and 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 69,920 and 61,238 shares issued and outstanding at June 30, 2009 and 2008, respectively	70	61
Additional paid-in capital	234,134	208,299
Retained earnings (accumulated deficit)	(41,282)	28,950
Accumulated other comprehensive loss	—	(52)

Total stockholders’ equity	192,922	237,258

Total liabilities and stockholders’ equity	$263,312	$309,315

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(70,232)	$10,152	$30,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	190
Stock-based compensation expense	12,673	24,270	15,607
Excess tax benefit from stock-based compensation	(96)	(561)	(855)
Depreciation and amortization	9,544	5,354	1,501
In-process research and development	697	—	—
Amortization of acquisition-related intangible assets	3,985	5,725	6,345
Loss on disposal of property and equipment	83	52	59
Impairment loss on investment in UMC	556	6,480	—
Impairment of goodwill	1,432	—	—
Impairment of intangible assets	2,689	—	—
Loss (gain) on sales of investments	8,966	(969)	(216)
Deferred income taxes	63	(722)	1,179
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,677)	4,665	(4,883)
Inventories	1,852	7,583	(1,622)
Prepaid expenses and other current assets	5,885	6,088	5,742
Accounts payable	(577)	(8,902)	384
Accrued expenses and other liabilities	(1,796)	(3,574)	2,398
Income taxes payable	(2,897)	2,273	6,145

Net cash provided by (used in) operating activities	(31,850)	57,914	62,092

Cash flows from investing activities:
Purchases of property and equipment	(3,189)	(6,246)	(17,690)
Purchases of stock of privately held companies	—	—	(500)
Proceeds from the capital reduction of UMC investment	—	7,829	—
Proceeds from sale of available-for-sale investments	17,234	6,079	—
Proceeds from sale of investments in private companies	—	1,056	1,228
Acquisition of businesses, net of cash acquired	(2,531)	(1,960)	—
Other assets	(6,471)	(5,070)	(748)
Proceeds from sale of property, plant and equipment	294	48	—

Net cash provided by (used in) investing activities	5,337	1,736	(17,710)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,058	5,523	805
Excess tax benefit from stock-based compensation	96	561	855
Net cash settlements of stock options in connection with IRC Section 409A	—	—	(1,526)

Net cash provided by financing activities	1,154	6,084	134

Net (decrease) increase in cash and cash equivalents	(25,359)	65,734	44,516
Cash and cash equivalents at beginning of year	213,296	147,562	103,046

Cash and cash equivalents at end of year	$187,937	$213,296	$147,562

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,588	$1,219	$2,080

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock warrants and common stock for Micronas acquisition	$(12,087)	$—	$—

Accrued expense for building	$—	$(208)	$—

Prepaid taxes in connection with intercompany profit on assets remaining within consolidated group	$—	$—	$20,583

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

			Additional	Retained	Accumulated
			Paid-in	Earnings	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	(Common Stock)	Deficit)	Income (Loss)	Equity

Balance at June 30, 2006	57,206	$57	$162,801	$(11,320)	$2,119	$153,657
Income before cumulative effect of change in accounting principle	—	—	—	30,308	—	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	—	(190)	—	(190)

Unrealized gains on investments, net of tax	—	—	—	—	1,483	1,483

Comprehensive income						31,601

Shares issued pursuant to stock awards, net	542	1	804	—	—	805
Stock-based compensation expense	—	—	15,607	—	—	15,607

Tax benefit from stock-based compensation	—	—	1,704	—	—	1,704

Net cash settlement of stock options in connection with IRC Section 409A	—	—	(1,526)	—	—	(1,526)

Balance at June 30, 2007	57,748	58	179,390	18,798	3,602	201,848

Net income	—	—	—	10,152	—	10,152

Unrealized losses on investments, net of tax	—	—	—	—	(3,654)	(3,654)

Comprehensive income						6,498

Shares issued pursuant to stock awards, net	3,490	3	5,520	—	—	5,523
Stock-based compensation expense	—	—	24,270	—	—	24,270

Net cash settlement of stock options	—	—	(1,274)	—	—	(1,274)

Tax benefit from stock-based compensation	—	—	393	—	—	393

Balance at June 30, 2008	61,238	61	208,299	28,950	(52)	237,258
Net loss	—	—	—	(70,232)	—	(70,232)

Unrealized gain on short-term investment	—	—	—	—	52	52

Comprehensive loss						(70,180)

Shares issued pursuant to stock awards, net	1,682	2	1,056	—	—	1,058
Shares and warrant issued in connection with the aquistion of Micronas assets	7,000	7	12,080	—	—	12,087
Stock-based compensation expense	—	—	12,673	—	—	12,673

Net cash settlement for TMT’s stock options	—	—	26	—	—	26

Balance at June 30, 2009	69,920	$70	$234,134	$(41,282)	$—	$192,922

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Business Combination
Business
Trident Microsystems, Inc. (“Trident”) and its subsidiaries (collectively the “Company”) designs, develops and markets integrated circuits for digital media applications, such as digital television and liquid crystal display, or LCD, television.
Since June 2003, the Company has focused its business primarily in the digital television (“DTV”) market and related areas. The Company conducts this business primarily through its Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by both Trident Microsystems, Inc. and its subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. Operations and field application engineering support and certain sales activities are conducted through the Company’s Taiwanese subsidiary, Trident Microelectronics Co. Ltd., or TML, and other affiliates. In fiscal year ended June 30, 2009, Trident established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution activities for the entire company. Trident Multimedia Systems, Inc. (“TMS”) was inactive at June 30, 2009. Trident Technologies, Inc. (“TTI”), was 99.9% owned by Trident, was liquidated as of June 30, 2009.
The Company sells its products primarily to digital television original equipment manufacturers, or OEMs, in Japan, Europe, South Korea and Asia Pacific, either directly or through their supplier channel. The Company considers these OEMs to be its customers.
Business Combination
On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter (“FRC”), demodulator (“DRX”) and audio decoder product lines from Micronas Semiconductor Holding AG (“Micronas”), a Swiss corporation. In connection with the acquisition, the Company issued 7.0 million shares of its common stock and warrants to acquire up to 3.0 million additional shares of its common stock, with a combined fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. For details of the acquisition, please refer to Note 11, Business Combinations,” of Notes to Consolidated Financial Statements below. In connection with the acquisition, Trident established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH (“TMEU”), Trident Microsystems Nederland B.V. (“TMNM”) and Trident Microsystems Holding B.V. (“TMH”) to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
Basis of Consolidation and Presentation
The accompanying Consolidated Financial Statements include the accounts and operations of the Company. The results of operations include the results of the Micronas product lines subsequent to the acquisition date on May 14, 2009. All intercompany accounts and transactions have been eliminated. The Company has evaluated material subsequent events through September 11, 2009, the date these financial statements were issued.
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
Foreign Currency Remeasurement
The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Sales and purchase transactions are generally denominated in U.S. dollars. The Company has not engaged in hedging transactions to reduce its foreign currency exposure to such fluctuations; however, it may take action in the future to reduce its foreign exchange risk. Gains and losses from foreign currency remeasurements are included in “Other income, net” in the Consolidated Statements of Operations. The Company recorded foreign currency remeasurement gains or (losses) of $1.8 million, $(2.4) million, and $(0.6) million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. The net foreign currency remeasurement gain of $1.8 million in the fiscal year ended June 30, 2009 included a $2.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar against Taiwan’s currency.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments in treasury bills and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase.
Investments
At June 30, 2009 and 2008, the Company’s long-term investments were in privately-held companies and funds. These investments are included in “Other assets” in the Consolidated Balance Sheet and are primarily carried at cost. As of June 30, 2009 and 2008, the aggregate carrying value of all long-term investments was $2.1 million. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
At June 30, 2008, the Company’s investments in publicly traded equity securities were classified as available-for-sale. These investments were recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive loss, net of tax. The average method was used to determine the cost basis of publicly traded equity securities that were disposed of. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviewed several factors to determine whether the losses were other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During fiscal year ended June 30, 2009, the Company sold all its investments in publicly traded equity securities.
Fair Value of Financial Instruments
Currently, the Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. Pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”), the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.
Concentrations of Credit Risk and Other Risk
Financial instruments that potentially subject Trident to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. For the fiscal year ended June 30, 2009, the Company has not experienced any losses on its cash and cash equivalents.
A majority of the Company’s trade receivables are derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, sales to most of the Company’s customers were typically made on a prepaid or letter of credit basis while sales to some customers were made on open accounts. The Company performs ongoing credit evaluations of its newly acquired customers’ financial condition and generally requires no collateral to secure accounts receivable.
The Company’s products are manufactured primarily by two foundries including United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany. Historically, a relatively small number of customers have accounted for a significant portion of its revenues.
The Company relies upon two third-party foundries to manufacture its products in wafer form and other contract manufacturers for assembly and testing of its products. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. If this supplier fails to deliver the Company’s purchases on schedule, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if the Company has to change its source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both in the United States and overseas; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; the ability to safeguard patents and intellectual property in a rapidly evolving market; and the reliance on the wafer fabrication manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.
Inventories
Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Long-lived Assets
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms. The Company’s Shanghai office building is depreciated over a twenty year life. Construction in progress is not subject to depreciation until the asset is placed in service. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in income or loss from operations. Depreciation expense was $3.5 million, $2.5 million, and $1.5 million for fiscal years 2009, 2008, and 2007, respectively.
Amortizable Intangible Assets
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are carried at cost, net of accumulated amortization. Acquisition-related intangible assets with finite lives acquired in the purchase of the minority interest of Trident’s subsidiary, Trident Technologies, Inc., (“TTI”), are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The Company’s other acquisition-related intangible assets and purchased intangible assets with finite lives are amortized over their estimated useful lives of approximately three years using the straight-line method.
Management evaluates the recoverability of its identifiable intangible assets and long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in its stock price for a sustained period of time; and changes in its business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal year ended June 30, 2009, the management decided to put additional efforts on its SoC development rather than on set-top-box products or STB, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets at TMBJ, of which $0.6 million was recorded under “Cost of revenues”, and $0.4 million was recorded under “Selling, general and administrative”. In addition, the Company wrote off $1.7 million third-party purchased IP under “Research and development” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2009 due to change in business strategy associated with more focus on SoC development and a change in the use of certain assets due to the acquisition. Refer to Note 4, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements for detail.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Goodwill
The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is subject to an impairment test annually. The Company performs its annual goodwill impairment analysis in the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. Factors that the Company considers important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.
The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. As of June 30, 2009, the Company had two reporting units. One reporting unit, which carries all of the Company’s goodwill balance, was created as a result of the acquisition which occurred on May 14, 2009. In accordance with the guidance prescribed in SFAS 142, the Company has determined that the annual impairment test for this reporting unit will be performed during the fourth quarter of fiscal year 2010. As a result, no annual impairment test was performed on this goodwill balance as of June 30, 2009 and no interim indicators of impairment were deemed to be present.
Revenue Recognition
The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company records estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed its estimates.
A significant amount of the Company’s revenue is generated through its distributors under agreements allowing for pricing protection and/or rights of return. During fiscal years ended June 30, 2009, 2008, and 2007, approximately 76%, 49% and 48%, respectively, of revenues were recognized upon sales through distributors. Sales to distributors, which may be subject to rights of return and price protection, are deferred and only recognized when these rights expire or upon sale and shipment to the end user customers.
The Company records estimated reductions to revenue for customer incentive offerings in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. The Company accounts for rebates in accordance with Emerging Issues Task Force Issue, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”) and, as such, the Company accrues for 100% of the potential rebates and does not apply a breakage factor to accrued expenses and other liabilities.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-based Compensation
The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that share-based payments be recognized in its consolidated statements of operations based on their fair values and the estimated number of shares the Company ultimately expects will vest. In addition, the Company has applied certain of the provisions of the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin No. 107 (Topic 14), as amended, in its accounting for Statement 123(R). The Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. The fair value of the unvested portion of share-based payments granted prior to July 1, 2006 (the adoption date of Statement 123(R)) is recognized using the straight line expense attribution method, net of estimated forfeitures.
The Company records deferred tax assets for stock-based awards that result in deductions on its income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction.
Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenues.
Research and Development
Research and development costs are expensed as incurred. These costs primarily include employees’ compensation, consulting fees, software licensing fees and tape-out expenses.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, which requires that deferred tax assets and liabilities be recognized by using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.
The Company also has to assess the likelihood that it will be able to realize our deferred tax assets. If realization is not likely, the Company is required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates it will not ultimately realize. The Company believes that it will not ultimately realize a substantial amount of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets; our tax provision would decrease in the period in which the Company determined that the realization is probable.
In addition, the Company adopted Financial Accounting Standards Board or FASB Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 or FIN 48, and related guidance on July 1, 2007. Under FIN 48, the Company is required to make certain estimates and judgments in determining income tax expense for financial statement purposes. The calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because the Company is required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. The Company reevaluates these uncertain tax positions on a quarterly basis. This re-evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net Income (loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
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
Advertising Expense
Advertising costs are expensed when incurred.
Recent Accounting Pronouncements
In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting (“SFAS 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In May 2009, FASB issued SFAS No. 165, Subsequent Events (“FAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The disclosure requirement under this FSP is effective for its annual reporting for the fiscal year ending on June 30, 2009 and is included in Note 16, “Subsequent Events,” of Notes to Consolidated Financial Statements.
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for its interim reporting period ending on September 30, 2009.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for its annual reporting for the fiscal year ending on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not have a material impact on its consolidated financial position, results of operations and cash flows.
In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for its annual reporting for the fiscal year ending on June 30, 2009. The implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for its business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In August 2008 the U.S. Securities and Exchange Commission (“SEC”) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.
In May 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) to amend factors a company should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141 and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. The Company will adopt FSP 142-3 in the first quarter of fiscal year 2010 and the adoption of FSP 142-3 did not have a material impact on its consolidated financial position, results of operations and cash flows.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for its business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This SFAS amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This SFAS establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for its fiscal year beginning July 1, 2009. This SFAS is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.
2. INVESTMENTS
The following table summarizes the Company’s available-for-sale securities as of June 30, 2009 and 2008:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Historical cost	Gains	Losses	Value
Short-term investments:
Marketable equity securities — as of June 30, 2009	$—	$—	$—	$—

Marketable equity securities — as of June 30, 2008	$26,756	$—	$(52)	$26,704

Short-term investments
United Microelectronics Corporation
On June 13, 2008, United Microelectronics Corporation (“UMC”) announced a cash dividend of NT$0.75 per common share and a stock dividend of NT$0.45 per common share to its shareholders of record on August 16, 2008. The Company received a $1.2 million cash dividend and 2.3 million shares of stock dividend on September 12, 2008. During the fiscal year ended June 30, 2009, the Company recorded the $1.2 million cash dividend in “Other income, net” in its Consolidated Statement of Operations. In connection with the stock dividend received, the Company reduced the historical unit cost per share of UMC stock that it owned.
As the fair value of UMC’s stock price continued to decrease during the first quarter of fiscal year ended June 30, 2009, the $0.7 million fair value of the 2.3 million shares of UMC received as a stock dividend on September 12, 2008, was lower than the adjusted historical cost. The Company reviewed its investment in UMC in accordance with SFAS No. 115, Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, and FSP SFAS 115-1 and 124- 1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment was “temporary” or “other-than-temporary.” The Company determined that the $0.4 million difference between the fair value and the historical cost of the UMC investment represented an other-than-temporary impairment and therefore recorded the amount as an “Impairment loss on short-term investments” in its Consolidated Statement of Operations for the fiscal year ended June 30, 2009.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the fiscal year ended June 30, 2009, the Company sold all of its 52.5 million shares of UMC common stock for net proceeds of $17.2 million and recorded a loss on sale of approximately $9.0 million under “Loss on sale of short-term investments” in its Consolidated Statement of Operations. Among the 52.5 million shares of UMC common stock sold, 2.3 million shares were related to the stock dividend received on September 12, 2008.
3. BALANCE SHEET COMPONENTS

	June 30,
(Dollars in thousands)	2009	2008
Cash and cash equivalents:
Cash	$48,712	$37,295
U.S. Treasuries	111,773	—
Certificates of deposit	27,452	43,582
Money market funds	—	132,419

Total cash and cash equivalents	$187,937	$213,296

Inventories:
Work in process	$4,935	$4,170
Finished goods	1,893	4,510

Total inventories	$6,828	$8,680

Property and equipment, net:
Building and leasehold improvements	$19,467	$18,738
Machinery and equipment	15,454	8,773
Software	3,925	3,319
Furniture and fixtures	2,277	1,465
Construction in progress	—	103

	41,123	32,398
Accumulated depreciation and amortization	(13,536)	(8,973)

Total property and equipment, net	$27,587	$23,425

Accrued expenses and current liabilities:
Compensation and benefits	$4,449	$5,927
Contingent liabilities on certain option modifications (1)	4,336	4,336
Professional fees	2,687	1,572
Royalties	796	1,014
Deferred revenues less cost of revenues	344	1,274
Others	6,934	7,400
Prior software usage (2)	—	1,387

Total accrued expenses	$19,546	$22,910

(1)	See Note 8, “Employee Stock Plans,” of Notes to Consolidated Financial Statements

(2)	See Note 6, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
The following table presents goodwill balances and the movements during the years ended June 30, 2009 and 2008:

(In thousands)
Balance as of June 30, 2007	$—
Goodwill acquired	1,432

Balance as of June 30, 2008	$1,432
Goodwill acquired	7,708
Impairment charge	(1,432)

Balance as of June 30, 2009	$7,708

Goodwill acquired during the fiscal year ended June 30, 2009 represents the goodwill of $7.7 million related to the acquisition of selected assets from Micronas, refer to Note 11 “Business Combination” of the Notes to Consolidated Financial Statements for detail.
During the fiscal year ended June 30, 2009, the Company evaluated the viability of its STB business in China, including STB products under development by TMBJ, and determined that continuing this business would not be consistent with the Company’s current DTV market strategy. The Company’s decision to no longer allocate resources to the Chinese STB business was made concurrently with the decision to acquire certain product lines from Micronas. It was determined that these resources would instead be utilized to further penetrate the system-on-a-chip (“SoC”) market. As a result, no future revenues were expected to be generated from the Chinese STB business being developed by TMBJ. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with SFAS 142 as of March 31, 2009. Based on the results of the first step of the goodwill analysis, it was determined that TMBJ’s net book value exceeded its estimated fair value as there will be no future revenues generated from the Chinese STB business. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of TMBJ and the sum of the fair value of the identified net assets results in the residual value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance at TMBJ and recognized a goodwill impairment charge of $1.4 million under “Goodwill impairment” in the Consolidated Statements of Operations for the fiscal year ended June 30, ended 2009.
The company has determined its reporting units based on the guidance in SFAS 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” The Company is still in the process of integrating the business lines acquired from Micronas; therefore, as of June 30, 2009, the Company has two reporting units. In accordance with SFAS 142, the Company is required to assign the goodwill to one or more reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. As a result, the Company assigned the entire amount of the goodwill to the reporting unit consisting of the product lines acquired from Micronas and will perform its annual goodwill impairment test within 12 months of the date of acquisition. When the integration of this business is complete, the Company may change its reporting structure which may impact the future impairment analysis and the allocation of goodwill. As of June 30, 2009, the Company had two reporting units. One reporting unit, which carries all of the Company’s goodwill balance, was created as a result of the acquisition which occurred on May 14, 2009. In accordance with SFAS 142, the Company has determined that the annual impairment test for this reporting unit will be performed during the fourth quarter of fiscal year 2010. As a result, no annual impairment test was performed on this goodwill balance as of June 30, 2009 and no interim indicators of impairment were deemed to be present.
Intangible assets and impairment
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS 144.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Acquisition-related intangible assets
During fiscal year ended June 30, 2009, the Company’s financial results and outlook continued to be challenged and constrained by the evolving market for its products and by its customers’ shifting market strategies, combined with a difficult macroeconomic environment. The Company performed an impairment analysis of the acquisition-related intangible assets at TMBJ and determined that the carrying amount of those intangible assets, primarily existing core technology and tradename, exceeded fair value by $0.4 million. In addition, in order to better support its focus on SoC development, the Company redeployed its TMBJ engineering resources and canceled its Chinese STB efforts. The Company performed the impairment analysis of the acquisition-related intangible assets by using the undiscounted projected future operating cash flows and determined that the remaining acquisition-related intangible assets associated with the acquisition of TMBJ were below the assets’ carrying value and recognized a $0.6 million impairment loss on acquisition-related intangible assets.
During the fiscal year ended June 30, 2009, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets at TMBJ, of which approximately $0.7 million related to acquisition-related developed and core technology was included as “Cost of revenues” and the remaining $0.3 related to tradename was included as “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2009. The Company will continue to monitor the acquisition-related intangible assets for impairment and make appropriate reductions in carrying value when called for based on an impairment analysis.
Third-party purchased intangible assets
During the fiscal year ended June 30, 2009, the Company had two key impairment indicators, which included a change in business strategy associated with more focus on SoC development and a change in the use of assets due to the acquisition of the FRC, DRX, and audio decoder product lines from Micronas. The Company performed an impairment analysis of its intangible assets and determined that its existing IP licenses which utilized demodulator technology were obsolete due to the acquisition of the demodulator technology from Micronas. Consequently, the Company wrote off $1.2 million related to the obsolete demodulator licenses under “Research and development”. Additionally, as stated above, the Company determined that continuing the Chinese STB would not be consistent with the Company’s current DTV market strategy. The Company’s decision to no longer allocate resources to the Chinese STB business was made concurrently with the decision to acquire certain product lines from Micronas. It was determined that these resources would instead be utilized to further penetrate the SoC market, and accordingly, the Company wrote off $0.5 million of the IP related to the Chinese STB business under “Research and development”. In total, the Company wrote off $1.7 million of purchased intangible assets related to the Chinese STB and the obsolete demodulator technology as a component of “Research and development” in the Consolidated Statement of Operations for the year ended June 30, 2009.
The carrying values of the Company’s amortized acquired intangible assets as of the fiscal years ended June 30, 2009 and 2008, respectively, are as follows:

	June 30, 2009			June 30, 2008
		Accumulated			Accumulated
		Amortization and			Amortization and
(Dollars in thousands)	Gross	Write-off	Net	Gross	Write-off	Net
Core and developed technologies	$28,646	$(21,382)	$7,264	$24,587	$(17,129)	$7,458
Customer relationships	2,521	(2,247)	274	2,521	(1,561)	960
Backlog	166	(19)	147	—	—	—
Tradename	14	(14)	—	14	(4)	10

Total	$31,347	$(23,662)	$7,685	$27,122	$(18,694)	$8,428

Amortization of core and developed technologies is recorded in net revenues, cost of revenues, and the amortization of customer relationships is included in selling, general and administrative expenses. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

(Dollars in thousands)	2009	2008	2007
Reported as:
Cost of revenues	$4,254	$5,138	$5,742
Selling, general and administrative	696	587	603
Net revenues	18	—	—

Total	$4,968	$5,725	$6,345

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2009, the Company estimates the future amortization expense of acquired intangible assets for fiscal years ended June 30, 2010, 2011, and 2012, to be as follows: $3.7 million, $2.5 million and $1.5 million, respectively.
5. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to known product warranty issues during fiscal years ended June 30, 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Accrued product warranty, beginning of fiscal year	$256	$800	$1,082
Charged to (reversal of) cost of revenues	(256)	(372)	1,171
Actual product warranty expenses	—	(172)	(1,453)

Accrued product warranty, end of fiscal year	$—	$256	$800

6. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2014. At June 30, 2009, future minimum lease payments under these non-cancelable operating leases for fiscal years ended June 30, 2010, 2011, and 2012 were as follows: $1.9 million, $1.4 million and $0.8 million, respectively. Rental expense for the years ended June 30, 2009, 2008, and 2007 was $1.5 million, $1.5 million, and $2.0 million, respectively.
Purchase Commitments
At June 30, 2009, the Company had purchase commitments in the amount of $19.9 million that were not included in the consolidated balance sheet at that date. Of this amount, $12.5 million represents purchase commitments by the Company from UMC and Micronas, its principal foundries, and $7.4 million represents purchase commitments by the Company for the intellectual properties and software licensing purchase. Among the $12.5 million inventory purchase commitments, $3.7 million and $8.7 million were from UMC and Micronas, respectively, and the remaining $0.1 million was from various vendors. Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Regulatory Actions
The Company is also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009. The Company has been cooperating with, and continues to cooperate with, inquiries from the SEC and DOJ investigations. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. The Company is unable to predict what consequences, if any, that any investigation by any regulatory agency may have.
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
Prior Software Usage
During April 2008, as a result of an internal review that the Company conducted, the Company determined that its use of certain third-party software in prior periods exceeded the levels of usage authorized under license agreements in effect for such periods. During the year, the Company negotiated new license agreements with the vendors in order to obtain the rights and authorizations necessary to meet its software usage requirements. During the year ended June 30, 2009, the Company determined that contracts had been negotiated with its software vendors to cover all of its current usage requirements. The Company is current with all licenses, and it is no longer probable that the Company would be expected to pay for the past usage. As a result of this determination, during the fiscal year ended June 30, 2009, the Company recorded a credit of $1.4 million to research and development expense in the Consolidated Statement of Operations. The Company currently has no remaining accrual associated with the issue on prior software usage.
General
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. For example, the Company is currently defending a patent infringement lawsuit brought by Gregory Bender, an individual, in the United States District Court for the Northern District of California. The lone patent asserted by Mr. Bender has expired. The Company believes that Mr. Bender’s claim for the past infringement lacks merit and intends to vigorously defend the lawsuit. While the Company cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s business, financial position, results of operation or cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. STOCKHOLDERS’ EQUITY
Preferred Shares Rights
On July 24, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”). Pursuant to the Agreement, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, par value $0.001 (“Common Shares”) of the Company as of August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in Trident in the event of an unsolicited attempt by an acquirer to take over Trident, in a manner or terms not approved by the Board of Directors. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Preferred Stock of Trident at an exercise price of $16.67.
On July 23, 2008, the Board approved an amendment to the Original Rights Agreement pursuant to an Amended and Restated Rights Agreement dated as of July 23, 2008 (the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement (i) extended the Final Expiration Date, as defined in the Original Rights Agreement, through July 23, 2018; (ii) adjusted the number of shares of Series A Preferred Stock (“Preferred Shares”) issuable upon exercise of each Right from one one-hundredth to one one-thousandth; (iii) changed the purchase price (the “Purchase Price”) of each Right to $38.00; and (iv) added a provision requiring periodic evaluation (at least every three years after July 23, 2008) of the Amended and Restated Rights Agreement by a committee of independent directors to determine if maintenance of the Amended and Restated Rights Agreement continues to be in the best interests of the Company and its stockholders.
Comprehensive Income (Loss)
Under SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Accumulated other comprehensive income (loss), as presented in the accompanying Consolidated Balance Sheet, consists of the unrealized gains and losses on available-for-sale investments.
8. EMPLOYEE BENEFIT PLANS
Equity Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of June 30, 2009, the Company made awards under two equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”). The Company has also adopted the 2001 Employee Stock Purchase Plan; however purchases under this plan have been suspended. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.
In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Tridents’ Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 4,350,000 shares to 8,350,000 shares, which was subsequently approved in a special stockholders’ meeting on May 16, 2008. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that share-based payments be recognized in its consolidated statements of operations based on their fair values and the estimated number of shares the Company ultimately expects will vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008, and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), the Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.
Valuation Assumptions
The Company values its stock-based payment awards granted using the Black-Scholes model, except for the performance-based restricted stock award with a market condition granted under the 2006 Plan during the fiscal year ended June 30, 2008, for which the Company elected to use a Monte Carlo valuation methodology to value the award.
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
For the fiscal years ended June 30, 2009, 2008, and 2007, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended
	June 30,
	2009	2008	2007

Expected terms (in years)	3.94	4.20	4.25
Volatility	62.68%	52.25%	61.92%
Risk-free interest rate	2.83%	3.97%	4.77%
Expected dividend rate	—	—	—
Weighted average fair value	$1.27	$5.04	$10.65
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of option by employees. The Company uses historical volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107 because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of options to purchase Trident common stock. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008, and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis, if necessary.
Stock-Based Compensation Expense
The following table summarizes the impact of recording stock-based compensation expense under SFAS 123(R) for the fiscal years ended June 30, 2009, 2008, and 2007. The Company has not capitalized any stock-based compensation expense in inventory for the fiscal years ended June 30, 2009, 2008, and 2007 as such amounts were immaterial.

	Year Ended June 30,
(Dollars in thousands)	2009	2008	2007
Cost of revenues	$587	$763	$896
Research and development	7,539	12,418	8,901
Selling, general and administrative	4,547	15,424	5,810

Total stock-based compensation expense	$12,673	$28,605	$15,607

During fiscal year ended June 30, 2009, total stock-based compensation expense recognized in loss before taxes was $12.7 million and there was no recognized tax benefit. During the fiscal years ended June 30, 2008 and 2007, total stock-based compensation expense recognized in income before taxes were $28.6 million and $15.6 million, respectively, and there was no recognized tax benefit for fiscal year ended June 30, 2008, and the related recognized tax benefit was $1.7 million for the fiscal year ended June 30, 2007. Among the $15.4 million selling, general and administrative expenses for the fiscal year ended June 30, 2008, $4.3 million was related to the contingent liability under SFAS No. 5, Accounting for Contingencies as discussed below in “Modification of Certain Options.”

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s stock option activities for the fiscal years ended June 30, 2007, 2008, and 2009:

		Options Outstanding
	Shares Available for		Weighted Average
(Shares in thousands, except per share amounts)	Grant	Number of Shares	Exercise Price
Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(622)	—	—
Restricted stock granted (1)	(380)	—	—
Options granted	(1,553)	1,553	20.17
Options exercised	—	(541)	1.49
Options canceled	804	(804)	8.34

Balance at June 30, 2007	3,584	9,802	$6.82
Options increase under 2006 Plan	4,000
Plan shares expired	(594)	—	—
Restricted stock granted (1)	(1,273)	—	—
Restricted stock cancellation (1)	192	—	—
Options granted	(1,870)	1,870	10.60
Options exercised	—	(2,778)	2.01
Options cancelled, forfeited or expired	1,369	(1,369)	10.58

Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(594)	—	—
Restricted stock granted (1)	(1,512)	—	—
Restricted stock cancellation (1)	424	—	—
Options granted	(1,859)	1,859	2.57
Options exercised	—	(1,062)	1.23
Options cancelled, forfeited or expired	1,454	(1,454)	9.90

Balance at June 30, 2009	3,321	6,868	$8.21

Vested and expected to vest at June 30, 2009		6,628	$8.28

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
At June 30, 2009, 2008, and 2007, the total number of stock options exercisable was approximately 3,412,000, 3,817,000 and 4,879,000, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the fiscal years ended June 30, 2009, 2008, and 2007, the total pre-tax intrinsic value of stock options exercised was $2.2 million, $6.1 million, and $11.2 million, respectively. The following table summarizes information about the Company’s stock options outstanding and exercisable at June 30, 2009 (in thousands except per share data):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average		Weighted
	Number of	Contractual Term	Exercise	Number of	Average
Range of Exercise Prices	Shares	(in Years)	Price	Shares	Exercise Price

$0.78 – $1.69	1,840	5.3	$1.16	1,515	$1.12
$1.70 – $5.22	1,830	8.6	$3.18	270	$4.55
$5.34 – $15.23	1,834	7.1	$11.45	894	$11.56
$15.34 – $28.15	1,364	7.5	$20.15	733	$20.15

Total	6,868	7.1	$8.21	3,412	$8.22

The aggregate intrinsic value of options outstanding at June 30, 2009 was $1.1 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the $1.74 per share closing price of Trident’s common stock on June 30, 2009, which would have been received by the option holders had all option holders exercised and sold their options on that date.
The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at June 30, 2009 was $1.1 million and 7.0 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at June 30, 2009 was $0.9 million and 5.7 years, respectively. The aggregate intrinsic value is calculated based on the closing price of Trident’s common stock for all in-the-money options on June 30, 2009.
As of June 30, 2009, there was $14.3 million of total unrecognized compensation cost related to stock options granted under all Employee Benefit Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for Trident’s restricted stock awards, or RSAs, and restricted stock units, or RSUs, for the fiscal years ended June 30, 2007, 2008, and 2009, respectively:

		Weighted Average
		Grant-Date Fair
(Shares in thousands, except per share amounts)	Shares	Value per Share
Nonvested balance at June 30, 2006	—	$—
Granted	275	19.98
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2007	275	$19.98
Granted	923	12.20
Vested	(50)	19.64
Forfeited	(140)	13.92

Nonvested balance at June 30, 2008	1,008	$13.71
Granted	1,096	3.33
Vested	(247)	3.85
Forfeited	(307)	10.86

Nonvested balance at June 30, 2009	1,551	$7.02

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Both RSAs and RSUs typically vest over a three year period or a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA award of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan during fiscal year ended June 30, 2008. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.
The fair value of the restricted performance shares with market and service conditions was estimated at the grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During each of the fiscal years ended June 30, 2009 and 2008, stock-based compensation expense of $0.4 million and $0.3 million, respectively, was recorded for these restricted performance shares because of service conditions being met. As of June 30, 2009, none of these performance-based RSAs were vested.
As of June 30, 2009, there was $10.4 million of total unrecognized compensation cost related to RSAs granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.
Employee 401(k) Plan
The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) - a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.
Participants can contribute from 1% to 25% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation (for those employees with one or more years of service with the Company). The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not exceed the lesser of 50% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.1 million for each of the fiscal years ended June 30, 2009, 2008 and 2007.
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
Modification of Certain Options
Extended Exercise
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the registration statement on Form S-8 covering issuances under the 2006 Plan, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the second quarter of fiscal year ended June 30, 2008. On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the fiscal year ended June 30, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above, and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations as of that date.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contingent Liabilities
As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price as of June 30, 2009 was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with SFAS 5, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets as of June 30, 2009 and 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the year ended June 30, 2008.
Changing Employment Status from Employee to Consultant
On February 28, 2008, the Company entered into a Resignation and Consulting Agreement and General Release of Claims (the “Consulting Agreement”) with Dr. Jung-Herng Chang, its former President, who resigned effective February 26, 2008 (the “Resignation Date”). Pursuant to the terms of the Consulting Agreement, during the period from the Resignation Date through February 28, 2009 (the “Consulting Period”), Dr. Chang agreed to make himself available upon request of the Company’s Chief Executive Officer to provide consulting services to the Company, and in return, the Company agreed to pay Dr. Chang a consulting fee of $25,000 per month, and continue his group health insurance coverage under COBRA. In addition, the period of exercisability of certain vested stock options held by Dr. Chang was extended through the last day of the Consulting Period, although no additional vesting was granted. In addition, the Company paid Dr. Chang an additional sum of $8,333 per month for each month during the Consulting Period during which Dr. Chang did not provide any work, services, or assistance to any person or entity that is in any way involved in the manufacture, sale, distribution, or development of any products, technologies, or services that are (a) substantially similar to any products, technologies, or services that are manufactured, sold, distributed or under development by the Company, or (b) reasonably understood in the marketplace to compete with any products, technologies, or services that are manufactured, sold, distributed or under development by the Company. The incremental stock-based compensation expense related to the extension of the period during which Dr. Chang was able to exercise his vested options was immaterial for the fiscal year ended June 30, 2008. Dr. Chang did not provide any consulting services to the Company after February 28, 2009.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES
The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not recognize any material additional liability as a result of the implementation of FIN 48. The Company’s unrecognized tax benefits at June 30, 2009 relate to various domestic and foreign jurisdictions. A reconciliation of the amount of unrecognized tax benefits from July 1, 2008 through June 30, 2009 and from July 1, 2007 to June 30, 2008 is as follows:

	Years Ended June 30,
(Dollars in thousands)	2009	2008
Balance at beginning of year	$42,987	$40,708
Increases related to current year tax positions	4,486	3,093
(Decreases) increases related to prior year tax positions	(4,767)	1,515
Expiration of the statute of limitations for the assessment of taxes	(340)	(2,329)

Balance at end of year	$42,366	$42,987

Included in the unrecognized tax benefits of $42.4 million at June 30, 2009 was $22.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. In addition, the amounts associated with the interest and penalties for fiscal years ended June 30, 2008 and 2009 are immaterial.
The Company has substantially concluded all U.S. federal and material state income tax matters for years through fiscal year ended June 30, 1998 and fiscal year ended June 30, 2000, respectively. Substantially all material foreign income tax matters have been concluded through calendar year 2002. Over the next twelve months, the Company does not anticipate any material change to the balance of gross unrecognized tax benefits.
On September 3, 2009, one of the foreign jurisdictions in which the Company operates, published a new legislation that would change the computation of income attributable to that jurisdiction. This may reduce the Company’s unrecognized tax benefits under FIN 48. The Company is currently evaluating the impact of this new legislation on its consolidated financial position, results of operations and cash flows.
Income before provision for income taxes and cumulative effect of change in accounting principle is as follows:

	Year Ended June 30,
(Dollars in thousands)	2009	2008	2007

United States	$(20,374)	$(34,419)	$(20,358)
Foreign	(44,345)	53,370	67,339

	$(64,719)	$18,951	$46,981

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
(Dollars in thousands)	2009	2008	2007
Current:
Federal	$181	$311	$180
State	1	1	2
Foreign	5,268	9,209	15,312

	$5,450	$9,521	$15,494

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	63	(722)	1,179

	63	(722)	1,179

	$5,513	$8,799	$16,673

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The deferred income tax assets (liabilities) are comprised of the following:

	June 30,
(Dollars in thousands)	2009	2008
Deferred income tax assets:
Research and development credits	$13,557	$12,709
Net operating loss carryforwards	5,665	2,743
Capital loss	9,424	—
Reserves and accruals	733	2,945
Other	5,091	5,435

Deferred income tax assets	34,470	23,832
Valuation allowance	(30,010)	(20,820)

Deferred income tax assets, net	4,460	3,012
Total deferred income tax liabilities:
Amortization	—	(198)
Unremitted earnings of foreign subsidiaries	(3,981)	(2,220)

Total deferred income tax liabilities	(3,981)	(2,418)

Net deferred income tax assets	$479	$594

As of June 30, 2009, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $157 million and $137 million, respectively. Federal and state net operating losses will begin to expire in fiscal year ending 2015 and 2013, respectively. Federal and state tax credit carryforwards were $12 million and $10 million, respectively. Federal tax credits will begin to expire in fiscal year ending 2017. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance relates to research and development credits, net operating loss carryforwards, reserves and accruals and other for which the Company believes realization is uncertain.
In fiscal 2006, the Company chose to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards due to a change in presentation as a result of the adoption of SFAS No. 123(R). In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. As of June 30, 2009, the Company’s non-recognized deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions was $33 million. Such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.
The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Year Ended June 30,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	7.0	11.7	5.8
Research and development credit	1.2	(3.5)	1.4
Foreign rate differential	(32.2)	(53.8)	(15.1)
Valuation allowance	(28.7)	19.7	8.0
Permanent differences	7.4	35.7	0.2
Other	1.8	1.6	0.2

Effective income tax rate	(8.5)%	46.4%	35.5%

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company has provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings of approximately $34 million as of June 30, 2009. No material provision has been made for taxes that might be payable upon remittance of the Company’s non-U.S. subsidiaries’ undistributed earnings of approximately $140 million as of June 30, 2009, which are indefinitely reinvested in foreign operations.
10. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of net basic and diluted net income per share:

	Year Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2007
Net income (loss)	$(70,232)	$10,152	$30,118

Shares used in computing basic per share amounts	62,535	59,367	57,637
Dilutive potential common shares	—	3,384	5,743

Shares used in computing diluted per share amounts	62,535	62,751	63,380

Net income (loss) per share:
Basic	$(1.12)	$0.17	$0.52

Diluted	$(1.12)	$0.16	$0.48

Potentially dilutive securities (1)	6,868	4,916	751

(1)	Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. The potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.
11. BUSINESS COMBINATIONS
Frame Rate Converter, Demodulator and Audio Decoder product lines of the Consumer Division of Micronas Semiconductor Holding AG
On May 14, 2009, the Company completed its acquisition of the selected assets of the FRC, DRX, and audio product lines of Micronas (the “Micronas Assets”). In connection with the acquisition, the Company issued 7.0 million shares of its common stock, representing approximately 10% of its outstanding common stock, and warrants to acquire up to 3.0 million additional shares of its common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.3 million. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. Under the purchase method of accounting, the total estimated purchase price, discussed below, is allocated to the net tangible and identifiable intangible assets of the Micronas Assets acquired in connection with the acquisition based on their estimated fair value as of the closing of the acquisition. The total estimated purchase price for the acquisition is as follows (in thousands):

Fair value of common stock	$10,668
Estimated acquisition-related costs	4,136
Fair value of common stock warrants	1,419
In-process research and development	697
Value added taxes	336
Cash paid in exchange for outstanding shares of Micronas Netherlands B.V.	10

Total estimated purchase price	$17,266

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of common stock issued in the acquisition was valued at $1.524 per share using an average of Trident’s closing share prices beginning two trading days before and ending two trading days after the acquisition was announced, which was March 31, 2009. The warrants were valued using the Black-Scholes option pricing model with the following inputs: volatility factor 68%, expected life of 5 years, risk-free interest rate of 1.98%, and a market value for Trident stock of $1.43 per share at the acquisition date, May 14, 2009.
Preliminary Estimated Purchase Price Allocation
The preliminary allocation of the purchase price of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was based on their estimated fair values. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change from the preliminary valuation. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Under the purchase method of accounting, the total purchase price was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents		$142
Accounts receivable		259
Other current assets		97
Property and equipment, net		4,818
Deferred tax assets		175
Liabilities assumed:
Accounts payable		(133)
Accrued liabilities		(366)
Above market lease liability		(356)

Net tangible assets acquired		4,636

Amortizable intangible assets acquired:	Estimated useful life
Core technology	3 years	4,059
Backlog	13 months	166
Goodwill	Indefinite	7,708
In-process research and development		697

Total estimated purchase price allocation		$17,266

Assets acquired and liabilities assumed in the acquisition as of May 14, 2009 were reviewed and adjusted, if required, to their estimated fair value. Existing technology consists of products that have reached technological feasibility. The Company valued the core technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the products that use the technology. Backlog valued at $0.2 million represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition. Backlog was valued using a DCF model. Of the total purchase price, $0.7 million has been allocated to in-process research and development (“IPR&D”) and was expensed during the fiscal year ended June 30, 2009. IPR&D relates to expense spent on masks and tools, which has no alternative future use, and was completed after the announcement date but prior to the closing date.
Of the total purchase price, $7.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The technology acquired in the acquisition will provide a greater diversity of products and enhanced research and development capabilities, which will allow the Company to pursue expanded market opportunities. These opportunities, along with the ability to leverage the existing workforce acquired in the acquisition, were the significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, goodwill is not amortized but will be reviewed at least annually for impairment or more frequently if certain triggering events occur. In the event that management determines the value of goodwill has become impaired, the Company will incur an expense in the amount of the impairment during the fiscal quarter in which the determination is made. See Note 4, “Goodwill and Intangible Assets,” of Notes to the Consolidated Financial Statements for additional details.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Goodwill and amortization of intangibles are not tax deductible. The estimated future amortization expense of the Company’s purchased finite-lived intangible assets acquired is as follows (amounts in thousands):

Years Ended June 30,	Amount
2010	$1,501
2011	1,353
2012	1,184
Unaudited Pro Forma Financial Information
The following table summarizes unaudited pro forma financial information for fiscal years ended June 30, 2009 and 2008 assuming the business combination had been consummated at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

	Year Ended June 30,
	2009	2008
Pro forma net revnues	$197,604	$430,998
Pro forma net income (loss)	(91,928)	(12,402)
Pro forma net income (loss) per share
- basic	(1.32)	(0.19)
- diluted	(1.32)	(0.19)
Beijing Tiside Electronics Design Co., Ltd.,
On March 4, 2008, the Company acquired a 100% ownership interest in Tiside, which had been a privately held software company located in Beijing, China, for $1.9 million in cash. Following the acquisition, Tiside was renamed as Trident Microsystems (Beijing) Co. Ltd. (“TMBJ”). Total acquisition-related costs incurred were approximately $0.1 million. TMBJ designs cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or DTV sets. Pro forma results of operations have not been presented because the acquisition was not material to the prior period consolidated financial statements. Of the total purchase price, approximately $1.4 million was allocated to goodwill, and approximately $1.3 million and $(0.7) million were allocated to identifiable intangible assets and net liabilities, respectively. The valuation method used by the Company was the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of the acquisition was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill.
All of the Company’s identifiable intangible assets from the acquisition, including backlog, the core and developed technology acquired and the customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. The weighted average useful lives of acquired intangibles are approximately 5-6 years for core technology, 7-8 years for customer relationships, and approximately 1.0 year for backlog. See Note 4, “Goodwill and Intangible Assets,” of Notes to the Consolidated Financial Statements for additional details.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. FAIR VALUE REMEASUREMENTS
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2009 and 2008:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

U.S. Treasury (1)	$111,773	$111,773	—	—
Certificates of deposit (1)	27,452	27,452	—	—

Total cash equivalents as of June 30, 2009	$139,225	$139,225	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Consolidated Balance Sheet.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Money market funds (1)	$132,419	132,419	—	—
Certificates of deposit (1)	43,582	43,582	—	—

Total cash equivalents as of June 30, 2008	$176,001	$176,001	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Consolidated Balance Sheet.
13. RESTRUCTURING
On October 27, 2008, the Company announced a restructuring plan designed to improve operational efficiency and financial results. These restructuring activities have resulted in charges primarily related to employee severance and benefit arrangements. Under the restructuring plan, the Company incurred restructuring charges of approximately $0.8 million, which were recorded under “Restructuring charges” in its Consolidated Statement of Operations for fiscal year ended June 30, 2009, and all of which were cash expenditures. Under the restructuring plan, all restructuring activities were fully completed and associated restructuring costs have been paid as of June 30, 2009.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media business segment designs, develops and markets integrated circuits for digital media applications, such as digital television and liquid crystal display, or LCD, television.
Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Years Ended June 30,
(Dollars in thousands)	2009	2008	2007

Revenues:
Japan	$41,615	$91,306	$91,721
Europe	13,841	53,801	17,421
Asia Pacific	14,061	32,618	45,725
South Korea	5,819	79,608	115,513
Americas	425	605	415

Total revenues	$75,761	$257,938	$270,795

The Company’s long-lived assets are located in the following countries:

	June 30,
(Dollars in thousands)	2009	2008
Long-lived assets:
China	$21,733	$21,265
Europe	3,881	—
Americas	1,399	1,749
Taiwan	519	411
Asia Pacific	55	—
Total	$27,587	$23,425
Major Customers
The following table shows the percentage of the Company’s revenues during the years ended June 30, 2009, 2008, and 2007 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	2009	2008	2007
Revenue:
Midoriya	38%	28%	25%
Sharp	11%	*	*
Philips	10%	19%	*
Samsung	*	29%	41%

*	Less than 10% of net revenues.
As of June 30, 2009, the Company had a high concentration of accounts receivable with one customer, Samsung, which accounted for 13% of the gross accounts receivable.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. RELATED PARTY TRANSACTIONS
As discussed in Note 11, “Business Combination” of Item 8 above, due to the acquisition of the Micronas Assets, the Company issued 7.0 million shares of common stock and warrants to purchase up to an additional 3.0 million shares of common stock to Micronas, and Micronas became the owner of approximately 10% of the outstanding common stock of the Company. In connection with the acquisition of the Micronas Assets, the Company entered into the following related agreements with Micronas on or after May 14, 2009.
•	On May 14, 2009, the Company entered into a Service Level Agreement or (“SLA”) with Micronas. Under the SLA, Micronas agreed to provide to the Company specified transition services and support, including intellectual property transitional services for a limited period of time to assist the Company in achieving a smooth transition of the acquired products and product lines. The transition services include certain manufacturing design, maintenance and support services, sales of inventory and newly-manufactured products and certain finance and administration, IT, infrastructure, warehousing and similar services, to be provided pursuant to specified service level agreements. Moreover, on May 14, 2009, the Company entered into an exclusive Distributor Agreement with Micronas. Under the Distributor Agreement, Micronas served as the exclusive supplier and OEM to the Company on the FRC, DRX, and Audio Decoder product lines from May 15, 2009 to June 15, 2009. As of June 30, 2009, the outstanding accounts payable to Micronas was $5.5 million, and the outstanding accounts receivable from Micronas was $5.3 million.
•	On May 14, 2009, the Company entered into a Cross License Agreement (the “Cross License”) with Micronas, pursuant to which Micronas has granted to the Company a royalty-free, perpetual, irrevocable, fully assignable and transferable worldwide license, including the right to sublicense, to patents that are relevant to, but not exclusive to, the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. Ownership of these patents remains with Micronas following completion of the acquisition. The license is exclusive for the first three years, subject to certain exceptions, and is non-exclusive thereafter. The Company has granted to Micronas a royalty-free, perpetual, irrevocable, non-exclusive, fully assignable and transferable worldwide license, including the right to sublicense, to patents exclusively relevant to the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. During the first three years, the license granted by the Company to Micronas is limited to use for products that are not a DRX, Audio or FRC Product. Following this three year period, Micronas may use the licensed rights on any product.
•	On May 14, 2009, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Micronas, setting forth specified registration rights associated with the shares, including demand and piggyback registration rights, restrictions on transfer of the Shares and provides Micronas certain pre-emptive rights to acquire additional shares of its Common Stock. Under the Stockholders Agreement, Micronas has agreed to vote the Shares in support of acquisition proposals approved by the disinterested members of its Board of Directors, and together with the recommendation of the disinterested members of the Board of Directors on other stockholder proposals, and Micronas ability to engage in certain solicitations and activities encouraging support for or against proposals inconsistent with its voting agreements is restricted.
•	On May 14, 2009, the Company and Micronas entered into a lease agreement. Micronas agreed to sublease 17,000 square footage of the office spaces located in Munich, Germany to the Company. The Company is currently using the office spaces for general and administration, research and engineering services. The lease expires on May 31, 2012. For detail, please refer to Item 2 Properties of this Annual Report on Form 10-K.
16. SUBSEQUENT EVENT
On July 27, 2009, the Company announced its plans to eliminate approximately 70 employees or approximately 10 percent of its worldwide workforce, which followed its announcement in October 2008 of a global workforce reduction of approximately 15%. The Company is undertaking a number of cost reduction activities, including workforce reductions and termination of lease agreement, in an effort to lower its quarterly operating expense run rate in response to the current demand environment. The Company expects to incur pre-tax restructuring charges of approximately $1.5 million, primarily for employee-related costs.
On September 3, 2009, one of the foreign jurisdictions in which the Company operates, published a new legislation that would change the computation of income attributable to that jurisdiction. This may reduce the Company’s unrecognized tax benefits under FIN 48. The Company is currently evaluating the impact of this new legislation on its consolidated financial position, results of operations and cash flows.
The Company evaluated subsequent events through September 11, 2009, the date this Annual Report on Form 10-K was filed with the SEC.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2009 and 2008.

	Fiscal 2009
	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
	(1)		(2)	(3)
Net revenues	$34,782	$19,215	$6,852	$14,912	$75,761

Gross profit	$12,075	$6,170	$461	$4,622	$23,328

Net loss	$(17,969)	$(14,584)	$(16,604)	$(21,075)	$(70,232)

Net loss per share — Basic:	$(0.29)	$(0.24)	$(0.27)	$(0.32)	$(1.12)

Net loss per share — Diluted:	$(0.29)	$(0.24)	$(0.27)	$(0.32)	$(1.12)

Shares used in computing net loss per share — Basic	61,152	61,612	61,829	65,565	62,535

Shares used in computing net loss per share — Diluted	61,152	61,612	61,829	65,565	62,535

(1)	Includes $9.0 million loss on sale of UMC investment that was recorded in the quarter ended September 30, 2008. See “United Microelectronics Corporation” under Note 2, “Investments,” of Notes to Consolidated Financial Statements.

(2)	Includes $1.4 million goodwill impairment that was recorded in the quarter ended March 31, 2009. See “Goodwill and impairment” under Note 4, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements.

(3)	Includes $1.7 million third-party purchased intangible assets that were recorded in the quarter ended June 30, 2009. See “Third-party purchased intangible assets” under Note 4, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fiscal 2008
	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
	(1)	(2)		(3)
Net revenues	$88,174	$74,984	$55,284	$39,496	$257,938

Gross profit	$42,166	$35,788	$25,312	$16,760	$120,026

Net income (loss)	$10,059	$7,250	$(227)	$(6,930)	$10,152

Net income (loss) per share — Basic:	$0.17	$0.12	$(0.00)	$(0.11)	$0.17

Net income (loss) per share — Diluted:	$0.16	$0.12	$(0.00)	$(0.11)	$0.16

Shares used in computing net income (loss) per share — Basic	58,851	59,269	59,369	60,390	59,367

Shares used in computing net income (loss) per share — Diluted	63,605	62,747	59,369	60,390	62,751

(1)	Includes $4.9 million of stock-based compensation expense recorded in the quarter ended September 30, 2007 related to certain stock option modifications. See “Modification of Certain Options” under Note 8, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements.

(2)	Includes $3.7 million of stock-based compensation expense recorded in the quarter ended December 31, 2007 related to the decision of the Company’s Special Litigation Committee not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. See “Modification of Certain Options” under Note 8, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements.

(3)	Includes a $6.5 million impairment charge for loss on UMC investment that was recorded in the quarter ended June 30, 2008. See “United Microelectronics Corporation” under Note 2, “Investments and Related Party Transactions,” of Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Trident Microsystems, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Frame Rate Converter, Demodulator and Audio product lines of Micronas Semiconductor Holding AG, Zürich/Switzerland (the “Micronas Assets”) from its assessment of internal control over financial reporting as of June 30, 2009 because it was acquired by the Company in a purchase business combination during the year ended June 30, 2009. We have also excluded the Micronas Assets from our audit of internal control over financial reporting. The total assets and total revenues of the Micronas Assets represent approximately 3% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.
/s/ PricewaterhouseCoopers LLP
San Jose, California
September 11, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, the end of the period covered by this Annual Report on Form 10-K.
The internal control over financial reporting at the Frame Rate Converter, Demodulator and Audio product lines of Micronas Semiconductor Holding AG, Zürich/Switzerland (the “Micronas Assets”) was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 because it was acquired in a purchase business combination consummated during May 2009. The total assets and total revenues acquired in the acquisition of the Micronas Assets represent approximately 3% and 6%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2009.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2009 did not include an evaluation of the internal control over financial reporting of the Micronas Assets. We excluded the Micronas Assets from our assessment of internal control over financial reporting as of June 30, 2009 because it was acquired in a purchase business combination consummated during May 2009. The total assets and total revenues acquired in the acquisition of the Micronas Assets represent approximately 3% and 6%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2009.
The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about the Members of the Board of Directors
The information required by Item 401, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included in the Trident Microsystems Inc. Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of Trident’s fiscal year end of June 30, 2009 (the “Proxy Statement”) and is incorporated herein by reference.
Information about the Executive Officers
As of September 11, 2009, our executive officers, who were elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position

Sylvia Summers Couder	56	Chief Executive Officer and President
Pete J. Mangan	49	Senior Vice President and Chief Financial Officer
Dr. Hungwen Li	58	Senior Vice President and Chief Marketing Officer
David L. Teichmann	53	Senior Vice President, General Counsel and Corporate Secretary
Christophe Chene (1)	43	Senior Vice President of Worldwide Sales
Dr. Donna M. Hamlin	55	Vice President, Human Resources and Administration
Uri Kreisman (2)	43	Vice President of Worldwide Operations
Richard H. Janney (3)	51	Vice President and Corporate Controller

(1)	Mr. Chene joined effective January 20, 2009.

(2)	Mr. Kreisman joined effective November 12, 2008.

(3)	Mr. Janney joined effective July 31, 2009.
Sylvia Summers Couder joined Trident in October 2007. Previously, she was Executive Vice President, Consumer Smart Card and Industrial Division of Spansion, Inc., a leading Flash memory solutions provider, from September 2005 until September 2007. Ms. Couder was Senior Vice President and General Manager of the Embedded Memory Division of Spansion from March 2004 until September 2005, and from July 2003 through March 2004 she was Spansion’s Vice President and General Manager of the Embedded Media Memory Division. Prior to joining Spansion, from March 2003 through July 2003, Ms. Couder served as Vice President and General Manager of the embedded business unit for Advanced Micro Devices’ Memory Products business. Prior to joining Advanced Micro Devices, from August 2001 until May 2002, Ms. Couder served as President and Chief Executive Officer of Silvan Networks. Ms. Couder served as Group Vice President and General Manager for the Public Access Management Network Services Group at Cisco Systems from November 1999 until 2001. Ms. Couder was Vice President and General Manager of the Multi-Platform Group at Storage Technology Corporation from May 1997 until June 1999. She has also held senior-level management positions in systems businesses at Group Bull, Thomson CSF-RCM Division, and Matra Datasystems. She holds a B.S. degree in Electrical Engineering from Ecole Polytecnique Feminine in France and a M.S. degree in Electrical Engineering from the University of California at Berkeley.
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
Dr. Hungwen Li joined Trident in January 2007. Previously, he was the Chief Marketing Officer of Huahong International, a Shanghai-based IDM semiconductor company, from October 2005 to December 2006. Dr. Li served as General Manager, Vice President and CTO positions in Agilent’s semiconductor business from December 2002 to October 2005. From April 2000 to December 2002, Dr. Li was President and CEO of RedSwicth, a company he started and was acquired by Agilent. From 1991 to 2000, he was with HAL Computer Systems as General Manager and Vice President. He was with IBM Thomas J. Watson Research Center and Almaden Research Center from 1983 to 1991. He holds a B.S degree in Electrical Engineering from National Taiwan University, and a M.S. degree in Electrical Engineering and Ph.D. degree from the University of Pittsburgh.

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
Christophe Chene joined Trident in January 2009. Mr. Chene was at Xilinx, serving most recently as its Vice President, Global Business Development during 2008. From 2005 to 2008, he served first as Senior Director, Marketing and Applications in the General Products Division at Xilinx, and from 2007 to 2008 as Vice President and General Manager, Micro Scale Products Division at Xilinx. From 2002 to 2005, Mr. Chene served as Senior Director, Integrated Circuits Marketing at Sharp Microelectronics of the Americas. Prior to that, he was with Texas Instruments, Inc., serving as Director, Digital Control Systems Business Unit, DSP Group, from 2000 to 2002, and in a variety of marketing manager, product marketing engineer or application engineer positions at Texas Instruments from 1990 to 2000. Mr. Chene holds a Bachelor of Science degree in Automatic Control Electronics and Electronic Engineering from the Institut National Des Sciences Appliqués in Toulouse, France.
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
Uri Kreisman joined Trident in November 2008. Mr. Kreisman had a long career at Zoran Microelectronics, Ltd., serving most recently as its Senior Director of Operations from 2001 to October 2008. From 1996 to 2001, he served in a variety of engineering capacities at Zoran, including as a Product and Test Engineering Manager. From 1994 to 1996, Mr. Kreisman served as a Product Engineer for Tower Semiconductor, Ltd. in Israel. Mr. Kreisman holds a Bachelors of Science degree in Electrical Engineering and a Business Administration Diploma from the Israel Institute of Technology and a Bachelors of Science degree in Electrical Engineering from The Transport Institute, Leningrad, Russia.
Richard H. Janney joined Trident in July 2009. Mr. Janney has served as an independent financial consultant since June 2008, and has consulted for Tridentsince December 2008. From February 2007 to May 2008, he served as Vice President of Finance at Asyst Technologies, Inc., and from September 2006 to January 2007, he served as its Acting Chief Financial Officer. From August 2002 to March 2007, Mr. Janney served in a variety of positions at Jefferson Wells, most recently as Engagement Manager. He served in a variety of senior financial positions at ZeBU, Inc., G. Gund III and Cholestech Corporation and began his career as an Audit Manager at Price Waterhouse. Mr. Janney holds a Bachelor of Science degree in Accounting and Finance from California Polytechnic State University at San Luis Obispo.
Independence of the Board of Directors
The Board of Directors has determined that each of the current members of the Board of Directors is an independent director for purposes of the NASDAQ Marketplace Rules, other than Sylvia Summers Couder, who is also our Chief Executive Officer. The Board of Directors has determined the independence of the Directors by thoroughly reviewing the information provided by the Directors and our management concerning each Director’s business and personal activities as they may relate to the management team.
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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with during fiscal year ended June 30, 2009.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding beneficial ownership of our common stock, including the information required by Item 403 of Regulation S-K, is included in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management and related stockholder matters” and is incorporated herein by reference.
Equity Compensation Plan Information
We currently maintain two equity incentive plans that provide for the issuance of our common stock to officers, directors, employees and consultants. These plans consist of the 2006 Equity Incentive Plan (the “2006 Plan”), and the 2002 Stock Option Plan (the “2002 Plan”). In addition, we have adopted our 2001 Employee Stock Purchase Plan, which is currently suspended. Options to purchase our common stock remain outstanding under three equity incentive plans which have expired or been terminated: the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2009:

	A		B	B
	Number of			Number of securities
	securities to be		Weighted	remaining available for
	issued upon		average exercise	future issuance under
	exercise of		price of	equity compensation
	outstanding		outstanding	plans (excluding
	options, warrants		options, warrants	securities reflected in
Plan Category	and rights		and rights	column A)

Equity compensation plans approved by security holders	5,416,058	(1)	$8.43	3,321,035	(2)
Equity compensation plans not approved by security holders	1,451,803	(3)	$7.42	—

Total	6,867,861		$8.21	3,321,035

(1)	Includes 40,000 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 1,045,400 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan and 988,655 shares that are reserved and issuable upon exercise of options outstanding under the TT1 Plan, and 3,342,003 shares that are reserved and issuable upon exercise of options outstanding under the 2006 Plan.

(2)	Includes 861,266 shares reserved for future issuance under the 2002 Stock Option Plan, and 2,459,769 shares reserved for future issuance under the 2006 Stock Option Plan, which has already included the 1.38 ratio for restricted stock.

(3)	Consists of shares subject to options that are outstanding pursuant to the 1996 Plan, which plan was terminated on June 19, 2007.
Material Features of the 1996 Nonstatutory Stock Option Plan
As of June 30, 2009, we had reserved an aggregate of 1,452,000 shares of common stock for issuance under the 1996 Plan, which was terminated on June 19, 2007. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not our officers or directors, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of us with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan was not required to be and has not been approved by our stockholders.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

Page Number
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	82

Consolidated Statements of Operations — For the Years Ended June 30, 2009, 2008 and 2007	48

Consolidated Balance Sheets — As of June 30, 2009 and 2008	49

Consolidated Statements of Cash Flows For the Years Ended June 30, 2009, 2008 and 2007	50

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended June 30, 2009, 2008 and 2007	51

Notes to Consolidated Financial Statements	52

2. Financial Statement Schedules:

II — Valuation and Qualifying Accounts for each of the Years Ended June 30, 2009, 2008 and 2007	94

3. Exhibits:

Exhibit		Description
2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1		Restated Certificate of Incorporation.(2)

3.2		Certificate of Amendment of Restated Certificate of Incorporation.(3)

3.3		Amended and Restated Bylaws.(4)

3.4		Amendment to Article VIII of the Bylaws.(5)

3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		Specimen Common Stock Certificate.(7)

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

4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(22)

10.5	(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(9)

10.6	(*)	Form of the Company’s Employee Stock Purchase Plan.(9)

10.9	(*)	Summary description of the Company’s 401(k) plan.(9)

10.10	(*)	Form of Indemnity Agreement for officers, directors and agents.(9)

10.13	(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(9)

10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(10)

10.18	(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19	(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (12)

10.21	(*)	2006 Executive Bonus Plan (13)

10.22	(*)	2006 Equity Incentive Plan.(14)

10.23	(*)	Form of Agreements under the 2006 Equity Incentive Plan.(15)

10.24	(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(16)

10.25	(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(17)

10.26	(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources(17)

10.28	(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(18)

10.29		Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(19)

10.30	(*)	2009 Executive Bonus Plan(20)

10.31	(*)	Amended Form of Indemnity Agreement for officers and directors(20)

10.32	(*)	Offer Letter of Uri Kreisman, Vice President of Worldwide Operations.(21)

Exhibit		Description
10.33	(*)	Offer Letter of Christophe Chene, Senior Vice President, Worldwide Sales.(21)

10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(22)

10.35		Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(22)**

10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(22)

10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(22)

10.38	(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.

21.1		List of Subsidiaries.(23)

23.1		Consent of Independent Registered Public Accounting Firm (23)

24.1		Power of Attorney (Included on signature page)

31.1		Rule 13a — 14(a) Certification of Chief Executive Officer. (23)

31.2		Rule 13a — 14(a) Certification of Chief Financial Officer. (23)

32.1		Section 1350 Certification of Chief Executive Officer. (23)

32.2		Section 1350 Certification of Chief Financial Officer. (23)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003, and as further amended by exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(11)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(12)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

(14)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(15)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(16)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(17)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(19)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(21)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(22)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(23)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 11, 2009

TRIDENT MICROSYSTEMS, INC.
By:	/s/ Sylvia Summers Couder
Sylvia Summers Couder
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvia Summers Couder and Pete J. Mangan, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Glen M. Antle Glen M. Antle	Chairman of the Board of Directors	September 11, 2009

/s/ Sylvia Summers Couder Sylvia Summers Couder	Chief Executive Officer, President and Director (Principal Executive Officer)	September 11, 2009

/s/ Pete J. Mangan Pete J. Mangan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 11, 2009

/s/ Richard H. Janney Richard H. Janney	Vice President and Corporate Controller (Principal Accounting Officer)	September 11, 2009

/s/ Brian R. Bachman Brian R. Bachman	Director	September 11, 2009

/s/ David H. Courtney David H. Courtney	Director	September 11, 2009

/s/ Hans Geyer Hans Geyer	Director	September 11, 2009

/s/ J. Carl Hsu J. Carl Hsu	Director	September 11, 2009

/s/ Raymond K. Ostby Raymond K. Ostby	Director	September 11, 2009

Schedule II
TRIDENT MICROSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs or
		Balance at	Charged as a	Adjustments
Fiscal		Beginning of	Reduction (Credit) to	Charged to	Balance at
Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)
2009	Allowance for sales returns	$300	$(244)	$—	$56
2008	Allowance for sales returns	$1,101	$(801)	$—	$300
2007	Allowance for sales returns	$1,475	$(374)	$—	$1,101

		Balance at
Fiscal		Beginning of	Increase	Balance at End
Year	Description	Period	(decrease)	of Period
		(In thousands)
2009	Valuation allowance for deferred tax assets	$20,820	$9,190	$30,010
2008	Valuation allowance for deferred tax assets	$23,641	$(2,821)	$20,820
2007	Valuation allowance for deferred tax assets	$24,151	$(510)	$23,641

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

Exhibit		Description
2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

3.1		Restated Certificate of Incorporation.(2)

3.2		Certificate of Amendment of Restated Certificate of Incorporation.(3)

3.3		Amended and Restated Bylaws.(4)

3.4		Amendment to Article VIII of the Bylaws.(5)

3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		Specimen Common Stock Certificate.(7)

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

4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(22)

10.5	(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(9)

10.6	(*)	Form of the Company’s Employee Stock Purchase Plan.(9)

10.9	(*)	Summary description of the Company’s 401(k) plan.(9)

10.10	(*)	Form of Indemnity Agreement for officers, directors and agents.(9)

10.13	(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(9)

10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(10)

10.18	(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(11)

10.19	(+)	Form of 1996 Nonstatutory Stock Option Plan.(11)

10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA (12)

10.21	(*)	2006 Executive Bonus Plan (13)

10.22	(*)	2006 Equity Incentive Plan.(14)

10.23	(*)	Form of Agreements under the 2006 Equity Incentive Plan.(15)

10.24	(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(16)

10.25	(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(17)

10.26	(*)	Offer Letter of Donna Hamlin, Vice President, Human Resources(17)

10.28	(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(18)

10.29		Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(19)

10.30	(*)	2009 Executive Bonus Plan(20)

10.31	(*)	Amended Form of Indemnity Agreement for officers and directors(20)

10.32	(*)	Offer Letter of Uri Kreisman, Vice President of Worldwide Operations.(21)

10.33	(*)	Offer Letter of Christophe Chene, Senior Vice President, Worldwide Sales.(21)

Exhibit		Description
10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(22)

10.35		Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(22)**

10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(22)

10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(22)

10.38	(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.

21.1		List of Subsidiaries.(23)

23.1		Consent of Independent Registered Public Accounting Firm (23)

24.1		Power of Attorney (Included on signature page)

31.1		Rule 13a — 14(a) Certification of Chief Executive Officer. (23)

31.2		Rule 13a — 14(a) Certification of Chief Financial Officer. (23)

32.1		Section 1350 Certification of Chief Executive Officer. (23)

32.2		Section 1350 Certification of Chief Financial Officer. (23)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003, and as further amended by exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(11)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(12)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

(14)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(15)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(16)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(17)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(19)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(21)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

(22)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(23)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted for portions of this agreement.