Form 10-K/A
period 2009-06-30
TRIDENT MICROSYSTEMS INC
filed 2009-10-27
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
At September 30, 2009, the number of shares of the Registrant’s common stock outstanding was 70,514,503.

TRIDENT MICROSYSTEMS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Trident Microsystems, Inc. (“Trident”) for the fiscal year ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2009 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted.
In addition, we are amending Part II, Item 8, Financial Statements and Supplementary Data, as a result of an error in classification to reduce amounts reported as of June 30, 2009 as accounts receivable by approximately $5.3 million and increase by the same amount the reported prepaid expenses and other current assets. The correction of this error was considered to be immaterial as it did not result in any changes to the income statement, earnings per share or cash flows reported for the period, nor did the correction of the error result in any changes to the total current assets as originally reported. The consolidated financial statements, including the notes thereto and the opinion of our independent registered public accounting firm thereon, are refiled herewith in their entirety, and in connection with such filing, we have included a note 18 thereto, “Transaction with NXP” to include disclosure of our recently announced agreement with NXP B.V. to acquire selected assets and liabilities of NXP’s television systems and set-top box business lines. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment, a consent of our independent registered public accounting firm, and management’s report on internal control over financial reporting, which we have included in Part II, Item 9A.
Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 8.	Financial Statements and Supplementary Data.
TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
(In thousands, except per share data)	2009	2008	2007
Net revenues	$75,761	$257,938	$270,795
Cost of revenues	52,433	137,912	141,688

Gross profit	23,328	120,026	129,107
Operating expenses:
Research and development	53,016	52,608	40,970
Selling, general and administrative	29,617	48,598	47,993
Goodwill impairment	1,432	—	—
In-process research and development	697	—	—
Restructuring charges	810	—	—

Total operating expenses	85,572	101,206	88,963

Income (loss) from operations	(62,244)	18,820	40,144
Loss on sale of short-term investments	(8,940)	—	—
Impairment loss on short-term investments	(556)	(6,480)	—
Interest income	2,968	6,166	4,890
Other income, net	4,053	445	1,947

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(64,719)	18,951	46,981
Provision for income taxes	5,513	8,799	16,673

Income (loss) before cumulative effect of change in accounting principle	(70,232)	10,152	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	(190)

Net income (loss)	$(70,232)	$10,152	$30,118

Net income (loss) per share — Basic:
Income (loss) before change in accounting principle	$(1.12)	$0.17	$0.52
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income (loss) per share — Basic	$(1.12)	$0.17	$0.52

Net income (loss) per share — Diluted:
Income (loss) before change in accounting principle	$(1.12)	$0.16	$0.48
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income (loss) per share — Diluted	$(1.12)	$0.16	$0.48

Shares used in computing net income (loss) per share — Basic	62,535	59,367	57,637

Shares used in computing net income (loss) per share — Diluted	62,535	62,751	63,380

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30,
(In thousands, except par values)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$187,937	$213,296
Short-term investments	—	26,704
Accounts receivable, net of allowances for sales returns of $56 and $300 at June 30, 2009 and 2008, respectively	4,086	4,510
Accounts receivable from related party	5,289	—
Inventories	6,828	8,680
Prepaid expenses and other current assets	9,425	12,863

Total current assets	213,565	266,053
Property and equipment, net	27,587	23,425
Goodwill	7,708	1,432
Intangible assets, net	7,685	8,428
Other assets	6,767	9,977

Total assets	$263,312	$309,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,485	$10,889
Accounts payable to related party	5,513	—
Accrued expenses and other current liabilities	19,546	22,910
Income taxes payable	13,107	16,309

Total current liabilities	48,651	50,108
Long-term income taxes payable	21,658	21,579
Deferred income tax liabilities	81	370

Total liabilities	70,390	72,057

Commitments and contingencies (Notes 6 and 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 95,000 shares authorized; 69,920 and 61,238 shares issued and outstanding at June 30, 2009 and 2008, respectively	70	61
Additional paid-in capital	234,134	208,299
Retained earnings (accumulated deficit)	(41,282)	28,950
Accumulated other comprehensive loss	—	(52)

Total stockholders’ equity	192,922	237,258

Total liabilities and stockholders’ equity	$263,312	$309,315

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
16. REVISION TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS
The Consolidated Balance Sheet previously reported as of June 30, 2009 has been revised to reduce accounts receivable by approximately $5.3 million and increase prepaid expenses and other current assets by the same amount.
17. SUBSEQUENT EVENTS
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
18. TRANSACTION WITH NXP (UNAUDITED)
On October 4, 2009, Trident and its wholly-owned subsidiary Trident Microsystems (Far East), Ltd., (“TMFE”), a corporation organized under the laws of the Cayman Islands entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap (“NXP”), providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing. NXP will enter into an agreement not to compete with Trident with respect to the business lines comprising the Purchase acquired by Trident for a period of three years following the Closing Date. Under the terms of the Share Exchange Agreement, NXP will receive newly issued shares of Trident common stock equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) on the date of closing (the “Closing Date”) in exchange for the contribution of selected assets and liabilities of the Business and cash proceeds in the amount of $30 million (the “Cash Payment”). The Shares issued in exchange for the Cash Payment will be issued to NXP at a price of $4.50 per share. In addition, the Company shall issue to NXP four shares of a newly created Series B Preferred Stock (the “Preferred Shares”). The Preferred Shares will be issued pursuant to a Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) to be filed immediately prior to the Closing Date. The Share Exchange Agreement and the transactions contemplated therein have been unanimously approved by the Board of Directors of the Company and TMFE and by the Supervisory Board of NXP.
The consummation of the Purchase is subject to customary closing conditions, including (i) approval by the Company’s stockholders of the principal terms of the Share Exchange Agreement and the transactions contemplated thereunder, including (a) the issuance of the Shares in the Purchase, (b) approval of a new equity compensation plan pursuant to which stock options, shares of restricted stock, restricted stock units, performance shares or other equity interests in the Company may be granted to employees of Trident, including employees who join the Company as a result of the Purchase, and (c) approval of an amendment to the Company’s certificate of incorporation as amended or restated, to increase the number of authorized shares of common stock issuable by the Company; (ii) the absence of any injunction, legal restraint or prohibition preventing the consummation of the Purchase, (iii) expiration or termination of the applicable waiting period under applicable antitrust or merger control regulations, (iv) the completion of certain procedural requirements by NXP in compliance with Dutch, German and United Kingdom works council obligations prior to the Closing, (v) subject to certain exceptions, the accuracy of each party’s representations and warranties, (vi) each party’s compliance with its obligations under the Share Exchange Agreement, and (vii) receipt of authorization from the NASDAQ Stock Market for listing of the Shares to be issued in connection with the Purchase.
The Company evaluated subsequent events through September 11, 2009, the date this Annual Report on Form 10-K was originally filed and through October 27, 2009, the date these financial statements were reissued and this current report on Form 10-K/A was filed with the SEC.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. QUARTERLY FINANCIAL DATA (UNAUDITED)
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
September 11, 2009, except as to Note 16 which is as of October 27, 2009

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, as amended, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, as amended, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, the end of the period covered by this Annual Report on Form 10-K, as amended.
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
The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K, as amended.
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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers
Information concerning our current executive officers is as follows:

Name	Position(s) with Trident	Age

Sylvia Summers Couder	Chief Executive Officer and President	56

Pete J. Mangan	Senior Vice President and Chief Financial Officer	50

Dr. Hungwen Li	Senior Vice President and Chief Marketing Officer	58

David L. Teichmann	Senior Vice President, General Counsel and Corporate Secretary	53

Christophe Chene	Senior Vice President of Worldwide Sales	43

Dr. Donna M. Hamlin	Vice President, Human Resources and Administration	55

Uri Kreisman	Vice President of Worldwide Operations	43

Richard H. Janney	Vice President and Corporate Controller	51
Sylvia Summers Couder has served as Chief Executive Officer and a member of the Board of Directors since October 2007. She was also appointed as President in February 2008. She held several positions with Spansion, Inc. between 2003 and 2007, most recently as Executive Vice President of the Consumer Smart Card and Industrial Division. Prior to joining Spansion, Ms. Summers served as Vice President and General Manager of the embedded business unit for Advanced Micro Devices’ Memory Products business. She has also served as President and Chief Executive Officer of Silvan Networks, Group Vice President and General Manager for the Public Access Management Network Services Group at Cisco Systems, Vice President and General Manager of the Multi-Platform Group at Storage Technology Corporation and in various senior-level management positions at Group Bull, Thomson CSF-RCM Division, and Matra Datasystems. She holds a B.S. degree in Electrical Engineering from Ecole Polytecnique Feminine in France and a M.S. degree in Electrical Engineering from the University of California, Berkeley.
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
Richard H. Janney joined Trident in July 2009. Mr. Janney has served as an independent financial consultant since June 2008, and has consulted for the Company since December 2008. From February 2007 to May 2008, he served as Vice President of Finance at Asyst Technologies, Inc., and from September 2006 to January 2007, he served as its Acting Chief Financial Officer. From August 2002 to March 2007, Mr. Janney served in a variety of positions at Jefferson Wells, most recently as Engagement Manager. He served in a variety of senior financial positions at ZeBU, Inc., G. Gund III and Cholestech Corporation and began his career as an Audit Manager at Price Waterhouse. Mr. Janney holds a Bachelor of Science degree in Accounting and Finance from California Polytechnic State University, San Luis Obispo.

Directors
Information concerning our current directors is as follows:

			Director
Name	Position with Trident	Age	Since

Glen M. Antle	Director	71	1992

Brian R. Bachman	Director	64	2007

David H. Courtney	Chairman of the Board*	50	2008

Hans Geyer	Director	58	2007

Dr. J. Carl Hsu	Director	67	2008

Raymond K. Ostby	Director	62	2006

Sylvia Summers Couder	Director, President and Chief Executive Officer	56	2007

*	Effective as of October 20, 2009, Mr. Antle stepped down as Chairman of the Board and Mr. Courtney was elected to serve as his successor.
Glen M. Antle has served as a director of the Company since July 1992 and as its Chairman from November 2006 to October 2009. He also served as its Acting Chief Executive Officer between November 2006 and October 2007. From July 1996 to August 1997, Mr. Antle was a director of Compass Design Automation, a company providing EDA tools and libraries. From February 1991 to June 1993, he served as Chairman of the Board of Directors of PiE Design Systems, an electronic design automation company, and from August 1992 to June 1993 as its Chief Executive Officer. In June 1993, PiE merged into Quickturn Design Systems, Inc., also an electronic design automation company, and Mr. Antle served as Chairman of the Board of Directors of Quickturn from June 1993 to June 1999. Mr. Antle was a co-founder of ECAD, Inc., now Cadence Design Systems, Inc., and served as Co-Chairman of the Board of Directors from May 1988 to June 1989 and as its Chairman of the Board of Directors and Chief Executive Officer from August 1982 to May 1988. Mr. Antle is also a director of Semtech, a semiconductor corporation.
Brian R. Bachman has served as a member of the Board of Directors since May 2007. Mr. Bachman is a private investor and the Managing Partner of River Farm LLC. From 2000 to 2002, Mr. Bachman served as Chief Executive Officer and Vice Chairman of Axcelis Technologies, which produces equipment used in the fabrication of semiconductors. Mr. Bachman also serves as a director of Kulicke & Soffa Industries, Keithley Instruments and Ultra Clean Technology. Mr. Bachman holds a B.S. degree in engineering from the University of Illinois and an M.B.A. degree from the University of Chicago.
David H. Courtney has served as a member of the Board of Directors since January 2008. Mr. Courtney became chief executive officer of JiWire, Inc. effective September 29, 2009. From September 2008 to September 2009, Mr. Courtney was an Executive in Residence at Venrock. Previously, he served as President, Chief Operating Officer and Chief Financial Officer of Adify, Inc. from September 2007 to August 2008. Prior to joining Adify, Mr. Courtney served in senior management positions at TiVo, Inc. from 1999 to 2006, most recently as Group Executive, Corporate Products & Services, Chief Financial Officer and a member of the Board of Directors from 2005-2006, Executive Vice President Worldwide Operations and Administration, Chief Financial Officer and a member of the Board of Directors from 2001-2005, Senior Vice President, Finance and Administration and Chief Financial Officer from 2000-2001, and Vice President and Chief Financial Officer from 1999 to 2000. Prior to his tenure at TiVo, Mr. Courtney was a Managing Director, Investment Banking at J.P. Morgan & Co., and before that, a Vice President, Investment Banking High Technology Group at Goldman Sachs & Co. Mr. Courtney holds an A.B. degree in Economics from Dartmouth College and an M.B.A. from Stanford University.
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

Dr. J. Carl Hsu has served as a member for the Board of Directors since April 2008. Dr. Hsu has served since October 2001 as Professor, School of Electrical Engineering and Computer Science, at Peking University. From 1972 until his retirement in December 2003, he served in a variety of senior positions at Bell Laboratories (including AT&T and Lucent), most recently as President and CEO, Bell Laboratories Asia Pacific and China, headquartered in Beijing. His positions during this period also included service as President and CEO of Lucent`s Communications Software Group and as Executive Vice President, Advanced Technologies of Bell Laboratories. He is currently a member of the Board of Directors of Taiwan Mobile Co., Ltd. and Rogers Corporation. Dr. Hsu holds a B.S. degree in Electrical Engineering from the National Taiwan University and M.S. and Ph.D. degrees in Computer Science from the University of California at Los Angeles.
Raymond K. Ostby has served as a member of the Board of Directors since July 2006. Mr. Ostby has served as Vice President of Finance and Administration and Chief Financial Officer of ASSIA, Inc., a private emerging telecommunications infrastructure company, since January 2009. Mr. Ostby served as Vice President and Chief Financial Officer of NextG Networks, Inc., a private emerging wireless infrastructure company, from January 2005 to May 2008 and as its Vice President, Administration from May 2008 to October 2008. From July 2003 until January 2005, Mr. Ostby was Vice President, Finance & Administration and Chief Financial Officer at Arraycomm, Inc., a provider of multi-antenna signal processing solutions, and since June 1999, he has been Vice President, Finance & Administration, Chief Financial Officer and Secretary at KBC Pharma, a privately held company. From September 1993 until May 1999, Mr. Ostby was employed as Vice President, Finance and Administration, Chief Financial Officer and Secretary at Quickturn Design Systems, Inc., a provider of system-level verification solutions. From September 1991 to September 1993, he served as Vice President, Finance and Administration, Chief Financial Officer and Secretary at Force Computers, Inc., a computer products company. From June 1985 to September 1991, he served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Atmel Corporation, a manufacturer of semiconductor products. Mr. Ostby has been a Certified Public Accountant and holds a B.A. degree and an M.B.A. degree from the University of Montana, and completed Ph.D. coursework in Quantitative Analysis at the University of California at Berkeley.
Sylvia Summers Couder has served as Chief Executive Officer and a member of the Board of Directors since October 2007. She was also appointed as President in February 2008. She held several positions with Spansion, Inc. between 2003 and 2007, most recently as Executive Vice President of the Consumer Smart Card and Industrial Division. Prior to joining Spansion, Ms. Summers served as Vice President and General Manager of the embedded business unit for Advanced Micro Devices’ Memory Products business. She has also served as President and Chief Executive Officer of Silvan Networks, Group Vice President and General Manager for the Public Access Management Network Services Group at Cisco Systems, Vice President and General Manager of the Multi-Platform Group at Storage Technology Corporation and in various senior-level management positions at Group Bull, Thomson CSF-RCM Division, and Matra Datasystems. She holds a B.S. degree in Electrical Engineering from Ecole Polytecnique Feminine in France and a M.S. degree in Electrical Engineering from the University of California, Berkeley.
Audit Committee, Audit Committee Financial Expert
The Audit Committee consisted of three independent, non-employee directors during fiscal year 2009: Raymond K. Ostby, Hans Geyer and David H. Courtney. The Board of Directors has determined that each of Mr. Ostby and Mr. Courtney is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as required by Rule 5605(c) of the NASDAQ Listing Rules and as independence is defined in Rule 5604(a)(2).
The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting processes and the audits of our financial statements. For this purpose, the Audit Committee performs several functions:
•	Maintains responsibility for the appointment, compensation, retention and oversight of our independent registered public accounting firm;
•	Approves in advance the engagement of the independent registered public accounting firm for all audit and non-audit services, and approves the fees and other terms of the engagement;
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

•	Reviews, with our independent registered public accounting firm, management and the Board of Directors, our financial reporting processes and internal control over financial reporting;
•	Reviews the annual audited financial statements and recommends to the Board of Directors their inclusion in our annual report;
•	Reviews the quarterly financial statements and earnings press releases;
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
•
Establishes and oversees procedures for the receipt, retention and treatment of complaints received regarding accounting, internal controls or auditing matters; reviews changes in, or waivers of, our Code of Conduct, and as requested by the Board, reviews and investigates any conduct alleged to be in violation of the Code of Conduct; and

•
Periodically reviews and discusses with the independent registered public accounting firm the matters required to be discussed by Statement on Accounting Standards 61 (Codification of Statements on Auditory Standards No. 380) and any formal written statements received from the registered independent public accounting firm.

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
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, and the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, having the ability to exercise sound business judgment and having the commitment to represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of Trident and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board of Directors and Trident, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors’ overall service to Trident during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. In June 2009 we received from Spencer Capital Management LLC, a notice of intention to nominate two candidates for election to our Board of Directors at the 2009 annual meeting of our stockholders. Our Nominating and Corporate Governance Committee reviewed the candidates nominated by Spencer Capital Management LLC at the time it reviewed the two directors up for re-election at our 2009 annual meeting. In connection with this review, the Nominating and Corporate Governance Committee confirmed that it did not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. In October 2009, following the announcement of our proposed acquisition of selected assets and liabilities of the television systems and set-top box business lines of NXP B.V., Spencer Capital Management LLC announced that it was withdrawing its intent to nominate its previously announced slate of nominees to our Board of Directors.
Stockholders who wish to recommend individuals for consideration to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at: 3408 Garrett Drive, Santa Clara, California 95054, attention: Nominating and Corporate Governance Committee, at least 120 days prior to the anniversary date of the mailing of the proxy statement for the last Annual Meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for the previous five years, biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Effective March 5, 2009, the Board of Directors adopted amendments to our Amended and Restated Bylaws to clarify the requirements and procedures for the calling of a special meeting by stockholders, including without limitation to provide (i) for the form and content of a notice of stockholders requesting a special meeting, (ii) that upon the request of certain requisite stockholders, the Board shall fix a record date applicable for both determining stockholders entitled to participate in calling a special meeting and for the special meeting, (iii) that the Board shall fix the date, time and place of the special meeting, (iv) that the Board may submit its own proposals for consideration at such a special meeting, and (v) that stockholders shall not be permitted to propose business to be brought before a special meeting other than as set forth in the Amended and Restated Bylaws. The Bylaws were also revised to clarify the requirements and procedures for the notice of business, including additional information required to be provided by requesting stockholders concerning beneficial ownership of derivative and other instruments, concerning any persons acting in concert in connection with then notice and to clarify the procedures for and the information required concerning the nomination of director candidates by stockholders.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, referred to in this Amendment as the Code of Conduct, which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. The Code of Conduct, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of NASDAQ. You may view our Code of Conduct on our website at http://www.tridentmicro.com/investors. A printed copy may also be obtained by any stockholder upon request. We intend to disclose any future amendments to certain provisions of our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the Securities and Exchange Commission or listing standards of NASDAQ, at the same location on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The SEC requires officers, directors and greater than ten percent beneficial owners to furnish us with copies of all Forms 3, 4 and 5 they file.
We believe that all of our officers, directors and greater than ten percent beneficial owners complied with all their applicable filing requirements during the fiscal year ended June 30, 2009. This is based on our review of copies of Forms 3, 4 and 5.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
Compensation Philosophy and Objectives
This discussion discusses Trident’s compensation program for the named executive officers, namely, our Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated executive officers (other than the Chief Executive Officer and the Chief Financial Officer) in fiscal year 2009.
We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives. Accordingly, our compensation arrangements must be competitive. The Compensation Committee’s intent is to target salaries, annual incentives, long-term incentive grant values and total direct compensation at median levels of our peers, based on the best-available market data. Benefits and other perquisites offered to executives are intended to be competitive with programs offered by other companies against whom we compete for personnel. The Compensation Committee administers the compensation programs for our executive officers, considering this competitive environment, but also believes that the compensation paid to our executive officers should be dependent upon our financial performance and the value that we create for our stockholders. For this reason, the Compensation Committee structures our compensation programs to link executive officer compensation with achievement of our performance goals, while still providing meaningful incentives for the attainment of our short-term and long-term strategic objectives and rewarding those executive officers who make substantial contributions to the attainment of those objectives. For fiscal year 2009, the Committee also considered the challenges we faced in hiring and retaining key executives and other personnel, our plans for key organizational changes and acquisition activities in fiscal year 2009, as well as the interaction of our compensation philosophy and practices in light of the evolving global macroeconomic environment and our turnaround status.
The Compensation Committee’s objectives are to:
•	Attract, retain, and motivate talented executives responsible for the success of the organization;
•	Provide compensation to executives that is externally competitive, internally equitable and performance-based;
•	Provide affordable levels of compensation for each executive in exchange for expected levels of performance and results; and
•	Ensure that total compensation levels are reflective of company performance and provide executives with the opportunity to receive above market total compensation for exceptional business performance.
In order to meet these objectives, we target a majority of executive officer compensation as performance-based and, therefore, at risk.
The Compensation Process
Operation of the Compensation Committee; Role of Its Advisers
The Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our executive officers, including responsibility for evaluating and reporting to the Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee reviews all components of executive officer compensation for consistency with our compensation philosophy. The Compensation Committee oversees and provides strategic direction to management regarding Trident’s compensation programs. It also determines the compensation of our Chief Executive Officer and all other executive officers.

The Committee employs an independent compensation consultant, Radford Surveys + Consulting, an independent compensation consulting firm and a business unit of Aon, first retained in fiscal year 2007 to perform a study on behalf of the Compensation Committee (“Radford Consulting”). The compensation consultant provides analyses and recommendations for the Compensation Committee to review in making its decisions regarding executive and employee compensation programs, but it does not decide or approve any compensation actions. Radford Consulting developed criteria used to identify peer companies for executive compensation and performance comparisons; compiled and evaluated market data; advised on total target compensation and it elements, design changes to the short- and long-term incentive compensation plans; and reviewed various proposals presented to the Committee by management.
The Chairman of the Compensation Committee communicates directly with representatives of Radford Consulting, and a representative of Radford Consulting attends meetings of the Compensation Committee on an as-needed basis as requested. In addition, Radford Consulting periodically provides advice related to award levels in connection with our grant of equity awards to executive officers as well as other non-officer employees. In fiscal year 2009, Radford Consulting was paid approximately $70,000.00 for its services to us.
In addition, beginning with fiscal year 2010, management has retained Compensia, Inc., an independent compensation consultant (“Compensia”) to provide analyses and recommendations to solely to management, and in particular, to our Chief Executive Officer, in order to assist her in developing recommendations concerning the compensation of officers and employees reporting to her. Compensia has compiled and evaluated market data and advised our Chief Executive Officer on executive officer compensation, including base compensation, and short and long-term cash and equity compensation programs. The data, analyses and advice supporting the recommendations of our Chief Executive Officer are reviewed with Radford Consulting and with the Compensation Committee when explaining the basis for the recommendations; however, the Compensation Committee relies on the independent advice of Radford Consulting when reaching final agreement on executive compensation packages.
Role of Management and the Chief Executive Officer in Setting Executive Compensation
Our Chief Executive Officer, Ms. Sylvia D. Summers, our Vice President, Human Resources and Administration, Dr. Donna Hamlin, and our Senior Vice President, General Counsel and Corporate Secretary, Mr. David L. Teichmann, attend most meetings of the Compensation Committee, in part, and provide recommendations to the Compensation Committee regarding the design and implementation of our compensation programs, including our bonus programs and other long-term equity compensation programs, and recommend financial and other performance targets to be achieved under those programs. Ms. Summers also provides input into the compensation of our executive officers, based upon data and analyses provided by Compensia.
Peer Group Selection and Benchmarking
In July 2008, in order to determine the base salary and total compensation for our executive officers for fiscal year 2009, Radford Consulting again provided to the Compensation Committee data concerning compensation payable to similarly-situated executives, as well as burn rates and overhang data, in comparable companies in our industry. Radford Consulting gathered competitive market data from its Executive High-Technology Survey and from our peer companies, blending its survey data equally with proxy data to form an overall market composite, where possible, with market data gathered at the 25th, 50th and 75th percentiles, updated to September 1, 2008 by a 4.1% annual update factor to reflect a common effective date. Radford Consulting assessed our target compensation and equity ownership against the market on base salary, short-term incentives, target total cash compensation, annual long-term incentives and calculated total direct compensation, and conducted a competitive review of our individual executive positions.
From the results of that assessment, as well as insight into the competitive practices of companies in our industry with a comparable maturity of business, Radford Consulting proposed a compensation plan for fiscal year 2009 for all executive officers. Radford Consulting presented this report and analysis to the Compensation Committee. The Compensation Committee reviewed and considered the Radford Consulting report when determining the level of compensation for each named executive officer for fiscal year 2009, including certain base salary changes, bonus targets, other cash incentives and equity awards. In the course of determining whether to make adjustments to each individual executive’s existing compensation, the Compensation Committee evaluated the experience of each individual executive, the scope of the individual executive’s position and the executive’s tenure and performance in his or her role.

The Compensation Committee utilized the Radford High Technology Executive Compensation Survey for as a comparative framework to define specific peer companies and data sources to be used in the assessment of executive compensation. Public peer data gathered by Radford Consulting was supplemented by appropriate survey sources. For executives, the peer companies were chosen by the Compensation Committee based on industry and size (revenue, market capitalization and number of employees), as the primary source, and secondarily based on the broader technology marketplace based on revenues. For the Compensation Committee’s deliberations of fiscal year 2009 executive compensation, the Compensation Committee reviewed survey data from a customized benchmark group comprised of the following companies:
•	Actel Corp.
•	AMIS Holdings Inc.
•	Atheros Communications
•	Cirrus Logic Inc.
•	DSP Group Inc.
•	Genesis Mircochip Inc.
•	Hittite Microwave Corp.
•	Ikanos Communications Inc.
•	Integrated Device Tech Inc.
•	Integrated Silicon Solution
•	Intersil Corp.
•	Microsemi Corp.
•	Mindspeed Technologies Inc.
•	PMC-Sierra Inc.
•	RF Micro Devices Inc.
•	Semtech Corp.
•	Silicon Image Inc.
•	Silicon Laboratories Inc.
•	SIRF Technology Holdings Inc.
•	Smart Modular Technologies (WWH), Inc.
•	Standard Microsystems Corp.
•	Zoran Corp.
The peer group is generally reviewed annually and was last updated for fiscal year 2009 compensation decisions in July 2008. The peer group was originally established for fiscal year 2007 compensation decisions, and has been used for compensation decisions since that time for compensation decisions thereafter and for year-end compensation benchmarking. The addition of Atheros Communications was the only change to the peer group established for determining fiscal year 2008 compensation. It is expected that the composition of this benchmark group may fluctuate from year to year.
For competitive benchmarking purposes, the positions of our named executive officers were compared to their counterpart positions in the peer group, and the compensation levels for comparable positions in the peer group were examined for guidance in determining base salaries, annual cash incentives, total cash compensation, long-term incentive grant values and total compensation.

Elements of Compensation and How Each Element is Chosen
The Compensation Committee on average seeks to set the base salary of our executive officers close to the 50th percentile, with target total cash compensation and target equity compensation combined between the 50th and 75th percentile, depending on the specific position, of the compensation of similarly-situated executives in comparable companies in our industry with whom Trident directly competes in our hiring and retention of executives. Compensation positioning is reviewed in order to assess the pay levels and pay mix of the executive compensation program, while actual executive compensation may be above or below the stated philosophy based upon experience, scope of position and individual performance. Compensation is considered competitive if base salary is within 85% to 115% of the target pay position, total target cash is within 80% to 120% of the target pay position, and target equity grant values are within 70% to 130% of the target position.
In addition, business results and individual contribution and performance from the most recently completed fiscal years factor heavily in setting executive compensation, and in July 2008, the Compensation Committee conducted a thorough review of our current compensation practices, reviewed a summary of our annual performance review process and evaluated management’s proposals for fiscal year 2009 compensation, including merit increases, promotions, bonuses, stock grants and the proposed fiscal year 2009 incentive compensation formulae, prior to approving fiscal year 2009 executive compensation. The Compensation Committee also reviewed the data provided by Radford Consulting concerning compensation payable to our other key senior employees, and noted that Trident is in a period of turning its business around and significantly transitioning its operations and organizational structure. The Compensation Committee reviewed information provided by Radford Consulting that indicates that in such a situation, total cash compensation may be targeted above the median, with an emphasis on annual incentive opportunities, and equity compensation may be set above the market medians. The Compensation Committee believed that this temporary shift in emphasis would allow Trident to retain and attract the key executives necessary to improve operating results.
Each executive officer’s compensation generally consists of three elements: (i) base salary, (ii) cash bonus based upon participation in a bonus pool tied to our attainment of pre-established objectives, and (iii) long-term stock-based incentive awards, in the form of stock options and shares of restricted stock designed to align the interests between our executive officers and our stockholders. The main compensation elements for our executive officers (salary, annual incentive, long-term incentive, and other benefits and perquisites) are described in more detail below.
Base Salaries
Base salaries of the executive officers are targeted at a competitive market median on a job-by-job basis with individual variations explained by differences in experience, skills and sustained performance. The Compensation Committee generally reviews the executive officers’ salaries on an annual basis or at the time of promotion or a substantial change in responsibilities, and conducted such a review in July 2008 for fiscal year 2009. Adjustment of annual salaries is expected to occur after the annual focal review conducted by us and the processes followed by management in determining salary, bonus and equity proposals. The Compensation Committee continues to target base salaries for fiscal year 2009 at the 50th percentile, and total cash compensation for fiscal year 2009 between the 50th and 75th percentile of the market data provided by Radford Consulting.
For officers newly hired during fiscal year 2009, the Compensation Committee reviewed the peer and industry data provided by Radford Consulting, considered the experience, compensation history and current equity position of the newly-hired executive officer, and endeavored to set salary and equity compensation levels within our previously established guidelines.
Annual Incentive Compensation
The Compensation Committee targets total cash compensation based upon performance at the 50th to 75th percentile, depending on the specific position, of the compensation of similarly-situated executives in comparable companies in our industry with whom Trident directly competes in our hiring and retention of executives. As part of the total cash compensation, executive officers are eligible for incentive compensation annually under our non-stockholder-approved Executive Incentive Bonus Plan (the “Bonus Plan”). Within this Bonus Plan, the Compensation Committee establishes annual incentive compensation that is based upon target awards expressed as a percentage of each executive’s base salary. Achievement of results against the targets approved by the Compensation Committee under our incentive compensation plan generally determines payouts under that plan for the fiscal year just ended. The new year targets tend to be based on the operating plan for such fiscal year that is approved by our Board of Directors, taking into account our strategic goals for the fiscal year. We generally do not consider the effect of past changes in stock price, or expected payouts or earnings under other plans, in setting future awards of executive officer compensation. In addition, incentive compensation decisions generally are made without regard to length of service or prior awards.

The Compensation Committee believes that the more senior the officer, the greater responsibility for overall company performance and therefore the greater the ability to impact company performance, and accordingly, an increasingly higher proportion of total cash compensation should be at risk and payable only upon achievement of company performance. As a result, the annual incentive award targets ranged from 20% to 100% of base salary, depending on the officer’s position and the perceived ability of each officer to impact our financial results and drive shareholder value. Under the 2009 Bonus Plan, approved by the Compensation Committee in July 2008, the performance metrics were tied to company performance only, without individual performance requirements, given the need for the executive officers to work together in order to achieve increased company growth and to forge a new team, given the extent of the management changes implemented over the prior two fiscal years and that most of the management team had been with us for less than two full fiscal years.
The Compensation Committee adjusted the target bonus under the 2009 Bonus Plan to correspond to the 75th percentile of the market survey data provided by Radford Consulting in order to reflect that Trident is in a period of turning its business around and significantly transitioning its operations and organizational structure. The Compensation Committee revised the 2009 Bonus Plan to provide for the payment of cash bonuses based upon achievement of revenue, new product revenue and operating margin objectives. Achievement of the revenue and operating margin targets each represented 30% of the total potential bonus, and achievement of the new product revenue targets represented 40% of the total potential bonus. A minimum threshold revenue level had to be achieved before any payment was earned for achievement of the revenue target, and each dollar of actual fiscal year 2009 total revenue achieved in excess of the threshold and target revenue resulted in an increase in the total potential payment for achievement of this target, up to a maximum of one hundred fifty percent (150%) achievement of the total revenue target. In the event that actual fiscal year 2009 operating margin dollars were less than a threshold amount established under the 2009 Bonus Plan, no bonus was payable. The total bonus payable to each individual ranged from zero to a maximum of 125% of the target bonus (assuming maximum achievement of the total revenue target).
The Compensation Committee established a target bonus amount for each individual, which varied depending on such officer’s position and responsibilities with Trident, and was based upon a percentage of base salary. The individual bonus percentage is the percentage of a respective officer’s base salary that is targeted as a bonus payment under the 2009 Bonus Plan assuming exactly one hundred percent achievement of each of the total revenue target, new product revenue target and operating margin dollars target. The individual target bonuses (expressed as a percentage of base salary) for each of our named executive officers under the 2009 Bonus Plan were as follows:

Name	Individual Bonus Percentage
Sylvia Summers	100%
Hungwen Li	60%
Pete J. Mangan	60%
David L. Teichmann	75%
Donna Hamlin	50%
The targets were deliberately set aggressively and required achievement of significant financial performance beyond what was anticipated in our 2009 operating plan. Based upon our performance during fiscal year 2009, we did not achieve the minimum target revenue or operating margin, accordingly no bonuses were payable to our executive officers under the 2009 Bonus Plan. Although the Compensation Committee considered payment of discretionary bonuses to reward officers for the substantial amount of work spent turning the company around, and in particular for positioning the company to be able to complete the acquisition of selected assets of the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines from Micronas Semiconductor Holding AG in May 2009, the Committee ultimately determined to continue its objective of rewarding pay for performance, and therefore no discretionary bonuses were paid for fiscal year 2009.
Following the completion of the fiscal year, however, Trident announced the acquisition of selected assets and liabilities of the television systems and set-top box business lines of NXP B.V. (the “NXP Acquisition”). Although the acquisition of assets from Micronas was important, the Compensation Committee considers the NXP Acquisition to be a considerably more significant and transformational acquisition that results in dramatic changes to our business; accordingly, in connection with the NXP Acquisition, the Compensation Committee approved the payment of a one-time cash bonus to each of Pete J. Mangan, Senior Vice President and Chief Financial Officer and David L. Teichmann , Senior Vice President, General Counsel and Corporate Secretary, of $150,000, payable upon and subject to completion of the NXP Acquisition, for their significant efforts in connection with this acquisition. The Compensation Committee also approved a grant of 67,000 shares of restricted stock to Sylvia Summers Couder, vesting on the second anniversary of the completion of the NXP acquisition, with vesting subject to achievement of specified financial metrics, for her role in positioning us to be able to reach an agreement with NXP and as an additional incentive to achieve the financial objectives expected as a result of the NXP Acquisition.

In addition, in its approval of the final terms of the 2010 Bonus Plan, the Compensation Committee determined that any financial metrics established for purposes of determining bonus achievement under the 2010 Bonus Plan would have to be reset following completion of the NXP Acquisition, which is expected mid-way through the fiscal year. Accordingly, the Compensation Committee determined that the 2010 Bonus Plan should be a half year plan only, with payment of cash bonuses based upon achievement of revenue and operating margin objectives for the first half of the fiscal year. In addition, because the operating plan indicated that the Company would continue to operate at a loss for the first half of fiscal 2010, the total bonus payable was reduced by 50%. Achievement of the revenue target will represent 60% of the potential bonus and achievement of the operating margin target will represent 40% of the total potential bonus. A minimum threshold revenue level and operating margin dollars must be achieved before any bonus will be earned under the Bonus Plan. The total bonus payable to each individual ranged from zero to a maximum of 125% of the target bonus (assuming maximum achievement of the total revenue target). The individual target bonuses for each executive officer remain unchanged from fiscal year 2009 as a percentage of base salary, provided that the total bonus payable for the fiscal year was reduced by 50% compared to fiscal year 2009, and the half year bonus only pays one-half of the bonus payable for the full fiscal year.
Equity Compensation Awards
Equity compensation has traditionally been an important element of our executive compensation program, aligning the interests of our executives with those of our stockholders. Because the value of the equity awards will increase only when Trident performs and increases stockholder value, the grant of such equity awards provides long-term incentives to our executive officers. These awards not only serve to align the executives’ interests with those of the stockholders over an extended period of time, but additionally they are generally subject to vesting in connection with continued service to us over a specified period of time, and therefore serve as an additional retention mechanism. The Compensation Committee believes that both of these elements are important factors in executive compensation. In addition, we operate in a challenging marketplace in which our success depends to a great extent on our ability to attract and retain employees of the highest caliber. One of the tools our Board of Directors regards as essential in addressing these human resource challenges is a competitive equity incentive program. Attracting and retaining talented people, particularly in the Far East, is critical to our ability to continue to succeed in the digital media business. The Board of Directors, and the Compensation Committee, both believe it is important that our employee stock incentive program provide us with a range of incentive tools and sufficient flexibility to permit us to award equity incentives in ways that will make the most effective use of the shares our stockholders authorize for incentive purposes.
The Compensation Committee has determined that new hire grants and merit awards made to executive officers will be comprised of both stock option grants and awards of restricted stock. The Compensation Committee believes that the grant of restricted stock may have a retention value greater than merit-based stock option grants, as there is value in the restricted stock grant even if the price of our common stock does not increase. Merit based annual stock option grants or restricted stock awards made to executive officers generally have historically vested annually over the four years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us. For fiscal year 2009, however, the Compensation Committee determined that restricted stock awards made to executive officers would generally vest over three years. In addition, the Compensation Committee approved grants of stock options to executive officers that vest over three years in order to compensate for the fact that most options held by employees are currently significantly under water, but indicated that it anticipated that future stock option grants would otherwise generally continue to vest over four years.
New Hire Grants
Generally, we grant equity awards to our new employees, including our newly-hired executive officers, in connection with the start of their employment. During fiscal year 2009, equity compensation payable to our newly-hired executive officers was negotiated between such officer and our Chief Executive Officer, after consultation with and approval of the Compensation Committee. Such compensation was determined based upon the executive’s experience and performance, value of equity that was going to be forfeited as a result of joining Trident, and upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we are competitive for personnel, including the survey data provided by Radford Consulting described above.

Annual Merit Grants
We have typically granted each executive officer an additional annual equity grant, with the goal of providing continued incentives to retain strong executives and improve corporate performance. The Compensation Committee annually grants long-term, equity-based incentive awards to executive officers after the close of the prior fiscal year and the review and evaluation of each executive officer’s performance, generally concurrently with our rank-and-file employees at the time of our annual merit-based stock option grant considerations. The Compensation Committee’s policy is to grant equity awards only during open trading windows. In considering equity grants, the Compensation Committee also considers the equity usage burn rate of all grants made by us during the fiscal year, with an objective that total equity granted to employees, including executive officers, during the fiscal year be within a range that is in accordance with industry guidelines.
The Compensation Committee has adopted a Black-Scholes formula for valuing stock option grants that takes into account the volatility of our common stock value over a reasonable length of time, based on the following assumptions: (1) the 180 day trailing average price of our common stock; (2) the 180 day trailing average interest rate for the expected life of the stock option; (3) volatility will be measured over the expected life of the stock option (i.e., the trailing 3.8 years); and (4) the Black-Scholes value will be calculated as of a date ten (10) days prior to the date that stock option recommendations are submitted by management to the Compensation Committee. The Compensation Committee also reviews the matrices established to set the recommended equity grants for newly hired employees if our common stock price increases or decreases by twenty percent (20%) or more since the date of the last modification of the matrices.
For fiscal year 2009, the Compensation Committee again targeted the equity compensation for each executive officer between the 50th and 75th percentile, depending on the specific position, of the compensation of similarly-situated executives in comparable companies in our industry with whom we competes in our hiring and retention of executives, based upon the benchmark survey data provided by Radford Consulting. The Compensation Committee considered each individual’s experience, the scope of such individual’s responsibilities, his or her performance in the applicable role, and his or her expected future contribution to Trident’s goals and stockholder value, together with the value of the total direct compensation for each executive officer, in deciding grants for fiscal year 2009.
Annual merit grants were made to each of our current executive officers following the conclusion of each of fiscal years 2008 and 2009, as part of the annual performance review cycle. These annual awards consisted of a combination of stock options and shares of restricted stock, with each stock option award vesting over four years in equal annual installments and each restricted stock award vesting over three years in equal annual installments. The Compensation Committee reviewed information provided by Radford Consulting in each fiscal year. In addition, for grants made following fiscal year 2009, our Chief Executive Officer reviewed data from Compensia to support the recommendations she made to the Committee for her direct reports, and the Committee reviewed such data, together with data from Radford Consulting, which provides its advice and counsel, to allocate awards based approximately on a 50/50 split in value between awards of restricted stock and stock options. In addition, in order to encourage long-term retention, in July 2008 following the completion of fiscal year 2008, our Chief Executive Officer and Chief Financial Officer were also awarded options to purchase 277,024 shares and 133,895 shares of our common stock, respectively. Each of these long-term retention awards vests 100% in a single cliff vest after four years.
Internal Pay Equity. In determining the size of equity awards made to our Chief Executive Officer and our other executive officers, the Compensation Committee is mindful of internal pay equity considerations. Since the equity component represents such a substantial portion of each executive officer’s total direct compensation, the Compensation Committee expects to continue to grant future equity awards to executive officers with internal equity in mind so that a fair and equitable ratio is maintained between the total direct compensation of our Chief Executive Officer and that of each of our other executive officers.
Stock Ownership Guidelines. At present, we do not have any equity or security ownership requirements for our executive officers, other than our Chief Executive Officer. During her employment, Ms. Summers agrees to a guideline of maintaining beneficial ownership of no less than the number of shares of Trident common stock that has a value equal to four times her annual base salary, to be achieved by no later than the fourth anniversary of her employment start date. The Board of Directors has also adopted stock ownership guidelines applicable to our non-employee members of the Board of Directors, described above under “Compensation of Directors — Stock Ownership Guidelines” above.

Change in Control and Severance Agreements
The named executive officers are employed at-will. However, we have adopted a change in control plan applicable to our executive officers that provides that executive officers and key employees designated by the Compensation Committee are entitled to specified compensation and benefits if, within a “Change in Control Period,” the participant’s employment is terminated without “Cause” or the participant resigns for “Good Reason.” All such agreements with the named executive officers, including the newly-adopted change in control plan, are described under “Potential Payments upon Termination or Change in Control” elsewhere in this proxy statement, and the potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on July 1, 2009 are set forth under such section below.
The Compensation Committee adopted this plan in order to be competitive in the hiring and retention of employees, including executive officers, in comparison with comparable companies with which we compete for talent. In addition, these benefits are intended to retain our officers during the pendency of a proposed change in control transaction and align the interests of our officers with our stockholders in the event of a change in control. We believe that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without these benefits, officers may be tempted to leave our employ prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the officers’ interest with those of our stockholders in change in control transactions.
Other Benefits
We provide other customary benefits that are comprehensive and apply uniformly to all of our employees, including our executive officers. The purpose of this element of compensation is to provide assurance of financial support in the event of illness or injury, encourage retirement savings and encourage additional equity ownership by our employees. Our employee benefits program includes medical, dental, prescription drug, Medical Flexible Spending contribution, vision care, disability insurance, life insurance benefits, business travel insurance, 401(k) savings plan with employer match, educational assistance, employee assistance program and holidays, and a vacation allowance. We do not provide a defined benefit retirement pension plan, or the use of company vehicles to our executive officers, although we currently provide to some of our executive officers a phone and car allowance of up to $10,000.00 per year and supplemental life insurance that pays executive officers up to $3,000,000. We believe that these benefits are standard for executive officers at comparable companies with whom we compete for personnel.
Tax Considerations
The Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations, which restrict deductibility of executive compensation paid to our Chief Executive Officer and each of our three other most highly compensated executive officers (other than the Chief Financial Officer) holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our stockholder-approved stock option plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are “outside directors” (as defined by Section 162(m)) and have an exercise price no less than the fair market value of the shares on the date of grant. We expect that the Compensation Committee will continue to be comprised solely of outside directors, and that any options granted to our executive officers will be approved by the Compensation Committee. The Compensation Committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future, and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Award Granting Procedures
All equity awards granted to our executive officers are made by the Compensation Committee at a meeting of the Compensation Committee. Grants of initial stock options and other equity awards to newly-hired employees who are not executive officers are made by a Stock Option Committee, at duly held meetings the last Friday of each month, in accordance with pre-approved grant guidelines from the Compensation Committee. The members of the Stock Option Committee are the Chief Financial Officer and the General Counsel. The grant date is the date of Stock Option Committee approval and the grant is priced based on the market price on the grant date. The exercise price of all options granted to employees, including executive officers, is the closing market price of our common stock on the date which is two full trading days after the issuance of our quarterly financial earnings press release. In addition, the grant date is the date that the exercise price has been determined. For stock option awards granted by our Stock Option Committee, the exercise price is determined as the closing sales price of our common stock as reported on the NASDAQ Stock Market on the date of the Stock Option Committee’s monthly meeting.
In addition, we monitor the number of shares that we are utilizing for all of our equity compensation programs, including new hire grants, promotional grants and annual merit grants, in order to prudently manage stock option expense and potential dilution of stockholder ownership.
Report of the Compensation Committee
We, the Compensation Committee of the Board of Directors of Trident Microsystems, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
THE COMPENSATION COMMITTEE
Brian R. Bachman (Chairman)
J. Carl Hsu
Raymond K. Ostby

Summary Compensation Information
The following table sets forth information concerning the compensation earned during the fiscal years ended June 30, 2009, June 30, 2008, and June 30, 2007 by our Chief Executive Officer, our Chief Financial Officer, and our three other highest paid executive officers:
SUMMARY COMPENSATION TABLE

							Non-Equity
							Incentive
							Plan	All Other
					Stock	Option	Compensa-	Compensa-
		Salary	Bonus		Awards	Awards	tion	tion		Total
Name and Principal Position	Year	($) (1)	($) (2)		($) (3)	($) (4)	($) (2)(5)	($)		($)

Sylvia Summers Couder (6)	2009	495,000	—		524,334	389,588	—	23,625	(7)	1,432,547
President and Chief Executive Officer	2008	348,906	—		414,262	146,054	$185,031	18,895	(8)	1,113,148

Pete J. Mangan (9)	2009	255,718	—		27,694	107,020	—	22,670	(7)	413,102
Senior Vice President and Chief Financial Officer	2008	101,891	62,000	(10)	—	21,043	22,086	9,591	(8)	216,611

David L. Teichmann (11)	2009	285,000	—		195,158	649,257	—	37,220	(7)	1,166,635
Senior Vice President, General Counsel and Corporate Secretary	2008	283,904	—		156,019	555,979	114,143	38,024	(8)	1,148,069
	2007	71,250	50,000	(12)	21,740	75,859	60,000	4,000	(13)	282,849

Dr. Hungwen Li (14)	2009	278,333	—		363,875	378,136	—	20,398	(7)	1,040,742
Senior Vice President, Strategic Marketing	2008	220,000	—		334,208	350,779	58,740	21,538	(8)	985,265

Donna Hamlin (15)	2009	227,000	—		40,734	52,265	—	24,057	(7)	344,056
Vice President, Human Resources and Administration	2008	103,583	5,000	(10)	11,283	16,176	27,608	10,923	(8)	174,573

(1)	Includes amounts (if any) deferred at the named executive officer’s option under Trident’s 401(k) plan.

(2)
Performance-based bonuses are generally paid under our Executive Bonus Plan and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee in addition to the amount (if any) earned under the Executive Bonus Plan.

(3)
The amounts shown are the compensation costs recognized in our financial statements for fiscal year 2007, fiscal year 2008 and fiscal year 2009 related to shares of restricted stock awarded to the executive officer, to the extent we recognized compensation cost in fiscal year 2007, fiscal year 2008 or fiscal year 2009 for such awards in accordance with the provisions of SFAS 123R, excluding the impact of estimated forfeitures related to service-based vesting conditions. The fair values of the shares of restricted stock awarded were calculated based on the fair market value of our common stock on the respective grant dates.

(4)
The amounts shown are the compensation costs recognized in our financial statements for fiscal year 2007, fiscal year 2008 and fiscal year 2009 related to grants of stock options to each named executive officer in fiscal year 2007, fiscal year 2008 and fiscal year 2009 and prior years, to the extent we recognized compensation cost in fiscal year 2007, fiscal year 2008 and fiscal year 2009 for such awards in accordance with the provisions of SFAS 123R, excluding the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 1 of Notes to Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 9, “Employee Benefit Plans—Equity Incentive Plans,” included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended June 30, 2009.

(5)
We award bonuses pursuant to an annual Executive Bonus Plan, which provides for the award of annual cash bonuses based upon threshold, target and maximum payout amounts set by the Board of Directors at the beginning of each fiscal year. See “Compensation Discussion and Analysis — Elements of Compensation and How Each Element is Chosen, Annual Incentive Compensation.” The actual amount paid to each named executive officer for the fiscal years ended June 30, 2007, and June 30, 2008 is set forth in the Summary Compensation Table under the heading, “Non-Equity Incentive Plan Compensation.” No amounts were paid to our named executive officers for the fiscal year ended June 30, 2009. A description of the terms of the Executive Bonus Plan is set forth below under “Grants of Plan-Based Awards” and in the Compensation Discussion and Analysis, above.

(6)	Ms. Summers joined as Chief Executive Officer and President on October 17, 2007.

(7)	Includes matching contributions to the Trident Microsystems, Inc, 401(K) plan, premiums paid for term life insurance, and car allowance, as follows:

	401(K) Match	Insurance Premiums	Car Allowance
Sylvia Summers Couder	—	$23,625	—
Dr. Hungwen Li	$2,875	$17,523	—
Pete J. Mangan	$2,875	$19,795	—
David L. Teichmann	$2,875	$24,345	$10,000
Dr. Donna Hamlin	$2,875	$21,182	—

(8)	Includes matching contributions to the Trident Microsystems, Inc, 401(K) plan, premiums paid for term life insurance, and car allowance, as follows:

	401(K) Match	Insurance Premiums	Car Allowance
Sylvia Summers Couder	—	$18,895	—
Dr. Hungwen Li	$2,813	$18,725	—
Pete J. Mangan	—	$9,591	—
David L. Teichmann	$2,813	$25,211	$10,000
Dr. Donna Hamlin	$1,295	$9,628	—

(9)	Mr. Mangan joined as Vice President, Finance and Interim Chief Financial Officer on January 11, 2008 and was appointed Senior Vice President, Chief Financial Officer on July 22, 2008.

(10)	Represents sign on bonus in the amount of $42,000 paid upon Mr. Mangan’s initial hire and $20,000 discretionary bonus paid in addition to the bonus earned under the 2008 Bonus Plan.

(11)
Mr. Teichmann joined as General Counsel, Vice President of Human Resources and Corporate Secretary on April 2, 2007, and became Senior Vice President, General Counsel and Corporate Secretary in January 2008, upon the hiring of Dr. Donna Hamlin as Vice President, Human Resources.

(12)	Represents a sign-on bonus of $50,000 paid to Mr. Teichmann upon his joining Trident as General Counsel, Vice President of Human Resources and Corporate Secretary.

(13)	Consists of $2,500 for car allowance and $1,500 of matching contributions to the Trident Microsystems, Inc. 401(k) Plan.

(14)	Dr. Li was appointed Senior Vice President of Strategic Marketing effective January 2007, and as Chief Marketing Officer effective August 28, 2008.

(15)	Dr. Hamlin joined as Vice President, Human Resources and Administration on January 11, 2009.

Grant of Plan-Based Awards
The following table sets forth certain information with respect to stock and option awards granted during the fiscal year ended June 30, 2009 to our named executive officers:
2009 GRANTS OF PLAN-BASED AWARDS

						All Other
					All Other	Option
					Stock	Awards:	Exercise	Grant Date
					Awards:	Number of	or Base	Fair Value
		Estimated Future Payouts Under Non-			Number of	Securities	Price of	of Stock
		Equity Incentive Plan Awards (1)(2)			Shares of	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Stock or	Options	Awards	Awards
Name	Date	($)	($)	($)	Units (#) (3)	(#)(4)	($)	($)(5)
Sylvia Summers Couder	07/25/08				36,937
	07/30/08					461,307	$2.90	$658,206.78
	07/25/08	309,375	$495,000	$618,750

Dr. Hungwen Li	07/25/08				20,000
	07/30/08					58,000	$2.90	$82,070.00
	10/21/08				9,852
	11/05/08					24,630	$1.48	$17,763.16
	07/25/08	112,500	$180,000	$225,000

Pete J. Mangan	07/25/08				21,279
	07/30/08					157,929	$2.90	$226,107.27
	07/25/08	101,562	$162,000	$203,125

David L. Teichmann	07/25/08				30,400
	07/30/08					85,000	$2.90	$120,275.00
	07/25/08	133,594	$213,750	$267,187

Dr. Donna Hamlin	07/25/08				10,550
	07/30/08					24,000	$2.90	$33,960.00
	07/25/08	70,938	$113,500	$141,875

(1)
We award bonuses pursuant to an annual Executive Bonus Plan, which provides for the award of annual cash bonuses based upon threshold, target and maximum payout amounts set by the Board of Directors at the beginning of each fiscal year. See “Compensation Discussion and Analysis — Elements of Compensation and How Each Element is Chosen, Annual Incentive Compensation.” No bonuses were paid to our named executive officer for the fiscal year ended June 30, 2009.

(2)
The threshold amounts included in the table above reflect the minimum payment level under the 2009 Bonus Plan; the 2009 Bonus Plan required the attainment of a minimum threshold target revenue that had to be reached before payments are triggered. The target and maximum amounts are reflected on an annualized basis.

(3)
Amounts shown represent shares of restricted stock awarded under our 2006 Equity Incentive Plan that vest in four successive annual installments upon the executive’s completion of each year of service over a four-year service period, measured from the grant date.

(4)
Except as provided below, amounts shown represent options issued under our 2006 Equity Incentive Plan that vest and become exercisable in four successive annual installments upon the executive’s completion of each year of service over a four-year service period, measured from the grant date. The exercise price for the options equals the closing price of our common stock on the date of grant. Each option has a maximum term of ten years.

Options to purchase 277,024 shares granted to Ms. Summers and 133,895 shares granted to Mr. Mangan vest over four years in a single cliff vest at the end of four years, with a vesting commencement date of July 25, 2008.

The options granted to all of our named executive officers will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our named executive officers is included in this Amendment under the heading “Potential Payments Upon Termination or Change in Control.”

(5)
The dollar value of the options shown represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of SFAS 123R, excluding the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 1 of Notes to Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Employee Benefit Plans—Equity Incentive Plans,” included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended June 30, 2009. The actual value, if any, that an executive may realize on each option will depend on the excess of the stock price over the exercise price on the date the option is exercised and the shares underlying such option are sold. There is no assurance that the actual value realized by an executive will be at or near the value estimated by the Black-Scholes model.

The dollar value of restricted stock shown represents the grant date fair value calculated based on the fair market value of our common stock on the respective grant dates. The actual value that an executive will realize on each share of restricted stock award will depend on the price per share of our common stock at the time the shares of restricted stock are sold. There can be no assurance that the actual value realized by an executive will be at or near the grant date fair value of the restricted stock awarded.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of June 30, 2009, our last completed fiscal year:
OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009

	OPTION AWARDS (1)					STOCK AWARDS (2)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Number of Shares		Market Value of
	Unexercised	Unexercised		Option	Option	or Units of Stock		Shares or Units of Stock
	Options (#)	Options (#)		Exercise	Expiration	That Have Not		That Have Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(3)
Sylvia Summers Couder	—	—		—	—	169,437	(5)	$294,820
	0	277,024	(4)	$2.90	7/30/2018	—		—
	0	184,283		$2.90	7/30/2018	—		—
	55,000	165,000		$7.42	10/29/2017	—		—

Dr. Hungwen Li	—	—		—	—	62,352		$108,492
	0	24,630		$1.48	11/5/2018	—		—
	0	58,000		$2.90	7/30/2018	—		—
	65,000	65,000		$20.37	1/26/2017	—		—

Pete J. Mangan	—	—		—	—	21,279		$37,025
	0	133,895	(4)	$2.90	7/30/2018	—		—
	0	24,034		$2.90	7/30/2018	—		—
	18,750	56,250		$5.34	2/4/2018	—		—

David L. Teichmann	—	—		—	—	45,400	(6)	$78,996
	0	85,000		$2.90	7/30/2018	—		—
	34,222	53,778	(7)	$4.34	4/30/2018	—		—
	108,334	91,666	(8)	$20.22	5/10/2017	—		—

Dr. Donna Hamlin	—	—		—	—	25,550		$44,457
	0	24,000		$2.90	7/30/2018	—		—
	15,000	45,000		$5.34	2/4/2018	—		—

(1)
Except as provided below, amounts shown represent options issued under our 2006 Equity Incentive Plan that vest and become exercisable in four successive annual installments upon the executive’s completion of each year of service over a four-year service period, measured from the grant date. The exercise price for the options equals the closing price of our common stock on the date of grant. Each option has a maximum term of ten years.

The options granted to all of our named executive officers will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our named executive officers is included in this Amendment under the heading “Potential Payments Upon Termination or Change in Control.”

(2)
Restricted stock awards vest over a four-year period at the rate of 25% upon each of the first four anniversaries of the date of grant, and are subject to automatic forfeiture if the recipient’s performance of services with the Company terminates prior to the date on which the shares vest.

The restricted stock awarded to all of our named executive officers will vest on an accelerated basis upon the executive’s termination of employment under certain prescribed circumstances. Additional information regarding the vesting acceleration provisions applicable to equity awards granted to our named executive officers is included in this Amendment under the heading “Potential Payments Upon Termination or Change in Control.”

(3)	Represents the fair market value per share of our common stock on June 30, 2009 ($1.74) multiplied by the number of shares that had not vested as of June 30, 2009.

(4)
Options to purchase 277,024 shares granted to Ms. Summers and 133,895 shares granted to Mr. Mangan vest over four years in a single cliff vest at the end of four years, with a vesting commencement date of July 25, 2008.

(5)
Includes a performance-based restricted stock award consisting of 110,000 shares of Trident common stock. This award will vest, if at all, in four components, with the vesting of each component requiring that a Trident common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. This target stock price must be achieved prior to the tenth anniversary of Ms. Summers’ employment start date. An amount equal to 25% of the shares subject to this restricted stock award will vest on the date that the applicable price target is achieved on or after the specified anniversary of her employment start date, provided that her service with Trident has not terminated.

(6)	Includes 15,000 shares of restricted stock vesting in two equal installments upon the third and fourth anniversary of commencement of employment.

(7)	These options vest at the rate of 1/36 th per month over the thirty-six months following the first anniversary of his employment start date.

(8)	These options vest at the rate of 1/48th each month over the thirty-six month period following the first anniversary of his employment start date.
Option Exercises and Stock Vested
The following table sets forth certain information concerning option exercises by our named executive officers and vesting of Trident Microsystems common stock held by them during the fiscal year ended June 30, 2009:
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($) (1)	(#)	($) (2)
Sylvia Summers Couder	—	—	7,500	$14,475
Dr. Hungwen Li	—	—	16,250	$30,713
Pete J. Mangan	—	—	0	$0
David L. Teichmann	—	—	15,000	$23,850
Dr. Donna Hamlin	—	—	5,000	$10,550

(1)	Based on the difference between the market price of Trident’s common stock on the date of exercise and the exercise price.

(2)	Based on the market price of Trident’s common stock on the vesting date.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee is or has been an officer or employee of Trident. During fiscal year 2009, no member of the Compensation Committee had any relationship with Trident requiring disclosure under Item 404 of Regulation S-K, and, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or Board of Directors.

Potential Payments Upon Termination or Change in Control
Pursuant to the following agreements, certain benefits will be payable to the named executive officers upon a termination of employment or change in our control:
Terms of Equity Awards
Our 1992 Stock Option Plan and each option granted under our 2002 Stock Option Plan (collectively, the “Option Plans”) provide that in the event of a merger of Trident with or into another corporation, unless the successor corporation assumes or substitutes equivalent options for options granted under the Option Plans, options under the Option Plans will become fully exercisable prior to the merger. Options which are neither assumed or substituted for by the successor corporation, nor exercised prior to the expiration of a 15-day notice period, will terminate upon the expiration of such period.
Under the terms of our 2006 Equity Incentive Plan (the “2006 Plan”), a “Change in Control” occurs upon (a) a person or entity (with certain exceptions described in the 2006 Plan) becoming the direct or indirect beneficial owner of more than 50% of Trident’s voting stock, or (b) the occurrence of any of the following events upon which the stockholders of Trident Microsystems immediately before the event do not retain immediately after the event direct or indirect beneficial ownership of more than 50% of the voting securities of Trident, its successor or the entity to which the assets of the company were transferred: (i) a sale or exchange by the stockholders in a single transaction or series of related transactions of more than 50% of Trident’s voting stock; (ii) a merger or consolidation in which Trident is a party; or (iii) the sale, exchange or transfer of all or substantially all of the assets of Trident (other than a sale, exchange or transfer to one or more subsidiaries of Trident).
If a Change in Control occurs, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue outstanding awards or substitute substantially equivalent awards for its stock. Stock-based awards will be deemed assumed if, for each share subject to the award prior to the Change in Control, its holder is given the right to receive the same amount of consideration that a stockholder would receive as a result of the Change in Control. Any awards which are not assumed or continued in connection with a Change in Control or exercised or settled prior to the Change in Control will terminate effective as of the time of the Change in Control. Subject to the restrictions of Section 409A of the Code, the Compensation Committee may provide for the acceleration of vesting or settlement of any or all outstanding awards upon such terms and to such extent as it determines. The 2006 Plan also authorizes the Committee, in its discretion and without the consent of any participant, to cancel each or any award denominated in shares of stock upon a Change in Control in exchange for a payment to the participant with respect each vested share (and each unvested share if so determined by the Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the Change in Control transaction over the exercise price per share, if any, under the award. The vesting of all non-employee director awards will be accelerated in full upon a Change in Control.
All shares subject to options granted under our 1994 Outside Directors Stock Option Plan (the “Directors Plan”) will become fully vested and exercisable as of the date 15 days prior to a change in our control, as defined in the Directors Plan, unless the surviving or successor corporation either assumes or substitutes its options for options outstanding under the Directors Plan. Any such options which are neither assumed or substituted for by the successor corporation, nor exercised, will terminate as of the date of the change in control. In addition, all options granted to our non-employee directors under the 2006 Equity Incentive Plan will become fully vested and exercisable as of the date 15 days prior to a change in our control.
Change in Control Severance Plan
During fiscal year 2008, the Compensation Committee of the Board of Directors approved a change in control severance plan that will provide executive officers and key employees designated by the Compensation Committee with the specified compensation and benefits if, within a “Change in Control Period,” the participant’s employment is terminated without “Cause” or the participant resigns for “Good Reason.” The Change in Control Period is the period beginning upon a change in control and ending 18 months following the change in control. Upon termination within the Change in Control Period, the chief executive officer would be entitled to a lump sum payment of 24 months of base salary, with other executive officers being entitled to payment of 12 months of base salary. Base salary for this purpose is determined as the greater of (i) the monthly rate in effect immediately prior to termination of employment or (ii) the monthly rate in effect immediately prior to the change in control. In addition, the chief executive officer would be entitled to payment of 200% of his or her annual bonus, with other executive officers entitled to 100% of their respective annual bonus, determined for this purpose as the aggregate of all annual incentive bonuses that would be earned by the participant for the fiscal year of termination of employment, determined as if 100% of all applicable performance goals were achieved. Medical and dental and life insurance coverage would be continued for the employee and covered dependents for the same benefit periods as the base salary is paid, at the same premium cost to the participant and at the same coverage levels as in effect prior to termination of employment, except to the extent of any change in premium costs or coverage levels applicable to all employees holding positions comparable to the participant’s position immediately prior to the change in control.

If, as a result of the change in control, the buyer agrees to assume or continue our outstanding service-based vesting equity awards (converting them into awards for the buyer’s stock or other acquisition consideration) or to issue replacement awards for the buyer’s stock, vesting would not accelerate at the time of the change in control. Any service-based vesting equity awards that the buyer will not agree to assume, continue or replace in connection with the change in control will vest in full immediately prior to the change in control so that they may be exercised or settled upon the change in control. The vesting of any service-based vesting equity award that is assumed, continued or replaced by the buyer will be accelerated in full if the participant is terminated other than for “Cause” or resigns for “Good Reason” within the Change in Control Period. The vesting of all our equity awards of any kind under which vesting is based upon the achievement of performance goals (such as attainment of a target stock price or achievement of a company financial goal) will be accelerated in full (assuming the 100% of the target level of performance has been achieved) immediately prior to the change in control, so that they may be exercised or settled upon the change in control.
Payment of severance benefits under the plan will be subject to the participant’s execution of a general release of claims against us.
The following definitions are utilized in the executive change in control severance plan:
Definition of “Change in Control.”
•	Any person or group (other than an employee benefit plan) becomes the beneficial owner, directly or indirectly, of more than 50% of the total combined voting power of its outstanding securities.
•
Merger or consolidation in which the stockholders before the transaction fail to retain direct or indirect beneficial ownership of more than 50% of the total combined voting power of the voting securities of the company or the surviving entity.

•	Sale of all or substantially all of the assets of the company (other than to a subsidiary).
•
Change in the composition of the Board within any 12-month period as a result of which less than a majority of the directors are “Incumbent Directors.” Incumbent Directors are those who either were directors on the effective date of the plan or were elected or nominated by at least a majority of the Incumbent Directors (except any such election or nomination in connection with an actual or threatened proxy contest).

Definition of Termination for “Cause.”
•	Theft, dishonesty, misconduct, breach of fiduciary duty for personal profit, or falsification of any documents or records.
•	Material failure to abide by the code of conduct or other policies (including policies relating to confidentiality and reasonable workplace conduct).
•	Misconduct leading to a restatement of earnings.
•
Unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity (including improper use or disclosure of confidential or proprietary information).

•	Intentional act which has a material detrimental effect on reputation or business of the company.
•	Repeated failure or inability to perform any reasonable assigned duties after written notice and a reasonable opportunity to cure such failure or inability.
•	Material breach of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement.
•
Conviction (including any plea of guilty or nolo contender) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the participant’s ability to perform his or her duties.

Definition of “Good Reason.”
•
Material, adverse change in the participant’s authority, duties or responsibilities as measured against the participant’s authority, duties or responsibilities immediately prior to the change in control.

•
Material, adverse change in the authority, duties or responsibilities of the officer to whom the participant is required to report, including a requirement that the participant report to a corporate officer or employee instead of reporting directly to the board of directors of a corporation.

•	Material decrease in annual base salary or target bonus amount (subject to applicable performance requirements with respect to the actual amount of bonus compensation earned).
•	Material decrease in the budget over which the participant has authority.
•	Relocation of work place to a location that increases the participant’s regular commute distance between the participant’s residence and work place by more than 30 miles (one-way).
•	Material breach of the plan by the company or its successor.
The participant must give written notice within 90 days of the initial occurrence of the claimed “Good Reason” condition. If not cured within 30 days following such written notice, the claim is presumed correct unless the Board of Directors determines in good faith by a vote of not less than two-thirds of its membership that Good Reason does not exist. The participant must resign within 6 months following the initial occurrence of the condition.
In addition to the benefits under the agreements described above, the following two named executive officers are entitled to benefits under the terms of their offer letters with us:
Sylvia Summers Couder
Pursuant to the letter agreement between us and Sylvia Summers Couder as our Chief Executive Officer, should we terminate Ms. Summers’ employment without Cause, or should she terminate her employment at any time for Good Reason, provided that she has executed a general release of claims, we will pay to Ms. Summers an amount equal to the sum of twelve months’ of her base salary and her annual target bonus, and reimbursement of insurance premiums for up to twelve months of COBRA insurance coverage. In addition, vesting of any unvested options and restricted stock granted to her during her employment shall be automatically accelerated such that an additional twelve months of vesting will occur.
If we or our successor elects to terminate Ms. Summers’ employment without Cause or she voluntarily terminates for “Good Reason” in connection with or within two years of the effective date of a Change in Control of Trident, we will pay to Ms. Summers an amount equal to the sum of twenty-four months’ of her base salary and two times her annual target bonus, and reimbursement of insurance premiums for up to eighteen months of COBRA insurance coverage. In addition, vesting of any unvested options and restricted stock granted to her during her employment shall be automatically accelerated in full. Only employment that is involuntarily terminated without Cause or voluntarily terminated with Good Reason within two years of the date of a Change in Control will be deemed to constitute termination due to such Change in Control.
The following definition of Good Reason is applicable to the agreement between Trident and Ms. Summers:
“Good Reason” means the occurrence of any of the following conditions without employee’s express written consent, which condition(s) remain(s) in effect thirty days after her written notice to the Board of Directors of Trident or its successor of such conditions:
(a) a material, adverse change in her authority, duties or responsibilities which is not effected for disability or for Cause;
(b) a material diminution of the budget over which she has authority (including, without limitation, as a result of a reduction of the lines of business, operating divisions or functional departments reporting to her), which is not effected for disability or for Cause;
(c) a material diminution in her base salary and/or target bonus as in effect immediately prior to such reduction;
(d) her relocation to a facility or a location more than 50 miles from our principal headquarters at the time she commences employment; or
(e) a material breach by Trident or any successor to Trident of any of the material provisions of her employment offer letter.

David L. Teichmann
Pursuant to the letter agreement between us and Mr. Teichmann as our General Counsel, should we terminate Mr. Teichmann’s employment without Cause, or should he terminate his employment at any time for Good Reason, we will pay to Mr. Teichmann an amount equal to the sum of six months’ of his salary, including base and target incentive bonus, and reimbursement of insurance premiums for up to six months of COBRA insurance coverage.
If we terminate Mr. Teichmann’s employment for Cause, we will provide Mr. Teichmann with a lump-sum severance payment equivalent to three months’ salary, including base salary and target incentive bonus, and reimbursement of insurance premiums for up to three months of COBRA insurance coverage, unless the cause for termination relates to violation by Mr. Teichmann of state or federal law.
If we or our successor elects to terminate Mr. Teichmann’s employment without Cause or he voluntarily terminates for “Good Reason” in connection with or within twelve months of the effective date of an acquisition or merger of Trident involving a Change in Control (a “Qualifying Event”), vesting of any options and restricted stock granted to Mr. Teichmann during his employment with Trident will be automatically accelerated effective on the date of the Qualifying Event. In such event, the period within which he may exercise any vested options (including options as to which vesting has been accelerated), will be extended to one year following the Qualifying Event. In addition, Mr. Teichmann will receive severance benefits in an amount equal to the sum of six months’ of his salary, including base and target incentive bonus, and reimbursement of insurance premiums for up to six months of COBRA insurance coverage. Only employment that is involuntarily terminated without Cause or voluntarily terminated with Good Reason within one year of the date of a Change in Control will be deemed to constitute termination due to such Change in Control.
The following definitions are utilized in the severance arrangements with each of Messrs. Summers and Teichmann:
A “Change in Control” means:
(a) any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 who, by the acquisition or aggregation of securities, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Trident representing 50% or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote on elections of directors (the “Base Capital Stock”); except that any change in the relative beneficial ownership of our securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person’s ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person’s beneficial ownership of any securities of Trident; or
(b) the consummation of a merger or consolidation of Trident with or into another entity or any other corporate reorganization, if persons who were not stockholders of Trident immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (i) the continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity; or
(c) a change in the composition of the Board, as a result of which the individuals who immediately prior to such change constitute the Board (the “Incumbent Board”) cease to constitute a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by our stockholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board shall be considered as though such an individual were a member of the Incumbent Board; or
(d) the sale, transfer or other disposition of all or substantially all of our assets.

“Cause” means misconduct, including but not limited to: (a) conviction of a felony or any crime under the laws of the United States or any state thereof involving moral turpitude or dishonesty; (b) participation in a fraud or act of dishonesty against Trident; (c) willful conduct by the employee, which, based upon a reasonable determination by Trident, demonstrates gross unfitness to serve (other than as a result of total or partial incapacity due to physical or mental illness); or (d) intentional, material violation by the employee of any contract between the employee and Trident or any statutory duty of the employee to Trident that is not corrected within thirty (30) days after written notice to the employee.
The following definition of Good Reason is applicable to the agreement between Trident and Mr. Teichmann:
“Good Reason” means resignation by the employee of his or her employment, other than for Cause or disability, due to: (i) Trident, without his or her express written consent, assigning duties to employee or significantly reducing his or her duties, in a manner that is inconsistent with such employee’s position with Trident and responsibilities in effect immediately prior to such assignment or reduction, or Trident removing employee from such position and responsibilities (including without limitation a reduction of the lines of business, operating divisions or functional departments reporting to employee), which is not effected for disability or for Cause; (ii) a reduction in employee’s base salary and/or target bonus as in effect immediately prior to such reduction; (iii) employee’s relocation to a facility or a location more than 15 miles from our principal headquarters at the time employee commences employment without employee’s express written consent; (iv) failure or refusal of a successor to Trident to assume Trident’s obligations under his or her employment offer letter; or (v) material breach by Trident or any successor to Trident of any of the material provisions of his or her employment offer letter.
Calculation of Potential Payments Upon Termination or Change in Control
The following table presents our estimate of the dollar value of the benefits payable to our named executive officers upon a termination of employment with or without cause, or a change in our control, assuming such terminating event occurred on June 30, 2009. These benefits are in addition to accrued compensation, including paid time off, otherwise required by law to be paid through the date of termination of employment. Our annual vacation accrual policy provides that paid time off is accrued based on years of service, ranging from three weeks of paid time off through three years of service, up to a maximum of six weeks of paid time off from ten years of service and beyond. We limit the total maximum amount that can be accrued however, from 320 hours for up to three years of service, increasing to a maximum of up to 440 hours for ten years of service and beyond.
This table assumes that the termination occurred as of June 30, 2009, and, in connection with a termination that occurred as a result of a change of control, that outstanding unvested equity awards were neither assumed by the successor corporation nor replaced with a cash retention program. While we believe that the amounts shown below and the assumptions upon which they are based provide reasonable estimates of the amounts that would have been due to the named executive officers in the event that any of the circumstances described above had occurred on June 30, 2009, the actual amounts due to the named executive officers upon a triggering event will depend upon the actual circumstances and the then applicable provisions of the Executive Bonus Plan, the letter agreements and the executive officer change in control plan.

						Value of
					Value of	Restricted
				Continuation	Option	Stock
				of Benefits	Acceleration	Acceleration	Total Value
Name	Trigger	Salary	Bonus	(1)	(2)	(2)	(3)

Sylvia Summers Couder	Change in Control	$990,000	$990,000	$24,295.95	—	$294,820.38	$2,299,116.33

	Termination without Cause or for Good Reason	$495,000	$495,000	$24,295.95	—	$294,820.38	$1,309,116.33

Dr. Hungwen Li	Change in Control	$300,000	$180,000	$14,400.19	$6,403.80	$108,492.48	$609,296.47

Pete J. Mangan	Change in Control	$270,000	$162,000	$20,465.95	—	$37,025.46	$489,491.41

David L. Teichmann	Change in Control	$285,000	$213,750	$25,015.95	—	$78,996.00	$602,761.95

	Termination without Cause or for Good Reason	$142,500	$106,875	$25,015.95	—	$78,996.00	$353,386.95

	Termination for Cause	$71,250	$53,437	—	—	—	$124,687.00

Dr. Donna Hamlin	Change in Control	$227,000	$113,500	$20,690.95	—	$44,457.00	$405,647.95

(1)
Represents the aggregate value of reimbursement of COBRA benefits after the date of termination. For the purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executives will find other employment, or discount rates for determining present value.

(2)	Represents the aggregate value of the accelerated vesting of the executive officer’s unvested stock options and shares of restricted stock.

The amounts shown as the value of the accelerated stock options are based solely on the intrinsic value of the options as of June 30, 2009. For options, this was calculated by multiplying (i) the difference between the fair market value of our common stock on June 30, 2009 (being the last trading day of the fiscal year), $1.74, and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on June 30, 2009. Since the exercise price of all outstanding unvested options held by the named executive officers was greater than $1.74, other than options to purchase 24,630 shares held by Mr. Li, no additional value is represented by the acceleration of outstanding unvested options.

The amount shown as the value of the accelerated shares of restricted stock represents the fair value calculated based on the fair market value of our common stock on June 30, 2009 (being the last trading day of the fiscal year), $1.74, multiplied by the assumed number of shares of restricted stock vesting on an accelerated basis on June 30, 2009.

(3)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance (if applicable).
In addition, upon death or disability, each of our executive officers is entitled to coverage under our applicable insurance policies. Upon termination of employment as a result of disability, the executive officers are entitled to coverage up to an amount equal to two times their respective base salary, up to a maximum of $300,000; if such disability occurs as a result of a travel accident, they are entitled to an additional amount up to two times their base salary up to a maximum amount of $500,000. We also provide death benefits of an insured sum equal to two times their base salary up to $300,000, plus an additional amount equal to two times base salary up to a maximum of $500,000 if such death occurs as a result of a travel accident. We also offer life insurance coverage up to $3,000,000. Executive officers are fully vested in 100% of their account balance under the Retirement Savings Plan (401k Plan). All of our employees are eligible for continuing health coverage under COBRA; pursuant to the terms of their agreements, we pay the cost of such continuing coverage for Mr. Teichmann and Ms. Summers, as described above.

Director Compensation
The Nominating and Corporate Governance Committee reviews and recommends to the Board non-employee director compensation. We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. In setting the compensation of non-employee directors, we consider the significant amount of time that the Board members expend in fulfilling their duties to Trident as well as the experience level we require to serve on the Board. The Compensation Committee annually reviews the compensation and compensation policies for non-employee members of the Board of Directors.
The Board of Directors has adopted the following cash compensation payable to non-employee members of the Board of Directors for their service as Board members:

	Annual Cash Payment
	Annual Retainer Fees	Quarterly Payments
All Board Members (Base)	$35,000.00	$8,750.00
Chairman of the Board	$25,000.00	$6,250.00

	Audit Committee

Chair Fee	$20,000.00	$5,000.00
Member	$10,000.00	$2,500.00

	Compensation Committee

Chair Fee	$12,000.00	$3,000.00
Member	$6,000.00	$1,500.00

	Nominating and Corporate
	Governance Committee

Chair Fee	$8,000.00	$2,000.00
Member	$4,000.00	$1,000.00

	Strategy Committee

Chair Fee	$12,000.00	$3,000.00
Member	$6,000.00	$1,500.00
On July 20, 2009, the Compensation Committee approved a one-time payment to each of Mr. Raymond K. Ostby and Mr. Hans Geyer in the amount of $60,000, for their service on the Special Litigation Committee, formed in May 2007 to review and manage any claims that the Company may have relating to its historical stock option grant practices and related issues investigated by the Special Committee, including the purported stockholder derivative lawsuits wherein Trident has been named as a nominal defendant, and the investigations by the Securities and Exchange Commission and the Department of Justice. This fee is similar to the fee of $60,000 paid to the members of the Special Committee in fiscal 2008 upon completion of its work in connection with the Company’s investigation into its historical stock option granting practices and related accounting.

On January 20, 2009, the Compensation Committee of the Board of Directors of the Company approved a one-time payment of $30,000 to members of the Board, in addition to the annual retainer being paid to Board members for their Board service during fiscal year 2009, due to the decreased number of restricted stock awarded to the Board in November 2008 following the 2008 Annual Stockholders Meeting. On July 20, 2009, the Compensation Committee of the Board of Directors of the Company also approved changes to the terms of equity grants to non-employee members of the Board of Directors. Currently, nonemployee members of the Board of Directors are granted, on the date immediately following the date of each annual meeting of the Company’s stockholders, automatically and without further action of the Board of Directors, a restricted stock award (an “Annual Restricted Stock Award”) equal to such number of shares determined by the stock price to be equal to $120,000 on the date of the award. Each Annual Restricted Stock Award shall vest on the day immediately preceding the first annual meeting occurring after the date of grant of the Annual Restricted Stock Award. However, subject to certain exceptions, under the terms of the Company’s 2006 Equity Incentive Plan (the “Plan”), within any fiscal year of the Company, no non-employee Director may be granted awards which, when combined with all other equity compensation awards granted by the Company within the same fiscal year, if any, are for a number of shares of stock that exceed a pre-determined percentage of the number of shares of Stock issued and outstanding on the first day of such fiscal year. Accordingly, the Compensation Committee amended the terms of the Board of Directors compensation program such that the Annual Restricted Stock Award to be granted to non-employee members of the Board of Directors will be limited to 24,000 shares of restricted stock. In partial compensation of this reduction in value of the Annual Restricted Stock Award, the Compensation Committee increased the cash compensation payable to non-employee members of the Board of Directors by $22,000 per annum, payable following the date of the annual meeting.
In addition to the Annual Restricted Stock Award granted annually to continuing directors, each person first elected or appointed as a non-employee director shall be granted, pursuant to our 2007 Equity Incentive Plan, on the date of such initial election or appointment, automatically and without further action of the Board of Directors, an option (an “Initial Option”) to purchase 25,000 shares of common stock (such number being subject to pro rata adjustment upon a change in our capital structure); provided, however, that a member of the Board of Directors who previously did not qualify as a non-employee director is not entitled to receive an Initial Option in the event that such director subsequently becomes a non-employee director. Each Initial Option shall have an exercise price per share equal to the closing sale price per share of our common stock on the date of grant of such option, as quoted on the Nasdaq Global Market, shall have a term of ten years and, subject to the director’s continued service, shall vest and become exercisable in three substantially equal annual installments on the first three anniversaries of the date of grant of the Initial Option.
The following table sets forth information concerning the compensation earned during the fiscal year ended June 30, 2009 by each individual who served as a director at any time during the fiscal year:

	Fees Earned or		Stock	Option	Other
Name	Paid in Cash ($)		Awards($)(1)	Awards($)(1)	Compensation($)	Total($)
Glen Antle	$94,000		$107,526	—	—	$201,526
Brian Bachman	$81,000		$68,813	$183,198	—	$333,011
David Courtney	$89,000		$21,800	$23,091	—	$133,891
Hans Geyer	$147,000	(2)	$68,813	$183,198	—	$399,011
J. Carl Hsu	$77,000		$21,800	$26,055	—	$124,855
Raymond Ostby	$151,000	(2)	$68,813	$148,498	—	$368,311

(1)
The amounts shown in the “Stock Awards” and “Option Awards” columns are the compensation costs recognized in our financial statements for fiscal year 2009 related to restricted stock grants and grants of stock options to our non-employee directors in fiscal year 2009 and prior years, to the extent we recognized compensation costs in fiscal year 2009 for such awards in accordance with the provisions of SFAS 123R, excluding the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the valuation assumptions used in the SFAS 123R calculations, see Note 1 of Notes to Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies — Stock-Based Compensation” and Note 8, “Employee Benefit Plans — Equity Incentive Plans,” included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended June 30, 2009.

(2)	Includes a one-time payment in the amount of $60,000, for service on the Special Litigation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of September 30, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder who is known by us to beneficially own more than 5% of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and executive officers of Trident as a group.

	Number of Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)

Beneficial Owners of in Excess of 5%

Micronas Semiconductor Holding AG(4) Technoparkestrasse 1 Zurich, V8 CH-8005	7,000,000	9.93%

Cavalry Asset Management LP(5) One California Street San Francisco, CA 94111	5,234,792	7.42%

Renaissance Technologies LLC(6) 800 Third Ave 33th Fl New York, NY 10022	5,139,280	7.29%

Artis Capital Management, L.P. (7) One Market Plaza Spear St Tower San Francisco, CA 94105	4,634,748	6.57%

Barclays Global Investors UK Holdings LTD(8) 1 Churchill Place London, E14 5HP	3,710,237	5.26%

Executive Officers(9)

Sylvia Summers Couder(10)	388,164	*
Pete J. Mangan(11)	70,141	*
David L. Teichmann(12)	282,822	*
Christophe Chene(13)	61,100	*
Donna M. Hamlin(14)	59,150	*
Hungwen Li(15)	174,454	*
Uri Kreisman(16)	45,560	*
Richard Janney(17)	25,000	*
		*
Directors		*
		*
Glen M. Antle(18)	141,838	*
Brian R. Bachman(19)	76,172	*
David Courtney(20)	32,334	*
Hans Geyer(21)	76,172	*
Raymond K. Ostby(22)	92,838	*
J. Carl Hsu(23)	32,334	*
Directors and executive officers as a group (14 persons)(24)	1,558,079	2.21%

*	Less than 1%.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(3)
Calculated on the basis of 70,514,503 shares of common stock outstanding as of September 30, 2009, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after September 30, 2009 pursuant to grants of stock options or awards of restricted stock are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Based on a Schedule 13G filed with the Securities and Exchange Commission on May 21, 2009 by Micronas Semiconductor Holding AG.

(5)
Based on a Schedule 13F filed with the Securities and Exchange Commission on August 14, 2009 by Cavalry Asset Management LP, Cavalry Asset Management LP has sole investment discretion over all of such shares and sole voting authority over all of such shares.

(6)
Based on a Schedule 13F filed with the Securities and Exchange Commission on August 13, 2009 by Renaissance Technologies LLC, Renaissance Technologies LLC has sole investment discretion over all of such shares, sole voting authority over 4,881,842 shares and no voting authority over 257,438 shares.

(7)
Based on a Schedule 13F filed with the Securities and Exchange Commission on August 14, 2009 by Artis Capital Management, L.P., Artis Capital Management, L.P. has sole investment discretion over all of such shares and sole voting authority over all of such shares.

(8)
Based on a Schedule 13F/A filed with the Securities and Exchange Commission on September 11, 2009 by Barclays Global Investors UK Holdings LTD, Barclays Global Investors, N.A. has defined investment discretion over 2,308,409 shares, sole voting authority over 1,924,139 shares, and no voting authority over 384,270 shares. Barclays Global Fund Advisors has defined investment discretion over 1,401,828 shares and sole voting authority over all of such shares.

(9)	The address of the executive officers and directors is c/o Trident Microsystems, Inc., 3408 Garrett Drive, Santa Clara, California 95054.

(10)
Includes 171,428 shares subject to options exercisable by Ms. Summers within sixty days of September 30, 2009. Also includes 201,324 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Ms. Summers’ employment terminate prior to vesting.

(11)
Includes 26,762 shares subject to options exercisable by Mr. Mangan within sixty days of September 30, 2009. Also includes 36,286 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Mangan’s employment terminate prior to vesting.

(12)
Includes 203,944 shares subject to options exercisable by Mr. Teichmann within sixty days of September 30, 2009. Also includes 57,366 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Teichmann’s employment terminate prior to vesting.

(13)	Includes 61,100 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Chene’s employment terminate prior to vesting.

(14)
Includes 23,000 shares subject to options exercisable by Dr. Hamlin within sixty days of September 30, 2009. Also includes 27,633 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Dr. Hamlin’s employment terminate prior to vesting.

(15)
Includes 90,492 shares subject to options exercisable by Mr. Li within sixty days of September 30, 2009. Also includes 59,001 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Li’s employment terminate prior to vesting.

(16)
Includes 15,800 shares subject to options exercisable by Mr. Kreisman within sixty days of September 30, 2009. Also includes 29,760 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Kreisman’s service terminate prior to vesting.

(17)	Includes 25,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Janney’s service terminate prior to vesting.

(18)
Includes 90,000 shares subject to options exercisable by Mr. Antle within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Antle’s service terminate prior to vesting.

(19)
Includes 33,334 shares subject to options exercisable by Mr. Bachman within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Bachman’s service terminate prior to vesting.

(20)
Includes 8,334 shares subject to options exercisable by Mr. Courtney within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Courtney’s service terminate prior to vesting.

(21)
Includes 33,334 shares subject to options exercisable by Mr. Geyer within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Geyer’s service terminate prior to vesting.

(22)
Includes 50,000 shares subject to options exercisable by Mr. Ostby within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Ostby’s service terminate prior to vesting.

(23)
Includes 8,334 shares subject to options exercisable by Mr. Hsu within sixty days of September 30, 2009. Also includes 24,000 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should Mr. Hsu’s service terminate prior to vesting.

(24)
Includes 754,762 shares subject to options that are currently exercisable or will become exercisable within 60 days after September 30, 2009 beneficially owned by executive officers and directors, and 641,470 shares of restricted stock that have not yet vested and are subject to repurchase by Trident should the employee’s employment terminate prior to vesting.

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
The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2009:

Number of
	securities to be			Number of securities
	issued upon			remaining available for
	exercise of		Weighted-average	future issuance under
	outstanding		exercise price of	equity compensation
	options,		outstanding	plans (excluding
	warrants and		options, warrants	securities reflected in
Plan Category	rights		and rights	column A
Equity compensation plans approved by security holders	5,416,058	(1)	$8.43	3,321,035	(2)

Equity compensation plan not approved by security holders	1,451,803	(3)	$7.42	—

Total	6,867,861		$8.21	3,321,035

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In July 2007, we made a $0.5 million additional investment in Anchor Semiconductor, Inc. Mr. Frank C. Lin, our former Chairman and Chief Executive Officer, has also made a concurring $500,000 investment and serves as a director on Anchor Semiconductor’s Board. The combined ownership in Anchor is less than 10% of the total outstanding shares. Our investment is accounted for under the cost method.
On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter (“FRC”), demodulator (“DRX”) and audio decoder product lines from Micronas Semiconductor Holding AG (“Micronas”), a Swiss corporation. Due to the acquisition of the FRC, DRX, and audio decoder product lines from the Consumer Division of Micronas, we issued 7.0 million shares of common stock and warrants to purchase up to an additional 3.0 million shares of common stock to Micronas, and Micronas became the owner of approximately 10% of the outstanding common stock of the Company. In connection with the acquisition, we entered into the following related agreements with Micronas on or after May 14, 2009.
•
On May 14, 2009, we entered into a Service Level Agreement or (“SLA”) with Micronas. Under the SLA, Micronas agreed to provide to us specified transition services and support, including intellectual property transitional services for a limited period of time to assist us in achieving a smooth transition of the acquired products and product lines. The transition services include certain manufacturing design, maintenance and support services, sales of inventory and newly-manufactured products and certain finance and administration, IT, infrastructure, warehousing and similar services, to be provided pursuant to specified service level agreements. Moreover, on May 14, 2009, we entered into an exclusive Distributor Agreement with Micronas. Under the Distributor Agreement, Micronas served as the exclusive supplier and OEM to us on the FRC, DRX, and Audio Decoder product lines from May 15, 2009 to June 15, 2009. As of June 30, 2009, the outstanding accounts payable to Micronas was $5.5 million, and the outstanding accounts receivable from Micronas was $5.3 million.

•
We entered into a Cross License Agreement (the “Cross License”) with Micronas, pursuant to which Micronas has granted to us a royalty-free, perpetual, irrevocable, fully assignable and transferable worldwide license, including the right to sublicense, to patents that are relevant to, but not exclusive to, the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. Ownership of these patents remains with Micronas following completion of the acquisition. The license is exclusive for the first three years, subject to certain exceptions, and is non-exclusive thereafter. We have granted to Micronas a royalty-free, perpetual, irrevocable, non-exclusive, fully assignable and transferable worldwide license, including the right to sublicense, to patents exclusively relevant to the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. During the first three years, the license granted by us to Micronas is limited to use for products that are not a DRX, Audio or FRC Product. Following this three year period, Micronas may use the licensed rights on any product.

•
We entered into a Stockholder Agreement (the “Stockholder Agreement”) with Micronas, setting forth specified registration rights associated with the shares, including demand and piggyback registration rights, restrictions on transfer of the Shares and provides Micronas certain pre-emptive rights to acquire additional shares of our Common Stock. Under the Stockholders Agreement, Micronas has agreed to vote the Shares in support of acquisition proposals approved by the disinterested members of its Board of Directors, and together with the recommendation of the disinterested members of the Board of Directors on other stockholder proposals, and Micronas’ ability to engage in certain solicitations and activities encouraging support for or against proposals inconsistent with its voting agreements is restricted.

•
Micronas agreed to sublease 17,000 square footage of the office spaces located in Munich, Germany to us. We are currently using the office spaces for general and administration, research and engineering services. The lease expires on May 31, 2012.

Procedures for Approval of Related Person Transactions
Our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties; provided, however, that transactions that are with parties who become related parties as part of a larger transaction approved by the Board of Directors, such as agreements entered into in connection with acquisitions approved by the Board of Directors, may be approved by the Board of Directors rather than by the Audit Committee. In addition, the Audit Committee is responsible for reviewing and investigating conduct alleged by the Board of Directors to be in violation of our Code of Business Conduct and Ethics, and adopting as necessary or appropriate, remedial, disciplinary, or other measures with respect to such conduct. Pursuant to our Code of Business Conduct and Ethics, our employees, including our executive officers, are prohibited from entering into transactions in which personal, family or financial interests conflict or even appear to conflict with our interests or compromise such interests. Under the Code of Business Conduct and Ethics, a “conflict of interest” exists when a person’s private interest interferes in any way with our interests. A conflict situation can arise when an employee, officer or director takes action or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer or director, or a member of his or her family, receives improper personal benefits as a result of his or her position with us. Loans to, or guarantees of obligations of, employees and their family members may create conflicts of interest.
The Board of Directors has also established an Investment Committee to review and approve investments made by us into complementary technologies, businesses or entities, pursuant to parameters established in investment guidelines adopted by the Investment Committee. If we propose an investment in an entity in which one of our officers or directors is making a concurrent investment, or in which one of our officers or directors is a prior investor, the Investment Committee shall not approve the investment unless the investment by the officer or director also meets all of the guidelines required of us, and the amount of the officer’s or director’s investment does not exceed the amount of the investment to be made by us.
Independence of the Board of Directors
The Board of Directors is currently composed of seven directors and the Board of Directors has determined that six meet the NASDAQ definition of independence. Ms. Summers, as Chief Executive Officer, does not meet the definition of independence. The Board of Directors annually determines the independence of directors based on a review by the directors and the Nominating and Corporate Governance Committee. No director is considered independent unless the Board of Directors has determined that he or she has no material relationship with us, either directly or as a partner, stockholder, or officer of an organization that has a material relationship with us. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships, among others. The standards relied upon by the Board of Directors in affirmatively determining whether a director is independent are embodied in our corporate governance guidelines available on our web site at http://www.tridentmicro.com/investors. These standards reflect the NASDAQ corporate governance listing standards. Under our corporate governance guidelines, a director will not be considered independent in the following circumstances:
(a) has been employed by Trident (or by any parent or subsidiary of Trident) within the past three years;
(b) has accepted or has a family member who has accepted payments from Trident (or any parent or subsidiary of the Company) in excess of $120,000 during the current or past three fiscal years, other than for:
(i)	compensation for board or board committee service;

(ii)	payments arising solely from investments in the Company’s securities;

(iii)	compensation paid to a family member who is a non-executive employee of the Company or a parent or subsidiary of the Company; or

(iv)	benefits under a tax-qualified retirement plan or nondiscretionary compensation;
(c) has a family member who was employed as an executive officer during the past three years by the Company or any parent or subsidiary of the Company;

(d) is, or has a family member who is, an executive officer, partner or controlling stockholder of any organization to which the Company made, or from which the Company received, payment for property or services in the current or any of the past three fiscal years exceeding 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is greater, other than:
(i)	payments arising solely from investments in the Company’s securities; or

(ii)	payments under non-discretionary charitable contribution matching funds;
(e) is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company served on the compensation committee of that other entity;
(f) is, or has a family member who is a current partner of the Company’s outside auditor or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at anytime during the past three years; or
(g) has any other relationship which in the Board’s judgment might interfere with the exercise of his or her independent judgment in carrying out his or her responsibilities as a director.
In addition, members of the Audit Committee must (i) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Act of 1933, as amended, (ii) not have participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years, and (iii) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Additionally, at least one member of the Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.
In September 2009, the directors and the Nominating and Corporate Governance Committee reviewed directors’ responses to a questionnaire asking about the relationships with us (and those of their immediate family members) and other potential conflicts of interest, as well as material provided by management related to transactions, relationships, or arrangements between us and the directors or parties related to the directors. The Nominating and Corporate Governance Committee determined that each of the directors is independent, other than Ms. Summers, and that the members of the Audit, Compensation and Nominating and Corporate Governance Committees also meet the independence tests of NASDAQ. The Nominating and Corporate Governance Committee reported its conclusion to the Board of Directors, and the Board of Directors then considered each director individually and determined that none of the directors has had during the last three years (i) any of the relationships prohibited by NASDAQ rules for independence or (ii) any other material relationship with us that would compromise his or her independence; provided, however, that as Chief Executive Officer, Ms. Summers does not meet the definition of independence.

Item 14.	Principal Accounting Fees and Services.
The following table sets forth the aggregate fees billed to us for the fiscal years ended June 30, 2009 and June 30, 2008 by our principal accounting firm, PricewaterhouseCoopers LLP:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008

Audit fees (1)	$1,708,000	$3,183,000

Audit-related fees (2)	$15,000	$43,000

Tax fees (3)	$114,000	$133,000

All other fees (4)	$2,000	$7,000

Total	$1,839,000	$3,366,000

(1)
Audit Fees. Consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit-related Fees. Consists of fees, billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include accounting consultations in connection with acquisitions and attest services that are not required by state or regulation and consultations concerning financial accounting and reporting standards.

(3)
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

(4)	Other Fees. The nature of other services includes subscription to an online accounting, auditing and reporting library and other miscellaneous services.
The Audit Committee has approved all of the fees above.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, which is PricewaterhouseCoopers LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. PricewaterhouseCoopers LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Amendment:

Page Number
1. Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Consolidated Statements of Operations — For the Years Ended June 30, 2009, 2008 and 2007	4

Consolidated Balance Sheets — As of June 30, 2009 and 2008	5

Consolidated Statements of Cash Flows For the Years Ended June 30, 2009, 2008 and 2007	6

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended June 30, 2009, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

2. Financial Statement Schedules:

II — Valuation and Qualifying Accounts for each of the Years Ended June 30, 2009, 2008 and 2007	78

3. Exhibits:
The following exhibits are filed with this Amendment.

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 27, 2009

TRIDENT MICROSYSTEMS, INC.
By:	/s/ Sylvia Summers Couder
Sylvia Summers Couder
Chief Executive Officer and President

Schedule II
TRIDENT MICROSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs or
		Balance at	Charged as a	Adjustments
Fiscal		Beginning of	Reduction (Credit) to	Charged to	Balance at
Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)
2009	Allowance for sales returns	$300	$(244)	$—	$56
2008	Allowance for sales returns	$1,101	$(801)	$—	$300
2007	Allowance for sales returns	$1,475	$(374)	$—	$1,101

		Balance at
Fiscal		Beginning of	Increase	Balance at End
Year	Description	Period	(decrease)	of Period
		(In thousands)
2009	Valuation allowance for deferred tax assets	$20,820	$9,190	$30,010
2008	Valuation allowance for deferred tax assets	$23,641	$(2,821)	$20,820
2007	Valuation allowance for deferred tax assets	$24,151	$(510)	$23,641

EXHIBIT INDEX

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.