Form 10-Q
period 2009-09-30
TRIDENT MICROSYSTEMS INC
filed 2009-11-06
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2009, the number of shares of the Registrant’s common stock outstanding was 70,525,510.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2009	2008

Net revenues	$31,093	$34,782
Cost of revenues	20,592	22,707

Gross profit	10,501	12,075

Operating expenses:
Research and development	16,350	13,065
Selling, general and administrative	8,837	10,105
Restructuring charges	1,508	—

Total operating expenses	26,695	23,170

Operating loss	(16,194)	(11,095)
Interest income	81	1,266
Other income (expense), net	(614)	3,063
Loss on sale of short-term investments	—	(8,913)
Impairment loss on short-term investments	—	(429)

Loss before provision for income taxes	(16,727)	(16,108)
Provision for income taxes	429	1,861

Net loss	$(17,156)	$(17,969)

Net loss per share — basic and diluted	$(0.25)	$(0.29)

Shares used in computing net loss per share — basic and diluted	69,237	61,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
(In thousands, except par values)	2009	2009
Assets

Current assets:
Cash and cash equivalents	$160,955	$187,937
Accounts receivable, net of allowance for sales returns and doubtful accounts of $275 at September 30, 2009 and $56 at June 30, 2009	17,161	4,086
Accounts receivable from related party	628	5,289
Inventories	10,611	6,828
Prepaid expenses and other current assets	11,047	9,425

Total current assets	200,402	213,565

Property and equipment, net	26,696	27,587
Goodwill	7,848	7,708
Intangible assets, net	6,660	7,685
Other assets	9,312	6,767

Total assets	$250,918	$263,312

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,496	$10,485
Accounts payable to related party	564	5,513
Accrued expenses and other current liabilities	24,993	19,546
Income taxes payable	13,511	13,107

Total current liabilities	51,564	48,651
Long-term income taxes payable	22,098	21,658
Deferred income tax liabilities	81	81

Total liabilities	73,743	70,390

Commitments and contingencies (Notes 5 and 6)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 95,000 shares authorized; 70,515 and 69,920 shares issued and outstanding at September 30, 2009 and at June 30, 2009, respectively	71	70
Additional paid-in capital	235,542	234,134
Accumulated deficit	(58,438)	(41,282)

Total stockholders’ equity	177,175	192,922

Total liabilities and stockholders’ equity	$250,918	$263,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(17,156)	$(17,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,243	2,682
Excess tax benefits from stock-based compensation	—	(96)
Depreciation and amortization	3,303	1,895
Amortization of acquisition-related intangible assets	1,025	1,243
Loss on disposal of property and equipment	47	1
Deferred income taxes	(8)	(60)
Impairment loss on short-term investments	—	429
Impairment loss on acquisition-related intangible assets	—	387
Loss on short-term sale of investments	—	8,913
Changes in assets and liabilities:
Accounts receivable	(8,414)	2,824
Inventories	(3,783)	(1,096)
Prepaid expenses and other current assets	(643)	2,430
Accounts payable	1,786	6,937
Accrued expenses and other current liabilities	498	(2,653)
Income taxes payable	844	(1,808)

Net cash provided by (used in) operating activities	(21,258)	4,059

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	12,967
Purchases of property and equipment	(405)	(499)
Acquisition of business, net of cash acquired	(140)	—
Proceeds from sale of property and equipment	14	10
Purchases of technology licenses	(5,359)	(1,435)

Net cash provided by (used in) investing activities	(5,890)	11,043

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	166	863
Excess tax benefits from stock-based compensation	—	96

Net cash provided by financing activities	166	959

Net increase (decrease) in cash and cash equivalents	(26,982)	16,061
Cash and cash equivalents at beginning of period	187,937	213,296

Cash and cash equivalents at end of period	$160,955	$229,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc (“Trident”) and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2009 included in the Company’s annual report on Form 10-K, as amended, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending June 30, 2010.
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
Recent Accounting Pronouncements
Fair Value Measures: In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company will adopt ASU 2009-05 in the second quarter of fiscal year 2010 and is currently evaluating the impact of its pending adoption on the Company’s consolidated financial position, results of operations or cash flows.
Accounting Standards Codification (“ASC”): In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, a replacement of FASB Statement No. 162 (the “Codification”). Launched on July 1, 2009, the Codification became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for financial statements issued for the Company’s first quarter ended September 30, 2009. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
Business Combinations: In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, and recently it has been codified in Accounting Standards Codification 805 (“ASC 805”). ASC 805 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, ASC 805 requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. ASC 805 was effective for the Company during the quarter ended September 30, 2009. In connection with the proposed acquisition of certain television systems and set top box product lines of NXP, B.V., the Company incurred $2.8 million of acquisition-related expenses, which would have been capitalized under the previous acquisition accounting rules.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

(In thousands)	September 30, 2009	June 30, 2009

Cash and cash equivalents:
Cash	$54,808	$48,712
U.S. Treasuries	78,686	111,773
Certificates of deposit	27,461	27,452

	$160,955	$187,937

Inventories:
Work in process	$8,317	$4,935
Finished goods	2,294	1,893

	$10,611	$6,828

Property and equipment, net:
Building and leasehold improvements	$19,496	$19,467
Machinery and equipment	14,987	15,454
Software	4,033	3,925
Furniture and fixtures	2,285	2,277

	40,801	41,123
Accumulated depreciation and amortization	(14,105)	(13,536)

	$26,696	$27,587

Accrued expenses and other current liabilities:
Compensation and benefits	$4,587	$4,449
Contingent liabilities on certain option modifications (1)	4,336	4,336
Price rebate	4,108	1,158
Professional fees	3,869	2,687
Royalties	729	796
Deferred revenues less deferred cost of revenues	754	344
Other	6,610	5,776

	$24,993	$19,546

(1)	See Note 6, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements.
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
The following table presents goodwill balances and movements during the three months ended September 30, 2009:

(In thousands)
Balance as of June 30, 2009	$7,708
Additions	140

Balance as of September 30, 2009	$7,848

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
The Company has determined its reporting units based on the guidance in ASC 350, Intangibles — Goodwill and Other. The business lines acquired from Micronas are not yet fully integrated; therefore, as of September 30, 2009, the Company has two reporting units, the legacy business and the second reporting unit, which carries all of the Company’s goodwill balance and was created as a result of the acquisition which occurred on May 14, 2009. As no indicators of impairment were deemed to be present, no interim impairment test was performed on this goodwill balance as of September 30, 2009.
Intangible assets and impairment
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. As no indicators of impairment were deemed to be present, no interim impairment test was performed on intangible assets as of September 30, 2009.
The carrying values of the Company’s amortized acquisition-related intangible assets after the adjustment for impairment losses as of September 30, 2009 and June 30, 2009 are as follows:

	September 30, 2009			June 30, 2009
		Accumulated			Accumulated
		Amortization and			Amortization and
(In thousands)	Gross	Write-off	Net	Gross	Write-off	Net
Core and developed technologies	$28,646	$(22,319)	$6,327	$28,646	$(21,382)	$7,264
Customer relationships	2,521	(2,298)	223	2,521	(2,247)	274
Backlog	166	(56)	110	166	(19)	147
Tradename	14	(14)	—	14	(14)	—

Total	$31,347	$(24,687)	$6,660	$31,347	$(23,662)	$7,685

Amortization of core and developed technologies is recorded in cost of revenues, the amortization of customer relationships and tradename is included in selling, general and administrative expenses, and amortization of backlog is recorded in net revenues. The following summarizes the amortization expense of acquired intangible assets for the periods indicated:

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Reported as:
Net revenues	$37	$—
Cost of revenues	937	1,489
Selling, general and administrative	51	141

Total	$1,025	$1,630

As of September 30, 2009, the Company estimates the future amortization expense of acquisition-related intangible assets for the remaining nine months of fiscal year 2010, the full fiscal year ended June 30, 2011 and the full fiscal year ended June 30, 2012, to be as follows: $2.7 million, $2.5 million, and $1.5 million, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with ASC 460, Guarantees, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The Company did not have any material accrued product warranty for expected customer claims related to known product warranty issues during the three months ended September 30, 2009 and 2008.
5. COMMITMENTS AND CONTINGENCIES
Commitments
Lease Commitments
The Company leases facilities under noncancelable operating lease agreements, which expire at various dates through 2019. At September 30, 2009, future minimum lease payments under these non-cancelable operating leases for the remaining nine months of the fiscal year ended June 30, 2010, the full fiscal years ended June 30, 2011, 2012, 2013, 2014 and thereafter were as follows: $1.8 million, $1.8 million, $1.2 million, $0.3 million, $0.3 million and $1.6 million, respectively. Rental expenses for the three months ended September 30, 2009 and 2008 were $0.8 million and $0.4 million, respectively.
Purchase Commitments
Purchase commitments represent the unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing. At September 30, 2009, the Company had purchase commitments in the amount of $29.8 million that were not included in the condensed consolidated balance sheet at that date. Purchase commitments by the Company for intellectual property and software licensing purchases totaled $6.2 million and inventory purchase commitments totaled $23.6 million, of which $20.1 million and $3.4 million were from UMC and Micronas, respectively, and the remaining $0.1 million was from various vendors.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, the Company moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. The Special Litigation Committee recommended settlements with certain of the defendants and the federal court has approved these settlements preliminarily, subject to a hearing seeking final court approval. The Company cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
6. EMPLOYEE STOCK PLANS
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of September 30, 2009, the Company could grant awards under two active equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), and the 2002 Stock Option Plan (the “2002 Plan”). The Company has also adopted the 2001 Employee Stock Purchase Plan; however purchases under this plan have been suspended. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to officers, employees and consultants of Trident Technologies, Inc. (“TTI”) under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Valuation of Employee Stock Options
The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with ASC 718, Compensation — Stock compensation (“ASC 718”), which requires that share-based payments be recognized in its condensed consolidated statements of operations based on their fair values and the estimated number of shares the Company ultimately expects will vest. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer on October 23, 2007 under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.
The Company values its stock-based payment awards granted using the Black-Scholes model, except for the performance-based restricted stock award with a market condition granted under the 2006 Plan, for which the Company elected to use the Monte Carlo valuation methodology to value the award.
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
For the three months ended September 30, 2009 and 2008, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	September 30,
Employee Incentive Plans	2009	2008
Expected term (in years)	4.74	3.91
Expected volatility	68.00%	61.54%
Risk-free interest rate	2.69%	3.10%
Expected dividend rate	—	—
Weighted average fair value at grant date	$0.95	$1.40
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. The Company uses historical volatility in deriving its expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of options to purchase Trident common stock. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three months ended September 30, 2009 and 2008. The Company has not capitalized any stock-based compensation expense in inventory for the three months ended September 30, 2009 and 2008 as such amounts were immaterial.

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Cost of revenues	$3	$155
Research and development	719	1,753
Selling, general and administrative	521	774

Total stock-based compensation expense	$1,243	$2,682

During the three months ended September 30, 2009, total stock-based compensation expense recognized in income before taxes was $1.2 million, and there was no related recognized tax benefit. During the three months ended September 30, 2008 total stock-based compensation expense recognized in income before taxes was $2.7 million, and there was no related recognized tax benefit.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Stock Options Awards
The following table summarizes the Company’s stock option and restricted stock activities for the three months ended September 30, 2009:

		Options Outstanding
				Weighted
				Average
				Remaining
			Weighted	Contractual	Aggregate
(In thousands, except per share	Shares Available	Number of	Average Exercise	Term (in	Intrinsic
data and contractual term)	for Grant	Shares	Price	Years)	Value
Balance at June 30, 2009	3,321	6,868	$8.21
Plan shares expired	(143)	—	—
Granted	(99)	99	1.66
Exercised	—	(247)	1.25
Cancelled, forfeited or expired	439	(439)	10.41
Restricted stock granted (1)	(1,286)	—	—
Restricted stock cancelled (1)	215	—	—

Balance at September 30, 2009	2,447	6,281	$8.25	6.8	$2,347

Vested and expected to vest at September 30, 2009		6,085	$8.33	6.8	$2,304

Exercisable at September 30, 2009		3,511	$8.52	5.7	$1,838

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $2.59, as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of September 30, 2009 was $7.8 million, which is expected to be recognized over the weighted average service period of 2.22 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for the Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the three months ended September 30, 2009.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at June 30, 2009	1,551	$7.02
Granted	932	1.88
Vested	(349)	7.61
Forfeited	(156)	6.25

Restricted stock balance at September 30, 2009	1,978	$4.55

Both RSAs and RSUs typically vest over a three or four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award vests in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. In addition, the CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur.
The fair value of the restricted performance shares with market and service conditions was estimated at the grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. Because the service conditions were met, the stock-based compensation expenses were $0.1 million for both the three months ended September 30, 2009 and 2008. However, none of these performance-based RSAs were vested as of September 30, 2009.
As of September 30, 2009, there was $6.8 million of total unrecognized compensation cost related to RSAs granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.
Contingent Liabilities on Certain Options Modifications
Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until September 30, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended December 31, 2007.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On September 30, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which the Company’s former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal year then ended. As the SLC investigation is still in progress, the Company believes that the Company’s former CEO, two former non-employee directors and two former employees may seek compensation from the Company relating to the exercise of their fully vested stock options; therefore the contingent liability remained in the Condensed Consolidated Balance Sheet as of September 30, 2009. See also Note 5, “Contingencies,” of Notes to Condensed Consolidated Financial Statements.
7. INCOME TAXES
Pursuant to ASC 740, Income Taxes (“ASC 740”), the Company accrued $26,000 for the interest and penalties related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three months ended September 30, 2009. Included in the unrecognized tax benefit of $43.0 million at September 30, 2009 was $22.9 million of tax benefits that, if recognized, would reduced the Company’s annual effective tax rate.
8. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2009	2008

Net loss	$(17,156)	$(17,969)

Shares used in computing net loss per share — basic	69,237	61,152
Dilutive potential common shares	—	—

Shares used in computing net loss per share — diluted	69,237	61,152

Net loss per share — basic and diluted	$(0.25)	$(0.29)

Potentially dilutive securities (1)	6,281	7,620

(1)	Dilutive potential common shares consist of stock options, restricted stock awards and restricted stock units. The potentially dilutive common shares are excluded from the computation of diluted net loss per share for the above periods because their effect would have been anti-dilutive.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. FAIR VALUE MEASUREMENTS
Effective July 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as amended. The adoption of this standard was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
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
Determination of fair value
The cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2009 and June 30, 2009:

	Fair Value Measurement at Reporting Date
		Quoted Prices In	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury (1)	$78,665	$78,665	$—	$—
Certificates of deposit (1)	26,817	26,817	—	—

Total cash equivalents as of September 30, 2009	$105,482	$105,482	$—	$—

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Fair Value Measurement at Reporting Date
		Quoted Prices In	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury (1)	$111,773	$111,773	$—	$—
Certificates of deposit (1)	27,452	27,452	—	—

Total cash equivalents as of June 30, 2009	$139,225	$139,225	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in Other assets on the Company’s Condensed Consolidated Balance Sheets.
10. RESTRUCTURING
On July 27, 2009, the Company announced its plans to terminate approximately 70 employees, or approximately 10 percent of its worldwide workforce, which followed its announcement in October 2008 of a global workforce reduction of approximately 15%. The Company is undertaking a number of cost reduction activities, including workforce reductions and termination of lease agreements, in an effort to lower its quarterly operating expense run rate in response to the current demand environment. Under the restructuring plan, the Company incurred restructuring charges of approximately $1.5 million for the three months ended September 30, 2009, and all of which were cash expenditures. All restructuring activities are expected to be fully completed and all associated restructuring costs will be paid by March 31, 2010.
The following table sets forth an analysis of the components of the restructuring charges and the payments made through September 30, 2009:

	Three Months Ended
	September 30,	September 30,
(In thousands)	2009	2008

Restructuring liabilities, beginning of period	$—	$—
Severance and related charges	1,503	—
Net cash payments	(1,469)	—

Restructuring liabilities, end of period	$34	$—

11. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media business segment designs, develops and markets integrated circuits for digital media applications, such as digital television and liquid crystal display, or LCD, television.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by region are classified based on the locations of the customers’ principal offices even though customers’ revenues are attributable to end customers that may be located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended
	September 30,
(In thousands)	2009	2008

Revenues:
South Korea	$13,586	$294
Europe	8,586	4,733
Asia Pacific	5,273	5,589
Japan	3,333	23,955
Americas	315	211

Total revenues	$31,093	$34,782

Major Customers
The following table shows the percentage of the Company’s revenues during the three months ended September 30, 2009 and 2008 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Three Months Ended
	September 30,
	2009	2008

Revenues:
Samsung Electronics, Co., Ltd.	27%	*
LG Eletronics Inc.	15%	*
Philips Consumer Electronics International B.V.	11%	*
Midoriya Electric Co., Ltd. (distributor supplying Sony)	*	52%
Sharp Corporation	*	13%

*	Less than 10% of net revenues.
As of September 30, 2009, the Company had a high concentration of accounts receivable with one major customer, which accounted for 62% of total gross accounts receivable.
12. BUSINESS COMBINATIONS
Frame Rate Converter, Demodulator and Audio Decoder product lines of the Consumer Division of Micronas Semiconductor Holding AG
On May 14, 2009, the Company completed its acquisition of the selected assets of the FRC, DRX, and audio product lines of Micronas (the “Business”). In connection with the acquisition, the Company issued 7.0 million shares of its common stock, representing approximately 10% of its outstanding common stock, and warrants to acquire up to 3.0 million additional shares of its common stock, with a fair value of approximately $12.1 million and incurred approximately $5.3 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.4 million.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Unaudited Pro Forma Financial Information
The results of operations of the Business have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on May 14, 2009. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the Business occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

Three Months Ended
September 30, 2008

Pro forma net revnues	$81,429
Pro forma net loss	$(20,473)
Pro forma net loss per share — basic and diluted	$(0.30)
13. RELATED PARTY TRANSACTIONS
On May 14, 2009, the Company entered into a Service Level Agreement or (“SLA”) with Micronas, which owns approximately 10% of Trident’s outstanding common stock. Under the SLA, Micronas agreed to provide to the Company specified transition services and support, including intellectual property transitional services for a limited period of time to assist the Company in achieving a smooth transition of the acquired products and product lines. The transition services include certain manufacturing design, maintenance and support services, sale of inventory and newly-manufactured products and certain finance and administration, IT, infrastructure, warehousing and similar services, to be provided pursuant to specified service level agreements. As of September 30, 2009, the Company incurred $0.9 million in SLA charges with Micronas. As of September 30, 2009, the outstanding accounts receivable from Micronas was $0.6 million. In addition, the outstanding accounts payable to Micronas for production cost and transition services totaled $2.5 million and $0.6 million, respectively, which was included as a component of accounts payable and accounts payable to related party, respectively on the Condensed Consolidated Balance Sheet.
14. SUBSEQUENT EVENT
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
The Company evaluated subsequent events through November 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” above. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on June 30 of each year.
Overview
We design, develop and market integrated circuits, or ICs, for digital media applications, such as digital television, or DTV, and liquid crystal display television, or LCD TV. Our system-on-a-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Our discrete products include frame rate converter, or FRC, demodulator, or DRX, and audio decoder products. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, for the personal computer, or PC, market, and since 1999 for digital TVs, or DTVs, in the consumer television market.
Business structure
Since June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we have focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company that was liquidated by Trident as of June 30, 2009. Since September 1, 2006, we have conducted this business primarily through our Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects are conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed as TMBJ. Operations and field application engineering support and certain sales activities are conducted through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates.
On May 14, 2009, we completed the acquisition of selected assets of the FRC, DRX and audio decoder product lines from Micronas Semiconductor Holding AG or Micronas, a Swiss corporation. In connection with the acquisition, we established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH or TMEU, Trident Microsystems Nederland B.V. or TMNM and Trident Microsystems Holding B.V. or TMH to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
In fiscal year ended June 30, 2009, we established a new subsidiary in South Korea, Trident Microsystems (Korea) Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems (Hong Kong) Limited, or TMHK, to handle sales and inventory distribution for the entire company. Trident Multimedia Systems, Inc., or TMS, was inactive at September 30, 2009. References to “we,” “our,” “Trident” or the “Company” in this report refer to Trident Microsystems, Inc. and our subsidiaries, including TMBJ, TMK, TMFE, TML, TMT, TMHK, TMEU, TMNM, TMS, TMTW and TTI.

Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. We consider the following critical accounting policies to be affected by critical accounting estimates: revenue recognition, allowance for sales returns and pricing adjustments, stock-based compensation expense, the assessment of recoverability of long-lived assets including goodwill, acquisition-related intangible assets and purchased intangible assets, investments, inventories, product warranty, income taxes, litigation and other loss contingencies and accrued expenses. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for fiscal year 2009. Except for allowance for doubtful accounts, there are no changes to the description of these critical accounting estimates subsequent to June 30, 2009.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Prior to the Micronas acquisition, customers either prepaid for our products or were offered net 30 days credit terms. As a result of the Micronas acquisition, more customers receive open account credit terms. If the financial conditions of any customer were to deteriorate, resulting from impairment of its ability to make payments, additional allowances could be required.
Results of Operations
Financial Data for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.
Net Revenues
Our net revenues are generated by sales of our discrete and SoC products, which represented 92% and 8%, respectively, of our net revenues for the three months ended September 30, 2009. We sell our products primarily to digital television original equipment manufacturers, or OEMs, in South Korea, Europe, Asia Pacific and Japan, either directly or through their supplier channels. We consider these OEMs to be our customers and historically, significant portions of our revenues have been generated by sales to a relatively small number of customers.
The acquisition of the selected assets of the frame rate converter or FRC, demodulator or DRX, and audio decoder product lines and IP from Micronas significantly strengthened our system-on-chips or SoC capabilities and enabled us to win the large, strategic OEMs. For the three months ended September 30, 2009, 76% of our revenues were from FRC, DRX, and audio decoder product lines that we acquired from Micronas on May 14, 2009.
From time to time, our key customers may cancel purchase orders from us, thereby causing our quarterly net revenues to fluctuate significantly. We expect that these fluctuations could continue due to the uncertainty in the current economic environment. Our products are manufactured primarily by two foundries: United Microelectronics Corporation, or UMC, based in Taiwan and Micronas Semiconductor Holding AG, or Micronas, based in Germany.
All of our revenues to date have been denominated in U.S. dollars and Euros.
Net revenues comparison by dollars

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Revenues by regions (1)
South Korea	$13,586	$294	$13,292	4521%
Europe	8,586	4,733	3,853	81%
Asia Pacific	5,273	5,589	(316)	(6%)
Japan	3,333	23,955	(20,622)	(86%)
Americas	315	211	104	49%

Total net revenues	$31,093	$34,782	$(3,689)	(11%)

Net revenues comparison by percentage of total net revenues

	Three Months Ended
	September 30,
	2009	2008	Variance

Revenues by region (1)
South Korea	43.7%	0.8%	42.9%
Europe	27.6%	13.6%	14.0%
Asia Pacific (2)	17.0%	16.1%	0.9%
Japan	10.7%	68.9%	(58.2%)
Americas	1.0%	0.6%	0.4%

Percentage of net revenues	100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.
Digital media product revenues represented substantially all of our total revenues in the three months ended September 30, 2009 and 2008. Our digital media products include integrated circuit chips used in digital television and LCD TV. Net revenues are revenues less reductions for rebates and allowance for sales returns.
During the three months ended September 30, 2009, net revenues increased in all regions except Japan and Asia Pacific. Revenues in South Korea and Europe increased significantly during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to the full-quarter impact of the product lines that we acquired from Micronas on May 14, 2009. Revenues in Japan decreased primarily due to the absence of major design wins for our discrete or SoC products at tier one customers.
Historically, a relatively small number of customers have accounted for a significant portion of our revenues. The following table shows the percentage of our revenues for the three months ended September 30, 2009 and 2008 that was derived from customers who individually accounted for more than 10% of revenues in each year:

	Three Months Ended
	September 30,
	2009	2008

Revenues:
Samsung Electronics, Co., Ltd.	27%	*
LG Eletronics Inc.	15%	*
Philips Consumer Electronics International B.V.	11%	*
Midoriya Electric Co., Ltd. (distributor supplying Sony)	*	52%
Sharp Corporation	*	13%

*	Less than 10% revenue.
The DTV market is very concentrated. The two largest Korean OEMs together currently comprise approximately 42% of our revenues. Roughly 60% of our revenues are controlled by four customers and 75% of the revenues are controlled by our top ten customers. See Note 11, “Segment and Geographic Information and Major Customers,” of Notes to Condensed Consolidated Financial Statements, included in Part I of this Report.
We expect that a small number of our customers will continue to account for a substantial portion of our net revenues in fiscal year 2010. The composition of our top customers has varied in the past and will likely continue to vary from period to period. The primary factors that cause the composition of our top customers to change are (i) design wins, (ii) product mix changes with our top customers and (iii) future demand from consumers who purchase digital televisions and LCD TVs.

Gross Margin

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Gross profit	$10,501	$12,075	$(1,574)	(13%)
Gross margin	33.8%	34.7%
Cost of revenues includes the cost of purchasing wafers manufactured by an independent foundry, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, freight, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquisition-related intangible assets.
Gross margin is calculated as net revenues less cost of revenues as a percentage of net revenue. Gross margin has continued to be impacted by our product mix and volume of product sales, including sales to high volume customers, royalties, competitive pricing programs, product warranty costs, provisions for excess and obsolete inventories, and costs associated with operational support.
Gross margin for the three months ended September 30, 2009 decreased 0.9 percentage points compared to the three months ended September 30, 2008 primarily due to (i) a 7.3 percentage point decrease in gross margin due to price erosion on average selling prices and product mix change, (ii) a 3.2 percentage point decrease in gross margin due to lower revenues that did not offer the economies of scale needed to cover fixed manufacturing support costs and higher freight costs, partially offset by (iii) a 5.1 percentage point increase in gross margin due to a $1.3 million decrease in additional general inventory reserve during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, (iv) a 2.8 percentage point increase in gross margin due to the absence of intangible assets impairment during the three months ended September 30, 2009 compared to a $0.8 million write down of intangible assets during the three months ended September 30, 2008 and (v) a 1.5 percentage point increase in gross margin due to lower royalties on product mix change.
The net impact on gross profit of the additions to inventory reserves and sales of previously reserved products is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2009	2008
Additions to inventory reserves	$63	$1,385
Sales of previously reserved products	(415)	(1,057)

Net (increase) decrease in gross profit	$(352)	$328

In three months ended September 30, 2009, as shown in the table above, revenues from the sale of previously reserved products were $0.4 million or 1% of total net revenues. Due to the previously recorded reserves, no cost of revenues was reflected with respect to these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. In addition, we recorded additional inventory reserves for the three months ended September 30, 2009 in the amount of approximately $0.1 million.
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

Research and Development

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Research and development	$16,350	$13,065	$3,285	25%
Percentage of net revenues	52.6%	37.6%
Research and development expenses consist primarily of personnel-related expenses, including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products, and depreciation of property and equipment. Because the number of new designs we release to our third-party foundries can fluctuate from period to period, research, development and related expenses may fluctuate significantly.
The increase in research and development expenses for the three months ended September 30, 2009 compared to September 30, 2008 was primarily due to (i) a $2.4 million increase in salary and payroll-related expenses associated with increased employee headcount acquired from Micronas, (ii) a $1.3 million increase in amortization of intellectual property (“IP”) due to the increased expenditure for third-party IP licenses, , partially offset by (iii) a $1.0 million decrease in stock-based compensation expense.
Selling, General and Administrative

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Selling, general and administrative	$8,837	$10,105	$(1,268)	(13%)
Percentage of net revenues	28.4%	29.1%
Selling, general and administrative expenses consist primarily of personnel related expenses including salaries, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
The decrease in selling, general and administrative expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, resulted primarily from (i) a $2.8 million decrease in legal fees, which included $1.6 million of insurance reimbursement for Director’s and Officer’s insurance and a $1.2 million decrease in legal fees due to reduced activity of the stock option investigation, (ii) a $1.0 million decrease in sales commission paid to distributors’ representatives due to product mix change and the decrease in overall revenues, (iii) a $0.6 million decrease in consulting fees, (iv) a $0.6 million decrease in stock-based compensation expense, partially offset by (v) a $2.8 million increase in professional fees related to the proposed acquisition of NXP’s television and set-top-box product lines, and (vi) a $0.9 million increase in salary and payroll-related expenses associated with increased employee headcount in the three months ended September 30, 2009 compared to same period in the prior year.
Loss on Sale of Short-term Investments

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Loss on sale of short-term investments	$—	$(8,913)	$8,913	(100%)
Percentage of net revenues	0.0%	25.6%
During the three months ended September 30, 2008, we sold 50.2 million shares of UMC common stock for net proceeds of $16.6 million and recorded a loss on the sale of $8.9 million.

Restructuring Charges

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Restructuring charges	$1,508	$—	$1,508	100%
Percentage of net revenues	4.8%	0.0%
Restructuring expenses consist of employee severance and other exist costs. During the three months ended September 30, 2009, we reduced the number of our employees by approximately 70 employees worldwide.
Interest Income

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Interest income	$81	$1,266	$(1,185)	(94%)
Percentage of net revenues	0.3%	3.6%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and treasury bills. The average interest rates earned during the three months ended September 30, 2009 and 2008 were 0.1% and 0.6%, respectively. The decrease in the interest income for the three months ended September 30, 2009 was primarily due to (i) a decrease in our average cash and cash equivalent balances from $229 million as of September 30, 2008 to $161 million as of September 30, 2009, (ii) a reduction in the federal funds rate from 1.81% to 0.15% by the Federal Reserve Bank and (iii) a larger percentage of our investment portfolio invested in lower yielding U.S. Treasuries during the three months ended September 30, 2009 compared to a larger percentage of our investment portfolio invested in money market funds during the three months ended September 30, 2008.
Other Income (expense), Net

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Other income (expense), net	$(614)	$3,063	$(3,677)	(120%)
Percentage of net revenues	(2.0%)	(8.8%)
Other income (expense), net primarily represents dividend income received from our investments and the foreign currency remeasurement gain or loss. The decrease in other income (expense), net for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was primarily attributable to (i) a $2.0 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in the first quarter of fiscal year 2009 compared to a $0.6 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar in the first quarter of fiscal year 2010, and (ii) a $1.2 million decrease in dividend income during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the sale of the UMC investment during the first quarter of fiscal year 2009.

Provision for Income Taxes

	Three Months Ended
	September 30,
			Dollar	Percent
(Dollars in thousands)	2009	2008	Variance	Variance

Provision for income taxes	$429	$1,861	$(1,432)	(77%)
Effective income tax rate	2.6%	11.6%
The effective income tax rate for the three months ended September 30, 2009 decreased by 9 percentage points compared to the three months ended September 30, 2008. The decrease was primarily due to the decrease in amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group was completed during the fiscal year ended June 30, 2009.
Liquidity and Capital Resources
Cash and cash equivalents totaled $161 million and $188 million at September 30, 2009 and June 30, 2009, respectively.
At September 30, 2009, approximately $53.4 million, or 33%, of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $107.6 million, or 67% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. The net decrease in cash and cash equivalents is primarily driven by (i) significant losses from operations, (ii) a significant increase in accounts receivable, (iii) a decrease in accounts payable and (iv) an increase in work in progress inventory.
Our primary cash inflows and outflows for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008

Net cash flow provided by (used in):
Operating activities	$(21,258)	$4,059
Investing activities	(5,890)	11,043
Financing activities	166	959

Net increase (decrease) in cash and cash equivalents	$(26,982)	$16,061

Cash Flows from Operating Activities
Cash provided by or used in operating activities is net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the three months ended September 30, 2009, cash used in operating activities was $21.3 million compared to $4.1 million cash provided by operating activities for the three months ended September 30, 2008. The decrease was primarily due to reduced collections from accounts receivable, increased payments on accounts payable and more work in progress inventory built at September 30, 2009 in order to meet customer needs.
On our condensed consolidated balance sheet as of September 30, 2009, accounts receivable increased compared to September 30, 2008, primarily due to significantly more customers receiving credit terms when these new customers were acquired in connection with the Micronas acquisition. Accounts payable decreased due to the general timing of payments.
Cash Flows from Investing Activities
Cash provided by investing activities consist primarily of capital expenditures and purchases of intellectual property and cash used for business combinations. For the three months ended September 30, 2009, cash used in investing activities was $5.9 million compared to $11.0 million cash provided by investing activities for the three months ended September 30, 2008. The decrease in net cash provided by the investing activities was primarily attributable to (i) a $13.0 million in cash received from the sale of short-term investments during the three months ended September 30, 2008, which did not occur in the three months ended September 30, 2009 and (ii) a $3.9 million increase in software licenses and intellectual property acquired during the three months ended September 30, 2009.

Cash Flows from Financing Activities
Cash provided by financing activities consists of cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation. Cash provided by financing activities for the three months ended September 30, 2009 was $0.2 million compared to $1.0 million for the three months ended September 30, 2008. The decrease in net cash provided by financing activities in the three month period ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a $0.7 million decrease in cash proceeds from issuance of common stock to employees upon exercise of stock options.
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash and cash equivalents are held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future.
On October 4, 2009, Trident and TMFE entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap (“NXP”), providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (the “NXP Transaction”). Under the terms of the Share Exchange Agreement, NXP will receive newly issued shares of Trident common stock equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) on the date of closing (the “Closing Date”) in exchange for the contribution of selected assets and liabilities of the Business and cash proceeds in the amount of $30 million (the “Cash Payment”). The NXP Transaction has been unanimously approved by the Board of Directors of the Company and TMFE and by the Supervisory Board of NXP, however, it is subject to certain customary closing conditions. See Note 14, “Subsequent Event,” to the Notes to Condensed Consolidated Financial Statements in Part I of this Report. If the NXP Transaction closes as currently contemplated, we believe our resources as of the closing date would continue to be sufficient to meet our needs for at least the next twelve months.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 53 days as of September 30, 2009 compared to 4 days as of September 30, 2008. The increase in DSO was primarily due to significantly more customers receiving open account credit terms when these new customers were acquired through the Micronas acquisition.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Less than 1
(Dollars in millions)	Year	1 - 3 Years	3 - 5 Years	Beyond	Total

Operating Leases (1)	$2.2	$2.6	$0.6	$1.6	$7.0
Purchase obligations (2)	29.8	—	—	—	29.8
Foreign income tax (3)	11.7	—	—	—	11.7

Total	$43.7	$2.6	$0.6	$1.6	$48.5

(1)	We lease office space and have entered into other lease commitments in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, and The Netherlands. Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 30, 2009.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

(3)	Foreign income tax represents an estimated tax withholding payment of approximately $12 million related to the liquidation of a foreign subsidiary, which is included in income taxes payable as of September 30, 2009.
As of September 30, 2009, long-term income tax payable under FIN 48 was $22.9 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2009 presented above.
Contingencies
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, the Company moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. The Special Litigation Committee recommended settlements with certain of the defendants and the federal court has approved these settlements preliminarily, subject to a hearing seeking final court approval. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, the contingent liability remained in the Condensed Consolidated Balance Sheet as of September 30, 2009.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
Fair Value Measures: In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt ASU 2009-05 in the second quarter of fiscal year 2010 and is currently evaluating the impact of its pending adoption on its consolidated financial position, results of operations or cash flows.
Accounting Standards Codification (“ASC”): In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification was effective for financial statements issued for our first quarter ended September 30, 2009. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

Business Combinations: In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, and recently it has been codified in ASC 805. ASC 805 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, ASC 805 requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. ASC 805 was effective for us during this current quarter ended September 30, 2009 and in connection with the proposed acquisition of certain product lines of NXP, Inc., we incurred $2.8 million of acquisition-related expenses, which would have been capitalized under the previous acquisition accounting rule.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
We currently have operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of our operations is the U.S. dollar. Approximately $107.6 million, or 67% of our cash and cash equivalents, is held outside the United States, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Moreover, personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States. Since we acquired certain product lines from Micronas in May 2009, we have also incurred some manufacturing and related expenses in Euros.
While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies, such as Euros. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. We will continue to analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future. Since we have research and development facilities in Shanghai and Beijing, China, Munich and Freiburg, Germany, Nijmegen, The Netherlands and sales liaison offices in Shanghai, Beijing, Shenzhen, China, Singapore, and South Korea, a large percentage of our international operational expenses are denominated in foreign currencies. As a result, foreign currency exchange rate volatility, particularly in Euros and China’s currency, Renminbi, could negatively or positively affect our operating costs in the future.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, we have approximately $161.0 million in cash and cash equivalents, of which $55.5 million is cash, $26.8 million is invested in certificates of deposit, and $78.7 million is invested in U.S treasury bills. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk; however, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Investment risk
Investment in Privately Held Companies
We are exposed to changes in the value of our investments in privately-held companies and funds, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies was approximately $2.1 million, which is included in “Other assets” on the Condensed Consolidated Balance Sheet as of September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, as of the end of such period, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
In May 2009, we acquired three product lines from Micronas Semiconductor Holding AG, a Swiss Corporation. Micronas operated under its own set of systems and internal controls. We have completed incorporating Micronas’ processes into our own systems and control environment at September 30, 2009. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. There was no other change in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. The Board of Directors has appointed a Special Litigation Committee (“SLC”), composed solely of independent directors, to review and manage any claims that we may have relating to the stock option grant practices investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, the Company moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. The Special Litigation Committee recommended settlements with certain of the defendants and the federal court has approved these settlements preliminarily, subject to a hearing seeking final court approval. We cannot predict whether these actions are likely to result in any material recovery by or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.
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

On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with our former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us. On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with ASC 450, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2009.
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
We may fail to realize some or all of the anticipated benefits of the proposed NXP Transaction, which may adversely affect the value of our common stock.
On October 4, 2009, Trident and its wholly-owned subsidiary Trident Microsystems (Far East), Ltd., (“TMFE”), a corporation organized under the laws of the Cayman Islands entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap (“NXP”), providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (“Transaction”).
The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the television systems and set top box business lines acquired from NXP with its legacy operations. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business lines with our legacy operations and integrate our respective operations, technologies and personnel following the completion of the Transaction. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Transaction may not be realized fully or at all or may take longer to realize than expected and the value of Trident’s common stock may be adversely affected. In addition, the overall integration of the business lines is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our following completion of the Transaction.
We have operated and, until the completion of the Transaction, will continue to operate, independently, of NXP. It is possible that the integration process could result in the loss of key employees and other senior management, result in the disruption of our business or adversely affect our ability to maintain relationships with customers, suppliers, distributors and other third parties, or to otherwise achieve the anticipated benefits of the Transaction.
Specifically, risks in integrating the operations of the business lines acquired from NXP into our operations in order to realize the anticipated benefits of the Transaction include, among other things:
•	failure to effectively coordinate sales and marketing efforts to communicate our product capabilities and expected product roadmap following completion of the Transaction;

•	failure to compete effectively against companies already serving the broader market opportunities expected to be available to us and our expanded product offerings;

•	failure to successfully integrate and harmonize financial reporting and information technology systems of Trident and NXP.

•	retaining NXP customers and strategic partners of products that we have acquired with the Transaction;

•	retaining key Trident employees and retaining and integrating key employees acquired from NXP;

•	coordinating research and development activities to enhance the introduction of new products and technologies utilizing technology acquired in the Transaction, especially in light of rapidly evolving markets for those products and technologies;

•	managing effectively the diversion of management’s attention from business matters to integration issues;

•	combining product offerings and incorporating acquired technology and rights into our product offerings effectively and quickly;

•	integrating sales efforts so that new customers acquired with the Transaction can easily do business with us;

•	transitioning all facilities to a common information technology environment;

•	combining our business culture with the business culture previously operated by NXP;

•	anticipating the market needs and achieving market acceptance of our products and services utilizing the technology acquired in the Transaction; and

•	complying with local laws as we take steps to integrate and rationalize operations in diverse geographic locations.

Integration efforts will also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the Transaction.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business lines acquired from NXP into our own, or to realize the anticipated benefits of the integration following completion of the Transaction. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.
NXP will own approximately 60% of Trident’s outstanding shares of common stock after completion of the transaction, which could cause NXP to be able to exercise significant influence over the outcome of various corporate matters and could discourage third parties from proposing transactions resulting in a change in our control.
Immediately upon closing of the Transaction, NXP is expected to own approximately 60% of our issued and outstanding shares of common stock and NXP will have the ability to elect four of the nine members of our board of directors. Although the Stockholders Agreement imposes limits on NXP’s ability to take specified actions related to the acquisition of additional shares of Trident capital stock and the voting of its shares of common stock, among other restrictions, NXP will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of our company or its assets. NXP’s ownership could affect the liquidity in the market for our common stock.
Furthermore, the ownership position of NXP could discourage a third party from proposing a change of control or other strategic transaction concerning Trident. As a result, our common stock could trade at prices that do not reflect a “control premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as NXP’s ownership interest.
Some of our current directors and executive officers have interests in the Transaction that may differ from the interests of our stockholders, and these persons may have conflicts of interest in recommending approval of the Transaction.
Some of the members of management and our board of directors may have interests in the Transaction that differ from, or are in addition to, their interests as stockholders. These interests include:
•	the rights of certain officers to receive payments or other benefits, including grants of equity awards, following the completion of the transaction; and

•	the continuing service of several of Trident’s existing directors and executive officers following the closing date.
These interests could cause management or members of our board of directors to have a conflict of interest in recommending approval of the Transaction to our stockholders.

Sales by NXP of the shares of our common stock acquired in the Transaction following the two year lock up period could cause our stock price to decrease.
The sale of shares of common stock that NXP receives in the transaction will be restricted, but NXP may begin to sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended, or in accordance with Rule 144 under the Securities Act, following the second anniversary of the closing of the Transaction. We have entered into a Stockholders Agreement with NXP, which includes registration rights and which will give NXP the right to require us to register all or a portion of its shares of common stock at any time following the two year lock up period, subject to certain limitations. The sale of a substantial number of shares of common stock by NXP or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.
Failure to complete the Transaction could negatively impact our stock price and our future business and financial results.
If the Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:
•	We may be required to pay NXP a termination fee of up to $6 million if the Transaction is terminated under certain circumstances;

•	We will be required to pay certain costs relating to the Transaction, including substantial legal, accounting and related consulting fees, whether or not the Transaction is completed;

•	under the Share Exchange Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transaction which may affect our ability to execute certain of our business strategies; and

•	matters relating to the Transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.
We also could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Share Exchange Agreement. If the Transaction is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.
We will incur significant transaction and Transaction-related costs in connection with the Transaction.
We expect to incur a number of non-recurring costs associated with combining the operations of business lines acquired from NXP with our own business. The substantial majority of non-recurring expenses resulting from the Transaction will be comprised of transaction costs related to the Transaction, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and Transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.
We must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the Transaction, and failure to do so could negatively affect our operations.
For the Transaction to be successful, during the period before the Transaction is completed, we must continue to retain, motivate and recruit executives and other key employees. We also must be successful at retaining key employees following the completion of the Transaction. Experienced executives are in high demand and competition for their talents can be intense. Employees may experience uncertainty about their future role with us until, or even after, strategies with regard to our operations and product development following completion of the Transaction are announced or executed. These potential distractions of the Transaction may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees during the period prior to or after the completion of the Transaction could have a material and adverse impact on our business.

Required regulatory and third party approvals may not be obtained or may contain materially burdensome conditions, which could harm our business
Completion of the Transaction is conditioned upon the receipt of certain governmental and third party approvals, and there can be no assurance that any required approvals will be obtained in a timely manner or at all. In addition, the governmental authorities and other third parties from which any approvals are required may impose conditions on their approval that require changes to the terms of the Transaction. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Transaction or reducing the anticipated benefits of the Transaction. If we become subject to any material conditions in order to obtain any approvals required to complete the Transaction, our business and results of operations following completion of the Transaction may be adversely affected.
Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions which may be favorable to our stockholders.
Until the Transaction is completed or the Share Exchange Agreement is terminated, with limited exceptions, the Share Exchange Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations with a party other than NXP. We have agreed to pay NXP a termination fee of $6 million under specified circumstances. These provisions could discourage other companies from proposing alternative transactions which may be more favorable to our stockholders than the Transaction.
We may be unable to successfully integrate the assets and operations that were acquired from Micronas.
On May 14, 2009, we completed the purchase of selected assets of the frame rate converter, demodulator and audio decoder product lines of Micronas (“the Purchase”). We continue to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration has and will continue to require significant efforts, including the coordination of future product development and sales and marketing efforts. These integration efforts continue to require resources and management’s time and efforts. The challenges involved in the integration of the Purchase include, but are not limited to, the following:
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
Our success depends to a significant degree on the continued employment of key personnel, some of whom have only worked together for a short period of time, as well as upon our ability to retain and motivate key employees that joined us from Micronas, and failure to do so could seriously harm our financial results and operations.
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
In addition to the consideration being paid to Micronas for the acquisition, as of September 30, 2009, we have incurred and accrued direct transaction costs of approximately $5.3 million associated with the Purchase. Furthermore, we may incur charges to operations, which are not currently reasonably estimable, “in the quarter after” the acquisition completed, to reflect costs associated with integrating the Purchase. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Purchase. If the benefits of the Purchase do not exceed the costs the Purchase, our financial results may be adversely affected.
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
As a result of the difficult global macroeconomic and industry conditions, we have implemented restructuring and workforce reductions, and may be required to make additional such reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our Company during the second quarter of fiscal year ended June 30, 2009 and first quarter of fiscal year ended June 30, 2010, reducing our workforce and implementing other cost saving initiatives. We recorded restructuring charges of $0.8 million in the second quarter of the fiscal year ended June 30, 2009 and $1.5 million in the first quarter of the fiscal year ended June 30, 2010 as a result of these actions, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek employment with companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.
We depend on a small number of large customers for a significant portion of our sales. The loss of, a significant reduction in or cancellation of sales to any key customer would significantly reduce our revenues.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. Sales to customers in South Korea, Europe, Asia Pacific and Japan collectively accounted for over 99% of our total revenues in the quarter ended September 30, 2009.
For the three months ended September 30, 2009, approximately 53% of our revenues were derived from sales to three major customers, Samsung, Sharp and Philips. In Philips’ case, the Company’s sales were principally made to three contract manufacturers that supply Philips. Substantially all of our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.

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
Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in the fiscal year 2009 was uncertain, and that uncertainty continued through the first quarter of fiscal year 2010. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results for additional quarters during fiscal 2010.
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
Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions, as described in Part II, Item 3, “Legal Proceedings.” Any of these actions could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. In addition, the restatements of our previous financial results and the ongoing regulatory proceedings and government inquiries could impact our relationships with customers and our ability to generate revenues.

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
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, the Company moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. The Special Litigation Committee recommended settlements with certain of the defendants and the federal court has approved these settlements preliminarily, subject to a hearing seeking final court approval. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
We are required under generally accepted accounting principles in the United States of America to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our condensed consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions are based on historical data and internal estimates developed as part of our long-term planning process. Previously, we evaluated the visibility of our STB business in China and determined that the STB business in China was not directly aligned with our core strategy of pursuing DTV market opportunities. Accordingly, we decided not to allocate resources to the STB business concurrent with the acquisition of certain business lines from Micronas. Instead, we determined to utilize these resources to further penetrate and develop the SoC market. Our growth estimates were based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.

We may face risks resulting from the failure to allow former employees to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended March 31, 2008, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel that entire individual’s fully vested stock options. Also during the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price during fiscal year ended June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2009. On October 27, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us from the date of execution until February 8, 2010. We may incur charges in the future related to claims that may be made by these individuals which may be material.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.3	Amended and Restated Bylaws. (4)

3.4	Amendment to Article VIII of the Bylaws. (5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws. (6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate. (7)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (8)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009. (9)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (10)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer. (10)

32.1	Section 1350 Certification of Chief Executive Officer. (10)

32.2	Section 1350 Certification of Chief Financial Officer. (10)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003, and as further amended by exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(10)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: November 6, 2009	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.3	Amended and Restated Bylaws. (4)

3.4	Amendment to Article VIII of the Bylaws. (5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws. (6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate. (7)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (8)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009. (9)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (10)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer. (10)

32.1	Section 1350 Certification of Chief Executive Officer. (10)

32.2	Section 1350 Certification of Chief Financial Officer. (10)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated March 31, 2004.

(4)	Incorporated by reference to exhibit of the same number to the Company’s Form 10-Q dated December 31, 2003, and as further amended by exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(10)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted for portions of this agreement.