Form 10-KT
period 2009-12-31
TRIDENT MICROSYSTEMS INC
filed 2010-03-15
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☑	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2009 to December 31, 2009

Commission File Number: 0-20784

TRIDENT MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0156584
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3408 Garrett Drive, Santa Clara, California (Address of principal executive offices)	95054-2803 (Zip Code)

(408) 764-8808
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $83,596,243 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2010, the number of shares of the Registrant’s common stock outstanding was 175,152,987.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders — Part III of this Form 10-K.

TRIDENT MICROSYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our,” “Trident” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Change in Fiscal Year End

On November 16, 2009 the Board of Directors approved a change in the fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

Overview

Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident,” “we,” “our” and “us”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. We design, develop and market integrated circuits, or ICs, and related software for processing, displaying and transmitting high quality audio, graphics and images in home consumer electronics applications such as digital TVs (DTV), PC and analog TVs, and set-top boxes. Our product line includes system-on-a-chip, or SoC, semiconductors that provide completely integrated solutions for processing and optimizing video, audio and computer graphic signals to produce high-quality and realistic images and sound. Our products also include frame rate converter, or FRC, demodulator or DRX and audio decoder products, DOCSISR modems, interface devices and media processors. Trident’s customers include many of the world’s leading original equipment manufacturers, or OEMs, of consumer electronics, computer display and set-top box products. Our goal is to become a leading provider for the “connected home,” with innovative semiconductor solutions that make it possible for consumers to access their entertainment and content (music, pictures, internet, data) anywhere and at anytime throughout the home.

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

Business Structure

At June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company, to strengthen and extend our DTV business. TTI, which was liquidated in September 2006, had previously operated primarily as a Taiwan-based semiconductor design house, developing video processing technologies useful for digital media applications. Starting September 1, 2006, we conducted business primarily through a Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects have been conducted principally by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed TMBJ. Operations, field application engineering support and certain sales activities have been conducted principally through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates. On May 14, 2009, we completed the acquisition of selected assets of certain product lines from the Consumer Division of Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, we established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands. On February 8, 2010 we acquired selected assets and liabilities of the television systems and set-top box business lines of NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of this acquisition, we now have subsidiaries in three new countries, the United Kingdom, Israel and India. The primary purpose of these subsidiaries is to provide sales liaison, marketing and engineering services to us. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

In the fiscal period ended June 30, 2009, we established a new subsidiary in South Korea, Trident Microsystems Korea Limited, or TMK, primarily to provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire Company. Trident Multimedia Systems, Inc., or TMS, was inactive at June 30, 2009.

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

On October 4, 2009, Trident and TMFE entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap, or NXP, providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (the “NXP Transaction”). We completed the NXP Transaction on February 8, 2010. Upon completion, we issued to NXP 104,204,348 newly issued shares of Trident common stock, equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP (the “Business”) and cash proceeds in the amount of $45 million (the “Cash Payment”). See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

We operate in one reportable segment: digital media solutions. During the six months ended December 31, 2009, the digital media solutions segment accounted for all of our revenues, which totaled $63.0 million. During the fiscal years ended June 30, 2009, 2008, and 2007, the digital media solutions segment accounted for all of our revenues, which totaled $75.8 million, $257.9 million, and $270.8 million.

Industry Environment and Our Business Strategy

Digital Television:

A digital television, or DTV, receives digital content and processes it to display a picture which has far greater resolution and sharper, more clearly defined images than a television based on older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or (HDTV), sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan.

We have been investing in the DTV market for several years. During that time, the DTV market has continued to grow. We believe that this industry remains in a growth phase. The DTV market has continued to be driven by television picture quality, realism and connectivity in the home. We believe that consumers not only want a more visually-realistic television picture display, but also the ability to integrate their DTV, Internet and entertainment systems into one connected device that works seamlessly throughout the home.

To date, we continue to invest in developing strong relationships with top tier OEMs, in the TV area, such as Samsung, LG, Sony, Sharp, Philips, Vizio and others. We are also focused on developing strong relationships with other manufacturers in Europe and China. The TV original design manufacturers, or ODM, business has become an integrated, important part of the TV OEM business because many TV OEMs use ODMs in Taiwan and China. Accordingly, we believe that it is important to have strong relationships among customers as design and development resources. We have also been investing in integrating key technologies and intellectual property, or IP, into a single system on a chip, or SoC. We believe that the combination of critical DTV technologies and IP, our unique know-how in enhancing digital image quality, and our production experience with top-tier TV manufacturers, provides a strategic advantage for Trident in the DTV market.

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

Successful execution of this strategy has required us to be an early mover with new technology and to achieve successful execution of complex SoC designs. We were an early developer of advanced video processing integrated with global DTV support, HDMI interfacing and advanced connectivity support.

Notably, we have developed products that include motion estimation and motion compensation technology, or MEMC, which helps to eliminate motion judder, which is most visible when a camera pans across a wide area. In addition, we have continued to focus on enhancing our highly integrated solution that adds Moving Picture Experts Group or MPEG, decoding to image processing in the form of our high definition digital television, or “HiDTV”®, product lines. We have focused on increasing our capabilities in picture quality by implementing use of halo-free algorithms in our MEMC technology and products and developing internet software called TWIS (Trident Widget Internet Solution) to enable connected TV. TWIS allows a cost-effective Internet TV solution for OEMs and ODMs. We have achieved design wins with several ODM customers using our DTV platforms like the Pro-SA1.

Our acquisition of the FRC, DRX and audio decoder product lines from Micronas not only provided us with discrete products and an additional revenue stream, but it also gave us critical intellectual property necessary to further improve the portfolio of Trident’s SoC and discrete product offerings. The acquisition also allowed us to improve the quality of our legacy audio intellectual property, as well as providing new audio products. The DRX product line acquired from Micronas includes DVB-T, ATSC and DTMB. Together with our regionalized software stacks, these products enable customers to implement a worldwide TV solution with a short development cycle.

Our acquisition of the televisions systems and set-top box business lines from NXP has also provided us with an additional revenue stream and critical intellectual property necessary to further improve the portfolio of Trident’s product offerings. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

Set-top Box:

The capability to receive and process DTV signals can be contained in a set-top box, which then drives a television that is capable of displaying digital content. Alternatively, this functionality can be integrated into a DTV that does not require a set-top box. Digital content is broadcasted via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world.

Today’s set-top box market is characterized by advanced video services that drive new capabilities such as 3DTV, 3D graphics user interfaces, personalized multi-screen services, rich navigation and improved multimedia and Internet TV experiences. Service providers are competing to deliver these solutions at the highest quality level, the lowest cost and with the highest security protection in order to win new and retain existing subscribers for pay-TV services today. At the same time, this market is also experiencing a rapid transition towards a connected home where semiconductor solutions are making it possible for consumers to access their entertainment and content anywhere and at anytime throughout the home.

Through our acquisition of NXP Semiconductor’s television and set-top box lines, we are actively participating in this market. Our set-top box products include SoCs and discrete components for worldwide satellite, terrestrial, cable and IPTV networks. We plan to include in our line of set-top box products, a fully integrated 45nm set-top box SoC platform, providing an optimized system that reduces the manufacturer bill-of-materials costs and power consumption, enabling an improved home entertainment experience. Complete reference designs that help manufacturers reduce cost and speed time-to-market are available, and can be bundled with a range of operating systems, middleware, drivers and development tools.

By integrating NXP’s set-top box and digital television business lines with our legacy products, we have enhanced our ability to deliver the size and economies of scale necessary to be successful in the digital home entertainment market, with the broad product portfolio, IP expertise and operational infrastructure to support growth. Both the digital TV and set-top box markets share a significant amount of intellectual property. Through this acquisition, we believe that we can further accelerate innovation by leveraging an expanded IP portfolio, SoC design expertise, competitive cost structure and deep relationships throughout the TV and set-top box OEM customer base and ecosystem.

We expect to cooperate with NXP in the development of complementary end-to-end solutions in other selected high-growth technology areas, including NXP’s silicon tuner product lines. We will continue to be fabless and have access to the technology and manufacturing capacity from NXP’s manufacturing facilities, as well as the partner foundries and subcontractors of both companies.

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video and audio applications.

Markets and Applications

In the six months ended December 31, 2009 and fiscal year ended June 30, 2009, we principally focused our efforts on design, development and marketing of our SoC products. Our digital media solutions products accounted for all of our total revenues for the six months ended December 31, 2009 and for each of our fiscal years ended June 30, 2009, 2008, and 2007. We plan to continue developing our next generation SoC and discrete products for the worldwide DTV market.

The extension of our product portfolio through the acquisition of the FRC, DRX and audio decoder product lines from Micronas allows us to address new markets and develop new technologies for existing markets. There is synergy between the SoC and discrete component business. It is possible that new technology, such as improved picture quality, higher frame rates and higher resolution will first be introduced in discrete products and later migrate as proven solutions into the main SoC for TV applications. A new discrete component is required when a new standard emerges. For example, in certain parts of the European Union market, (United Kingdom and Finland), the reception (demodulation) technology standard changed from DVB-T to DVB-T2, starting in 2010. The DRX products address the TV market either as part of a NIM (Network Interface Module) or on the main processor board. These DRX products are also used in PC TV and STB applications.

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

The DTV family’s high level of functional integration and video quality enables our customers to have flexibility and cost advantages in their advanced TV designs. The DTV video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV® family applies the same concept of functional integration and video quality excellence to standard-definition and high-definition digital broadcast signals. We expect that the transition to digital broadcasting will continue, and we believe our future success in large part depends on our ability to integrate new technologies and have products that support market volume opportunity on an ongoing basis.

We have plans to finalize our development of mainstream SoCs that have been designed using the 65 nanometer process. It provides significant benefits over the 90 nanometer and 130 nanometer processes by enabling lower power consumption, smaller size, higher yields and higher levels of integration. As a result of the NXP Transaction, we are currently adding the 45 nm lithographic node to our technology portfolio and we will be entering into production with highly differentiated SoCs addressing the higher and segment of the market.

Digital Television Products:

We have been developing products for digital media applications since 1999. The DTV market in particular has begun to emerge as a high volume market for these products. Our DTV products are designed to optimize and enhance video quality for various display devices, such as LCD TV and plasma display panel, or PDP TV.

HiDTV®

The HiDTV® Video Processor Family combines the features of advanced high-definition MPEG2 decoding, H.264 decoding, system processing and video processing to deliver exceptional video fidelity and system functionality. HiDTV® SoC DTV processor designed especially for HDTV systems. It contains a 32-bit RISC microprocessor, a 2D graphic engine, an MPEG-2 MP@HL decoder, an optional Multi-Format Video Decoder, a programmable MPEG audio decoder which supports AC3, AAC, and MP3, and a transport stream demultiplexer which supports ATSC, DVB and ARIB standards. HiDTV integrates our industry-leading SVP family video processor with our DCRe engine to enhance all video signals.

FRC

Our family of frame rate converter technology products provide superior solutions for digital display picture quality removing disturbing film judder and eliminating motion blur as well as enhancing color and sharpness. It removes motion blur for standard and high-definition content by up-converting the picture frame rate to 100, 120, 200 or even 240Hz. It calculates and inserts additional picture frames based on motion vector estimation and compensation. This eliminates the unpleasant film judder which appears with film material displayed on a conventional 50Hz or 60Hz Flat Panel TV and provides a lively and vibrant viewing experience. They also support LED backlight dimming a new panel technology that is important for increasing contrast as well as reducing overall power consumption of the TV.

DRX

Our DTV demodulator family includes our latest solution for worldwide DTV transmission standard. It covers DVB-C (Europe and China), ATSC (North America and Korea) and DVB-T (Europe). The DRX-J (for North America) and DRX-K (for Europe) devices are a family of pin-to-pin compatible demodulators supporting the broadcast standards in Europe and North America. DRX are unique hybrid demodulators for analog and digital broadcast, both terrestrial and via cable. We continue to develop products for new standards like DVB-T2, ISDB and China Terrestrial.

Audio Decoder

The MAP-M / MSP-M IC families represent solutions comprised of all required building blocks to address high-quality home-audio and TV-audio applications. The MAP-M combines a powerful digital signal processing, or DSP, for decoding and post processing with digital interfaces such as S/PDIF, asynchronous I2S and Hi-resolution PWM. On-chip analog I/Os include line, phono, and microphone inputs as well as D/A converters for line and amplifier outputs. An integrated HP-amplifier completes the system. The MSP-M has the same building blocks as the MAP-M, but is additionally equipped with a demodulator/stereo decoder for all analog TV-audio standards including NIC AM and FM stereo radio. In addition to the available licensed technologies from BBE, Dolby or SRS and our own sophisticated meloD Audio Processing, MAP-M / MSP-M can be easily extended with customer specific algorithms avoiding the cost for an additional DSP.

Connected TV Solution

During fiscal year 2010, we expect to sample connected TV features in a select group of our products that will be designed to enable TV sets to accept digital media through a storage device, a home network, cable operators or the Internet. We are currently in the process of enhancing our current HiDTV software suite to enable TV connectivity using widget engines, digital living network alliance, or DLNA, certified devices, or digital rights management, or DRM® engines.

As a result of our acquisition of NXP Semiconductor’s television and set-top box line on February 8, 2010, we plan to offer the following products:

Set-top Box (STB) Products

Trident’s set-top box line-up now features the world’s first fully integrated 45nm STB SoC platform, providing a family of solutions that deliver advanced performance, industry leading power management and support for on-line VOD services. We offer products targeted for the major markets within set-top box: Satellite, Cable & IPTV and Terrestrial STB as follows:

Satellite STB

Trident offers a full range of chip-set solutions for pay-TV operator and Free-to-air STBs including DVB-S/DVB-S2/8-PSK demodulators, highly integrated SoCs and PSTN modem interface ICs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Multiple generations of Trident SoCs have been deployed in leading operators networks worldwide and support the industry leading conditional access security systems and middleware platforms.

Cable & IPTV STB

Trident offers a full range of chip-set solutions for cable operator & IPTV STBs including DOCSIS modems and highly integrated SoCs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Multiple generations of Trident SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms.

Terrestrial STB

Trident offers a full range of chip-set solutions for Free-to-air & pay-TV STBs including DVB-T demodulators and highly integrated SoCs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Multiple generations of Trident SoCs have been deployed in terrestrial broadcast networks worldwide and support leading industry middleware platforms.

Trident’s STB chip-set solutions are supported with complete system hardware reference designs and embedded system software.

Sales, Marketing and Distribution

We sell our products primarily to digital television and set-top box OEMs in South Korea, Japan, Europe and Asia Pacific, either directly or through supplier channels. We consider these OEMs to be our customers. Our products are sold through direct sales efforts, distributors and independent sales representatives. Historically, significant portions of our revenues have been generated by sales to a relatively small number of customers. All of our revenues to date have been denominated in U.S. dollars or in Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. Our DTV and STB products are marketed around the world.

Our future success depends in large part on the success of our sales to leading DTV and STB manufacturers. Accordingly, the focus of our sales and marketing efforts is to increase sales to the leading DTV and STB manufacturers and OEM channels. Competitive factors of particular importance to success in such markets include platform support, product performance and features, and the integration of functions on a single integrated circuit chip.

We service our customers primarily through our offices in the United States, Taiwan, China, Europe, South Korea and Japan. As digital media is rapidly developing in the United States, Europe, Japan, South Korea, China, and elsewhere, we expect that leadership in the digital media industry will also rapidly change. Our goal is to become a leading supplier to a broad range of manufacturers in this marketplace and to manufacturers for other markets as DTV and STB sales increase in those markets.

During the six months ended December 31, 2009 and for the fiscal years ended June 30, 2009, 2008 and 2007, nearly all of our revenues were generated through sales to customers located in Asia and Europe. A small number of customers have historically accounted for a majority of our revenues in any quarter. For the six months ended December 31, 2009, sales to top three customers represented approximately 54%, of our total revenues. For the fiscal years ended June 30, 2009, 2008, and 2007, sales to top three customers represented approximately 59%, 76%, and 66%, respectively, of our total revenues. Sales to any particular customer may fluctuate significantly from quarter to quarter and have in fact fluctuated significantly in the past. For additional segment and geographic information, see Note 14 “Segment and Geographic Information and Major Customers,” of the Notes to the Consolidated Financial Statements.

Competition

The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue to increase. We believe that the principal factors upon which competitors compete in our markets include, but are not limited to:

•	customer interface and support

•	time-to-market;

•	system cost;

•	product capabilities;

•	price;

•	product quality; and

•	intellectual property.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications in the digital media market. Our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, STMicroelectronics and Zoran Corporation. This competition has resulted and will continue to result in declining average selling prices for our products. In our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the market in which we compete.

Many of our current competitors have greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. Consequently, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, competitors may develop technologies that more effectively address our target market with products that offer enhanced features, lower power requirements or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Research and Development

Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media market. We maintain a team of product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of December 31, 2009 and June 30, 2009, 2008, and 2007, our staff of research and development personnel comprised 464, 517, 465 and 290 people, respectively. Research and development expenditures totaled approximately $33 million, $53 million, $53 million and $41 million in the six months ended December 31, 2009 and fiscal years ended June 30, 2009, 2008, and 2007, respectively.

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

Manufacturing

Wafer Fabrication

We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. Our subsidiary in Taiwan, TML, and other affiliates provide manufacturing operations for our digital media business. During the fiscal period ended December 31, 2009, United Microelectronics Corporation, or UMC, and Micronas provided all of our foundry requirements. As a result of our acquisition of NXP Semiconductor’s television and set-top box line on February 8, 2010, TSMC will also provide a portion of our foundry requirements.

Assembly and Test

We purchase product in wafer form from foundries and contract with third-party subcontractors and one related party to provide chip packaging and testing. Our wafer probe testing is conducted by our independent wafer probe test subcontractor, King Yuan Electronics Co. Ltd. in Taiwan. After the completion of the wafer probe tests, the dies are assembled into packages by our primary subcontractors, Siliconware Precision Industries Co., Ltd., in Taiwan and Micronas in Germany for testing. The availability of assembly and testing services from these subcontractors could be materially and adversely affected by the financial conditions of the subcontractors given the recent global economic environment. See “Risk Factors” under Item 1A of this Report for a more detailed discussion of the risks associated with our dependence on third party assembly and test subcontractors.

Quality Assurance

In order to manage the production and back-end operations, we have maintained personnel and equipment in our manufacturing and test development operations. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of our suppliers’ quality assurance procedures, we have developed and maintained test tools, detailed test procedures and test specifications for each product produced and we require the foundries and third-party contractors to follow those procedures and meet our specifications before shipping finished products. In general, we have experienced a relatively low amount of product returns from our customers; however, our future return experience may vary because our more advanced, more complex SoC products are more difficult to manufacture and test. In addition, some of our customers may subject our more advanced products to more rigid testing standards than have been applied to our prior products.

Backlog

Our sales are primarily made pursuant to standard purchase orders and not pursuant to long term agreements specifying future quantities or delivery dates. Also, we recognize product revenues on sales made to our distributor channel on a deferred revenue basis and this channel represents approximately 20% to 26% of our revenues. Backlog comprised of orders from distributors is not directly indicative of our near term revenues. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs, and agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are sometimes not enforced. Therefore, a significant portion of our order backlog may be cancellable and has in fact been cancelled in the past due to changes in customer needs.

For these reasons, in light of industry practice and this experience, we do not believe that backlog as of any particular date is indicative of future results.

Seasonality

Our industry is largely focused on the consumer products market. Typically we experience seasonally slower sales in periods ending on March 31 and June 30 of each year. The impact of seasonality is not of a consistent magnitude year to year, but as a general rule it is directionally consistent.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. As of December 31, 2009, we had over 76 U.S. patents and 132 patents in foreign jurisdictions, and over 320 patent applications pending in different countries, including patent and patent applications acquired in connection with the recent acquisition of assets and intellectual property from Micronas. In addition, in connection with the NXP Transaction, we acquired approximately 1,600 additional patent assets including granted patents and in-process patent applications in the U.S. and foreign jurisdictions. The patents and applications cover various technologies, such as motion estimation/motion compensation, video decoding, demodulators and conditional access security, as well as advanced 45nm SoC technology. However, there can be no assurance that third parties will not independently develop similar or competing technology or design around any patents that may be issued to us.

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

Employees

As of December 31, 2009, we had 640 full-time employees, including 461 individuals engaged in research and development, 74 engaged in finance, legal, and general administration, 56 engaged in sales and marketing, and 49 engaged in manufacturing operations. As of the closing of the NXP Transaction on February 8, 2010, we had 1,626 global employees. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, and to successfully integrate the new employees who joined us in connection with the NXP Transaction. Outside of Europe, where certain of our employees are represented by employee works councils, our labor relations with employees are generally not subject to collective bargaining agreements. We have never experienced a work stoppage and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Transition Report on Form 10-K are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained herein. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition and/or liquidity could be materially adversely affected.

We may fail to realize some or all of the anticipated benefits of our acquisition of the television systems and set-top box business lines from NXP, or the frame rate converter, demodulator and audio decoder product lines from Micronas, which may adversely affect the value of our common stock.

On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP (the “NXP Transaction”), and on May 14, 2009, we completed the purchase of selected assets of the frame rate converter, demodulator and audio decoder product lines of Micronas (the “Micronas Transaction”). We continue to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration has required, and will continue to require significant efforts, including the coordination of future product development and sales and marketing efforts. These integration efforts continue to require resources and management’s time and efforts. The success of each of these acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the acquired product lines with our legacy operations. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business lines with our legacy operations and integrate our respective operations, technologies and personnel. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may be adversely affected. It is possible that the integration process could result in the loss of key employees and other senior management, result in the disruption of our business or adversely affect our ability to maintain relationships with customers, suppliers, distributors and other third parties, or to otherwise achieve the anticipated benefits of either acquisition.

Specifically, risks in integrating the operations of the business lines acquired from NXP and Micronas into our operations in order to realize the anticipated benefits of each acquisition include, among other things:

•	failure to effectively coordinate sales and marketing efforts to communicate our product capabilities and product roadmap of our combined business lines;

•	failure to compete effectively against companies already serving the broader market opportunities that are now expected to be available to us and our expanded product offerings;

•	failure to successfully integrate and harmonize financial reporting and information technology systems required to support our larger operations following completion of each acquisition;

•	retention of customers and strategic partners of products that we have acquired with each acquisition;

•	retention of key Trident employees integration of key employees acquired from NXP or Micronas;

•	coordination of research and development activities to enhance the introduction of new products and technologies utilizing technology acquired from NXP or Micronas, especially in light of rapidly evolving markets for those products and technologies;

•	effective coordination of the diversion of management’s attention from business matters to integration issues;

•	effective combination of the business lines acquired from NXP and Micronas into our legacy product offerings, including the acquired technology and intellectual property rights effectively and quickly;

•	the transition to a common information technology environment at all facilities acquired in each acquisition;

•	combination of our business culture with the business culture previously operated by NXP or Micronas;

•	effective anticipation of the market needs and achievement of market acceptance of our products and services utilizing the technology acquired in each acquisition;

•	compliance with local laws as we take steps to integrate and rationalize operations in diverse geographic locations; and

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems.

Integration efforts will also divert management attention and resources. An inability to realize the anticipated benefits of the acquisitions, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations.

In addition, as we complete the integration process, we may incur additional and unforeseen expenses, and the anticipated benefits of each acquisition may not be realized. Actual cost synergies may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to realize the anticipated benefits of either the NXP Transaction or the Micronas Transaction.

NXP owns approximately 60% of our outstanding shares of common stock, which could cause NXP to be able to exercise significant influence over the outcome of various corporate matters and could discourage third parties from proposing transactions resulting in a change in our control.

As a result of the NXP Transaction, NXP owns approximately 60% of our issued and outstanding shares of common stock and has elected four of the nine members of our board of directors. Although the Stockholders Agreement between us and NXP imposes limits on NXP’s ability to take specified actions related to the acquisition of additional shares of our common stock and the voting of its shares of our common stock, among other restrictions, NXP is still able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of our company or our assets. NXP’s ownership could affect the liquidity in the market for our common stock.

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

In addition, we issued 7 million shares of our common stock to Micronas and warrants to purchase an additional 3 million shares of our common stock to Micronas. The issuance of these shares to Micronas caused a reduction in the relative percentage interests of Trident stockholders in earnings, voting power, liquidation value and book and market value, and a further reduction will occur if Micronas exercises the warrants in the future.

Sales by NXP of the shares of our common stock acquired in the Transaction following the two year lock up period could cause our stock price to decrease.

The sale of shares of common stock that NXP received in the NXP Transaction are restricted and not freely tradeable, but NXP may begin to sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended, or in accordance with Rule 144 under the Securities Act, following February 8, 2012. We have entered into a Stockholders Agreement with NXP, which includes registration rights and which gives NXP the right to require us to register all or a portion of its shares of our common stock at any time following this two year period, subject to certain limitations. The sale of a substantial number of shares of our common stock by NXP within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

We have incurred significant transaction and transaction-related costs in connection with the NXP Transaction and the Micronas Transaction.

We have incurred a number of non-recurring costs associated with the NXP Transaction and the Micronas Transaction, and expect to continue to incur costs of integrating the operations of the acquired business lines with our existing business. The substantial majority of non-recurring expenses resulting from these two transactions have been and are expected to continue to be comprised of transaction costs related to each transaction, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. Additional unanticipated costs may be incurred as we continue to integrate the acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. If the benefits of each transaction do not exceed the costs such transaction, our financial results may be adversely affected.

We must continue to retain, motivate and recruit executives and other key employees following integration of the NXP Transaction and the Micronas Transaction, and failure to do so could negatively affect our operations.

We must retain key employees acquired from Micronas and NXP. Experienced executives are in high demand and competition for their talents can be intense. To be successful, we must also retain and motivate our existing executives and other key employees. Our employees may experience uncertainty about their future role with us until, or even after, strategies with regard to our operations and product development following completion of each transaction is announced and executed. These potential distractions may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees during the period after the completion of the Transactions could have a material and adverse impact on our business.

Our success depends to a significant degree upon the continued contributions of the principal members of each of our technical sales, marketing and engineering teams, many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China, Taiwan and Europe. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate, specifically in China, Taiwan, Northern California and Texas. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

The operation of our business could be adversely affected by the transition of key personnel as we rebuild our executive leadership team and make additional organizational changes.

In addition to the uncertainties created among personnel as a result of the acquisitions, many of our senior management are relatively new, and our senior management has been reorganized following the NXP Transaction, including the appointment of a former NXP executive to the position of President. We have also reorganized our Board of Directors, and now have nine members of the Board of Directors, four of whom joined following completion of the NXP Transaction, and two of our former board members resigned as a result of the NXP Transaction. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.

As a result of the NXP Transaction and the Micronas Transaction, we are a larger and more geographically diverse organization, and if we are unable to manage this larger organization efficiently, our operating results will suffer.

As a result of the acquisitions of assets from NXP and Micronas, we have a larger number of employees in widely dispersed operations in the United States, Europe, Asia Pacific, and other locations, which have increased the difficulty of managing our operations. Previously, we have not had a significant number of employees in Europe, particularly Germany. As a result, we now face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully this geographically more diverse and substantially larger organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.

Product supply and demand in the semiconductor industry is subject to cyclical variations.

The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand and production capacity and accelerated decline of average selling prices. The emergence of a number of negative economic factors, including heightened fears of a prolonged recession, could lead to such a downturn. We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or what capacity patterns may emerge in the future. A downturn in the semiconductor industry could harm our sales and revenues if demand for our products drops, or cause our gross margins to suffer if average selling prices decline.

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

We do not own or operate fabrication facilities and do not manufacture our products internally. Prior to the NXP Transaction, we have relied principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Following the NXP Transaction, we expect to manufacture some of our products in wafer form at a second independent foundry. Generally, we place orders by purchase order, and the foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.

Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at our independent foundries, at Micronas or at our assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supplies. In addition, to the extent we elect to use multiple sources for certain products, our customers may be required to qualify multiple sources, which could adversely affect their desire to design-in our products and reduce our revenues.

We do not have long-term commitments from our customers, and plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacturing of our products based on inaccurate estimates.

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

We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the six months ended December 31, 2009, approximately 54% of our revenues were derived from sales to three major customers, Samsung, Sharp and Philips. In Philips’ case, our sales were principally made to three contract manufacturers that supply Philips. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.

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

We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our efforts to streamline operations and reduce costs and our workforce following our recent acquisitions are insufficient to bring our structure in line with current and projected near-term demand for our products, we may be forced to make additional workforce reductions or implement further cost saving initiatives. These actions could impact our research and development and engineering activities, which may slow our development of new or enhanced products. We may be unable to successfully introduce new or enhanced products, and may not succeed in obtaining or maintaining customer satisfaction, which could negatively impact our reputation, future sales of our products and our future revenues.

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

Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2009 was uncertain, and that uncertainty continued through the transition period ended December 31, 2009 and is expected to continue into the year ending December 31, 2010. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results for additional quarters during the year ending December 31, 2010.

As a result of our investigation into our historical stock option granting practices and the restatement of our previously filed financial statements, we are subject to civil litigation claims and regulatory investigations that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.

As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 6 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year ended June 30, 2006 as well.

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

We are subject to a formal investigation from the SEC in connection with our investigation into our stock option grant practices and related issues and have been cooperating and will continue to cooperate with any inquiries from the SEC. The DOJ commenced an investigation relating to the same issues, but we believe that the DOJ has concluded its investigation without taking any action against us. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against us by a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of our business.

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

We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, STMicroelectronics, and Zoran Corporation. Industry consolidation has been occurring recently as, in addition to our acquisition of certain assets from NXP and Micronas, some of our competitors have acquired or are considering acquiring other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors, including these merged entities, have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DPTV/SVP and HiDTV market even though some of our competitors are substantially more experienced than we are in this market.

The level and intensity of competition have increased over the past year. Competitive pricing pressures have resulted in continued reductions in average selling prices of our existing products, and continued or increased competition could require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins. If we are unable to timely and cost-effectively integrate more functionality onto single chip designs to help our customers reduce costs, we may lose market share, our revenues may decline and our gross margins may decrease significantly.

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

Our future success depends on manufacturers of consumer televisions, set-top boxes and other digital media products designing our products into their products. To achieve design wins with OEM customers and ODMs, we must define and deliver cost-effective, innovative and high performance integrated circuits on a timely basis, before our competitors do so. In addition, some OEM customers have begun to utilize digital video processor components produced by their own internal affiliates, which decreases our opportunity to achieve design wins. Thus, even if we achieve a design win with an ODM, their OEM customer may subsequently elect to purchase an integrated digital media solution from the ODM that does not incorporate our products. Once a supplier’s products have been designed into a system, a manufacturer may be reluctant to change components due to costs associated with qualifying a new supplier and determining performance capabilities of the component. Customers can choose at any time to discontinue using our products in their designs or product development efforts. Accordingly, we may face narrow windows of opportunity to be selected as the supplier of component parts by significant new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our products. If we are unable to achieve broader market acceptance of our products, we may be unable to maintain and grow our business and our operating results and financial condition will be adversely affected.

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

On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended March 31, 2008, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel that entire individual’s fully vested stock options. Also during the three month period ended March 31, 2008, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price during fiscal year ended June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2008. The $4.3 million contingent liability remains in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of December 31, 2009. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On January 29, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until May 10, 2010.

The demand for our products depends to a significant degree on the demand for the end products of customers of the acquired business lines into which they are incorporated.

The vast majority of our revenues are derived from sales to manufacturers in the consumer electronics industry. Demand from these customers fluctuates significantly, driven by consumer preferences, the development of new technologies and brand performance. The success of the acquired business lines depends on the success of its customers in the market place. Such customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

Prior to the NXP Transaction, the majority of our sales through distributors were made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, these distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involve the distributor taking inventory positions and reselling to multiple customers. In our distributor relationships, we have recognized revenue when the distributors sell the product through to their end user customers. These distributor relationships have reduced our ability to forecast sales and increased risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.

Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:

•	our ability to obtain the anticipated benefits of each of the NXP Transaction and the Micronas Transaction our ability to develop, introduce, ship and support new products and product enhancements, especially our newer SoC products, and to manage product transitions;

•	new product introductions by our competitors;

•	delayed new product introductions;

•	uncertain demand in the digital media markets in which we have limited experience;

•	our ability to achieve required product cost reductions;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in the United States and Asia; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.

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

In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our Company during the quarter ended December 31, 2008 and the quarter ended September 30, 2009, reducing our workforce and implementing other cost saving initiatives. We recorded restructuring charges of $0.8 million in the quarter of ended December 31, 2008 and $1.6 million in the quarter ended September 30, 2009. In connection with the NXP Transaction, we intend to implement further restructurings or work force reductions during calendar year 2010.

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

We rely on a limited number of principal suppliers to manufacture our products in wafer form. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which could damage our relationships with current and prospective customers and harm our sales and financial results.

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

The television systems and set-top box business lines that we acquired from NXP depend on patents and other intellectual property rights to protect against misappropriation by competitors or others. The patents we have acquired as part of the acquired business lines may be insufficient to provide meaningful protection. We may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which the acquired business lines operate, and, under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. Any inability to protect adequately intellectual property of the acquired business lines may have an adverse effect on our results.

We have been involved in intellectual property infringement claims, and may be involved in other claims in the future, which can be costly.

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

Certain intellectual property used in the television systems and set-top box business lines acquired from NXP was transferred or licensed to NXP from Philips and may not be sufficient to protect the position of the acquired business lines in the industry.

Some of the intellectual property that we acquired from NXP was originally acquired by NXP in connection with its separation from Koninklijke Philips Electronics N.V., or Philips. In connection with the separation of NXP from Philips, Philips transferred a set of patent families to NXP subject to certain limitations. These limitations give Philips the right to sublicense to third parties in certain circumstances. The strength and value of this intellectual property may be diluted if Philips licenses or otherwise transfers such intellectual property or such rights to third parties, especially if such third parties compete with the acquired business lines.

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

Our international sales for the period ended December 31, 2009 are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of December 31, 2009 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership	Expiration

Santa Clara, CA	Office	Principal Executive Offices, Research,	30,500	Lease	7/1/2011
(Headquarters)		Engineering, Marketing, and Sales and General Administration
Chicago, IL	Office	Research and Engineering	6,126	Lease	10/31/2013
Taipei, Taiwan	Office	General and Administration, Operation,	20,436	Lease	8/31/2011
		Sales Administration, Research, and
		Engineering
Tokyo, Japan	Office	Sales Administration	2,296	Lease	7/31/2010
Seoul, Korea	Office	Sales Administration	7,401	Lease	6/30/2010
Beijing, China	Office	Research and Engineering	3,056	Lease	9/30/2012
Hong Kong, China	Office and warehouse	General and Administration, Sales	6,833	Lease	6/30/2010
		Administration, and Warehouse
Shanghai, China	Office	General and Administration, Research,	115,000	Own	—
		Engineering, and Sales Administration
Shenzhen, China	Office	Sales Administration	6,510	Lease	12/15/2010
Munich, Germany	Office	General and Administration, Research,	17,000	Lease	5/31/2012
		and Engineering
Freiburg, Germany	Office	Research and Engineering	17,803	Lease	8/31/2019
Nijmegen, The	Office	Research and Engineering	10,370	Lease	12/31/2014
Netherlands

As of December 31, 2009, we owned or leased a total of approximately 243,331 square feet of space worldwide including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through August 31, 2019. Additional information regarding these leases is incorporated herein by reference from Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for our intended use. Also see Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, we moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. The Special Litigation Committee recommended settlements with certain of the defendants and the federal court has approved these settlements preliminarily, subject to a hearing seeking final court approval. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations.

Regulatory Actions

We are also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and we have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. In addition, we have received an inquiry from the Internal Revenue Service to which we have responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against us by a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of our business.

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

On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of December 31, 2009. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On January 29, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until May 10, 2010.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been traded on the NASDAQ Global Select Market since our initial public offering on December 16, 1992 under the symbol “TRID.” The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ:

	High	Low

Six Months Ended December 31, 2009	$3.10	$1.60
Three Months Ended September 30, 2009	$3.10	$1.60
Three Months Ended December 31, 2009	$3.09	$1.70
For the year ended June 30, 2009
First Quarter	$4.31	$2.26
Second Quarter	$2.34	$1.30
Third Quarter	$2.24	$1.24
Fourth Quarter	$2.11	$1.34
For the year ended June 30, 2008
First Quarter	$19.49	$13.52
Second Quarter	$17.05	$5.35
Third Quarter	$6.57	$4.62
Fourth Quarter	$5.37	$3.63

Approximate Number of Stockholders

As of December 31, 2009 and June 30, 2009, there were 166 and 167 registered holders of record of our common stock, respectively. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividends

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2009. However, from time to time we evaluate whether to repurchase our equity securities.

Stock Performance Graphs and Cumulative Total Return

The following graph compares the cumulative 5.5 year total return attained by shareholders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the six months ending December 31, 2009 and each of the last five fiscal years ended June 30, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEARS CUMULATIVE RETURN
Among Trident Microsystems, Inc., The NASDAQ Composite Index and
The Philadelphia Semiconductor Sector Index

•	Assumes $100 invested on June 30, 2004 in stock or index-including reinvestment of dividends.

	6/04	6/05	6/06	6/07	6/08	6/09	12/09

TRID	100.00	199.82	334.15	323.06	64.26	30.63	32.75
Philadelphia Semiconductor Sector Index	100.00	86.39	91.06	103.31	75.90	54.25	74.19
NASDAQ Composite Index	100.00	100.45	106.07	127.12	111.97	89.61	110.81

ITEM 6.	SELECTED FINANCIAL DATA

Change in Fiscal Year End

On November 16, 2009 the Board of Directors approved a change in our fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

The following tables include selected consolidated summary financial data for the six months ended December 31, 2009 and each of our last five fiscal years.

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Six Months
	Ended
	December 31,	Fiscal Years
	2009	2009(1)	2008	2007	2006	2005
	(In millions, except per share amounts)

Summary of Operations :
Net revenues	$63.0	$75.8	$257.9	$270.8	$171.4	$69.0
Income (loss) from operations	(38.3)	(62.2)	18.8	40.1	28.4	(29.9)
Net income (loss)	(40.5)	(70.2)	10.2	30.1	26.2	(30.2)
Net income (loss) per share — Basic	(0.58)	(1.12)	0.17	0.52	0.48	(0.64)
Net income (loss) per share — Diluted	(0.58)	(1.12)	0.16	0.48	0.42	(0.64)
Financial Position at Period End:
Cash, cash equivalents and short-term investments	$148.0	$187.9	$240.0	$199.3	$152.7	$92.2
Working capital	131.0	164.9	215.9	158.3	125.3	81.6
Total assets	228.5	263.3	309.3	283.9	207.2	135.0
Stockholders’ equity	156.1	192.9	237.3	201.8	153.7	109.3

(1)	On May 14, 2009, we completed the acquisition of selected assets of the FRC, DRX and audio decoder product lines of the Consumer Division of Micronas. See Note 11, “Business Combinations,” to the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Transition Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. This Transition Report on Form 10-K contains forward — looking statements that involve risks and uncertainties. See the disclosure regarding “Forward-Looking Statements” on page 3 of this Form 10-K. All references to “years”, unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2009, ended on June 30 and beginning with

December 31, 2009 ends on December 31 of each year. For example a reference to “2009” or “fiscal year 2009” means the twelve-month period that ended on June 30, 2009.

Change in Fiscal Year End

On November 16, 2009 the Board of Directors approved a change in our fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

Overview

Through the period ended December 31, 2009, we designed, developed and marketed integrated circuits, or ICs, for digital media applications, such as digital television, or DTV, liquid crystal display television, or LCD TV. Our system-on-a-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. Our products include frame rate converter, or FRC, demodulator, or DRX and audio decoder products. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to our customers. Since 1987 we have designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digital TV, or DTV, in the consumer television market.

Business Structure

At June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company, to strengthen and extend our DTV business. TTI, which was liquidated in September 2006, had previously operated primarily as a Taiwan-based semiconductor design house, developing video processing technologies useful for digital media applications. Starting September 1, 2006, we conducted business primarily through a Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects were conducted by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed TMBJ. Operations, field application engineering support and certain sales activities were conducted through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates. On May 14, 2009, we completed the acquisition of selected assets of certain product lines from the Consumer Division of Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, we established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, the Netherlands. On February 8, 2010 we acquired selected assets and liabilities of the television systems and set-top box business lines of NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of this acquisition, we now have subsidiaries in three new countries, the United Kingdom, Israel and India. The primary purpose of these subsidiaries is to provide sales liaison, marketing and engineering services to us. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

In the fiscal year ended June 30, 2009, we established a new subsidiary in South Korea, Trident Microsystems Korea Limited, or TMK, primarily to provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire Company. Trident Multimedia Systems, Inc., or TMS, was inactive at June 30, 2009.

Business Combination

On October 4, 2009, Trident and TMFE entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap, or NXP, providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (the “NXP Transaction”). We completed the NXP Transaction on February 8, 2010. Upon completion, we issued to NXP 104,204,348 newly issued shares of Trident common stock, equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP (the “Business”) and cash proceeds in the amount of $45 million (the “Cash Payment”). In addition, we issued to NXP four shares of a newly created Series B Preferred Stock (the “Preferred Shares”). See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

As a result of this acquisition, we now have Trident subsidiaries in three new countries, the United Kingdom, Israel and India. The primary purpose of these subsidiaries is to provide sales liaison, marketing and engineering services to us. In addition, we have expanded our research and development staff in countries where we already have been operating, particularly in the United States, The Netherlands and China.

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

The acquisition of the selected assets of the frame rate converter or FRC, demodulator or DRX, and audio decoder product lines and IP from Micronas significantly strengthened our system-on-chips or SoC capabilities and enabled us to win orders from large, strategic OEMs. For the six months ended December 31, 2009, 75% of our revenues were from FRC, DRX, and audio decoder product lines that we acquired from Micronas on May 14, 2009.

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

From time to time, our key customers may cancel purchase orders from us, thereby causing our net revenues to fluctuate significantly. We expect that these fluctuations could continue due to the uncertainty in the current economic environment. Our products have been manufactured primarily by two foundries United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany.

We continue to believe that our May 2009 acquisition of three product lines of the Consumer Division from Micronas, as well as our recent acquisition of the television systems and set-top box business lines from NXP each provides complementary features and technologies that are critical to our SoC strategy. We now have significant technology advantages in audio decoder and demodulator products in particular. With our investment in these two acquisitions, we also demonstrate to our customers that we are committed to the digital media market and that we can effectively integrate substantial acquisitions.

The following table shows the percentage of our revenues during the six month period ending December 31, 2009 compared to the six month period ending December 31, 2008 and the fiscal years ended June 30, 2009, 2008, and 2007 that was derived from customers who individually accounted for more than 10% of revenues in that year:

	Six Months Ended
	December 31,		Year Ended June 30,
Revenue:	2009	2008	2009	2008	2007

Midoriya (supplier to Sony)	*	40%	38%	28%	25%
LG	15%	*	*	*	*
Philips	10%	12%	10%	19%	*
Samsung	29%	*	*	29%	41%
Sharp	*	14%	11%	*	*

*	Less than 10% revenue

The discrete and SoC markets are very concentrated. The three largest OEMs together comprised approximately 54% of our revenues during the six-month period ended December 31, 2009. Roughly 66% of our revenues in this period were attributable to five customers. See Note 14 “Segment and Geographic Information and Major Customers,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

Revenues as of December 31, 2009 are denominated primarily in U.S. dollars and Euros.

Gross Margin

Our gross margin has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	our product mix and volume of product sales;

•	the effects of competitive pricing programs and rebates;

•	manufacturing cost efficiencies and inefficiencies;

•	fluctuations in direct product costs such as wafer pricing and assembly, packaging and testing costs and overhead costs;

•	product warranty costs;

•	provisions for excess and obsolete inventories;

•	inventory lower of cost or market adjustments;

•	purchase price and yield variances;

•	consumer demand;

•	regulatory matters;

•	macro economic conditions; and

•	sales of previously reserved inventory.

Acquisition Strategy

An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships and the purchase or sale of assets. See Note 11, “Business Combinations,” of the Notes to Consolidated Financial Statements for information related to the acquisitions made.

In the six months ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008, respectively, we completed the following three acquisitions:

•	On February 8, 2010 we completed the acquisition of the television systems and set-top box business lines from NXP. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

•	On May 14, 2009, we completed the acquisition of selected assets of the FRC, DRX and audio decoder product lines of the Consumer Division of Micronas.

•	On March 4, 2008, we completed the acquisition of Beijing Tiside Electronics Co., Ltd, currently known as TMBJ.

Segments

We operate in one reportable operating segment, digital medial solutions. Generally accepted accounting principles in the United States of America, or GAAP, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. References included in this Form 10-K to “accounting guidance” means GAAP. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Transition Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns, stock-based compensation expense, goodwill and purchased intangible assets, valuation of equity investments in privately held companies and funds, inventories, fair value measurements, product warranty, income taxes, litigation and other loss contingencies and business combinations. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.

Revenue Recognition

We recognize revenues in accordance with GAAP when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. Our customer incentive offerings primarily involve volume rebates for our products in various target markets. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Stock-based Compensation Expense

We account for share-based payments, including grants of stock options and awards to employees and directors, in accordance with GAAP, which requires that share-based payments be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we recognize stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to our Chief Executive Officer under our 2006 Equity Incentive Plan. For purposes of expensing this single performance-based grant, we used the accelerated method.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive the tax deduction.

We value our stock-based payment awards and warrants granted using the Black-Scholes option pricing model, except for the performance-based restricted stock award with market conditions granted under our 2006 Equity Incentive Plan during the second quarter of fiscal year ended June 30, 2008, for which we elected to use a Monte Carlo simulation to value the award. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options. Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

For the six months ended December 31, 2009, stock based compensation expense was $3.5 million, and for the fiscal years ended June 30, 2009, 2008, and 2007, was $12.7 million, $28.6 million, and $15.6 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and awards recognized under GAAP.

Goodwill impairment assessment

We assess the impairment of goodwill annually in the quarter ending June 30, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value in accordance with applicable accounting guidance. With respect to goodwill, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, control premiums, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our net income (loss).

Goodwill is initially recorded when the purchase price paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Accounting guidance requires a two-step approach to testing goodwill for impairment for each reporting unit which carries goodwill. The accounting guidance also requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit which carries goodwill.

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

Long-lived assets impairment assessment

Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with applicable accounting guidance, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price; and changes in our business strategy. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Valuation of Equity Investments in Privately Held Companies and Funds

We invest in equity instruments of privately-held companies and funds for business and strategic purposes, which we account for using the cost method. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in privately held companies in our consolidated balance sheet as of December 31, 2009 is $1.8 million. None of the equity investments of privately-held companies require consolidation under the accounting guidance because we have no controlling financial interest in these companies.

Inventories

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory value for excess and for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. We recorded a $2.1 million liability for ordered product with no expected demand from customers for the six months ended December 31, 2009. We also recorded a $1.3 million lower of cost or market adjustment for a portion of our SoC product for the six months ended December 31, 2009.

Income Taxes

We account for income taxes in accordance with applicable accounting guidance, which requires that deferred tax assets and liabilities be recognized by using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.

We also have to assess the likelihood that we will be able to realize our deferred tax assets. If realization is not more likely than not, we are required to record a valuation allowance against the deferred tax assets that we estimate we will not ultimately realize. We believe that we will not ultimately realize a substantial amount of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to realize our deferred tax assets, our valuation allowance will be released, resulting in a corresponding reduction in income tax expense in the period in which we determined that the realization is more likely than not.

Under GAAP, we are required to make certain estimates and judgments in determining income tax expense for financial statement purposes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because we are required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

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

Results of Operations

Financial Data for the Six Months Ended December 31, 2009 and Unaudited Financial Data for the Six Months Ended December 31, 2008

Net Revenues

Digital media product solutions revenues represented all of our revenues for the six months ended December 31, 2009 and December 31, 2008. Our digital media solutions products include integrated circuit chips used in digital television and liquid crystal display television, or LCD TV. Net revenues are revenues less reductions for rebates and allowances for sales returns.

The following tables present the comparison of net revenues by regions in dollars and in percentages for the six months ended December 31, 2009 and 2008:

Net revenues comparison by dollars

	Six Months Ended December 31,
			Dollar	Percent
Revenues by region(1)	2009	2008	Variance	Variance
	(Dollars in thousands)

Japan	$5,257	$34,319	$(29,062)	(85)%
Europe	17,557	10,159	7,398	73%
Asia Pacific(2)	11,317	9,018	2,299	25%
South Korea	28,353	474	27,879	5882%
Americas	527	27	500	1852%

Total net revenues	$63,011	$53,997	$9,014	17%

Net revenues comparison by percentage of total net revenues

	Six Months Ended December 31,
Revenues by region(1)	2009	2008

Japan	8.3%	63.5%
Europe	27.9%	18.8%
Asia Pacific(2)	18.0%	16.7%
South Korea	45.0%	0.9%
Americas	0.8%	0.1%

Total net revenues	100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

During the six months ended December 31, 2009 compared to the six months ended December 31, 2008, net revenues increased in all regions except Japan. Revenues in Japan decreased primarily due to the absence of major design wins for product at major customers and lower revenues generated from product phased out of production. The increase in all other regions, other than Japan, is primarily due to revenues resulting from the Micronas acquisition on May 14, 2009.

Digital media solution revenues increased by $9 million in the six months ended December 31, 2009 compared to the six months ended December 31, 2008, primarily due to Micronas acquisition related revenues.

In the six months ended December 31, 2009, revenues from our legacy business decreased $38 million due to decreased demand, offset primarily by an increase of $47 million of revenues related to the Micronas acquisition. Our unit sales volume of digital media solutions product increased 255% in the six months ended December 31, 2009 compared to the six months ended December 31, 2008 and period-over-period average selling prices decreased by approximately 67%.

Gross Profit

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Gross profit	$15,746	$18,245	(14%)
Gross profit%	25.0%	33.8%

Cost of revenues includes the cost of purchasing wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services, royalties, product warranty costs, provisions for excess and obsolete inventories, provisions related to lower of cost or market adjustments for inventories, operation support expenses that consist primarily of personnel-related expenses including payroll, stock-based compensation expenses, and manufacturing costs related principally to the mass production of our products, tester equipment rental and amortization of acquisition-related intangible assets. Gross profit is calculated as net revenues less cost of revenues.

Gross profit decreased 14.0% for the six months ended December 31, 2009 compared to the six months ended December 31, 2008, principally as a result of (i) a $2.1 million accrual for ordered product with no expected demand from customers, (ii) a $1.3 million lower of cost or market adjustment for a portion of our SoC product and (iii) $0.2 million lower margin on primarily Micronas acquisition related revenues.

The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Six Months Ended December 31,
	2009	2008
	(Dollars in thousands)

Additions to inventory reserves	$1,055	$1,917
Accrual for ordered product with no demand	2,100	—
Lower of cost or market adjustment	1,300	—
Sales of previously reserved product	(1,313)	(1,852)

Net decrease in gross profit	$3,142	$65

In the six months ended December 31, 2009 and 2008, as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 5.0% and 0.1% of total net revenues respectively. No cost of revenues was recorded with respect to sales of previously reserved product, for the six months ended December 31, 2009 and 2008.

Sales of previously reserved inventory largely depend on the timing of transitions to newer generations of similar products. We typically expect declines in demand of current products when we introduce new products that are designed to enhance or replace our older products. We provide inventory reserves on our older products based on the expected decline in customer purchases of the new product. The timing and volume of the new product introductions can be significantly affected by events outside of our control, including changes in customer product introduction schedules. Accordingly, we may sell older fully reserved product until the customer is able to execute on its changeover plan.

Research and Development

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Research and development	$32,512	$25,780	26.1%
As a percentage of net revenues	51.6%	47.7%

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

Research and development expenses as a percentage of net revenues increased in the six months ended December 31, 2009 compared to the six months ended December 31, 2008 primarily due to $4.3 million in additional headcount related costs as a result of the expansion of our workforce following the acquisition of assets from Micronas in May 2009.

Selling, General and Administrative

	2009	2008	% Change
	(Dollars in thousands)

Selling, general and administrative	$19,980	$18,570	7.6%
As a percentage of net revenues	31.7%	34.4%

Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.

Selling, general and administrative expenses increased for the six months ended December 31, 2009, compared to the six months ended December 31, 2008, primarily due to a $7.4 million increase in acquisition related expenses off-set principally by a $5.3 million decrease in equity compensation-related professional fees which includes a Director’s Officers’ insurance reimbursement of $2.1 million received during the six month period ended December 31, 2009.

Goodwill Impairment

	Six Months Ended December 31
	2009	2008% Change
	(Dollars in thousands)

Goodwill impairment	—	$383	(100)%

As a percentage of net revenues	0.0%	0.7%

There was no goodwill impairment charge in the six months ended December 31, 2009, because no indicators of impairment existed applicable to the period. Refer to Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Item 8 of this report for further information.

Restructuring Charges

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Restructuring charges	$1,558	$761	104.7%
As a percentage of net revenues	2.5%	1.4%

On July 27, 2009, we announced our plans to terminate approximately 70 employees, or approximately 10 percent of our worldwide workforce, which followed our announcement in October 2008 of a global workforce reduction of approximately 15 percent. We have been undertaking a number of cost reduction activities, including workforce reductions and termination of lease agreements, in an effort to lower our operating expense run rate in response to the demand environment. Under the restructuring plan, we incurred restructuring charges of approximately $1.6 million for the six months ended December 31, 2009, all of which were cash expenditures. All activities related to these previously announced restructurings are expected to be fully completed and all associated restructuring costs will be paid by March 31, 2010.

During the six months ended December 31, 2008, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.8 million for the six months ended December 31, 2008, in connection with the restructuring.

Interest Income

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Interest income	$118	$2,392	(95)%
As a percentage of net revenues	0.2%	4.4%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and money market funds investing in U.S. Treasuries. The average interest rates earned during the six months ended December 31, 2009 and 2008 were 0.2% and 1.1%, respectively. The decrease in interest income for the six months ended December 31, 2009 compared to the same period of the prior year was primarily due to a larger percentage of our investment portfolio having been shifted to lower yielding money market funds investing in U.S. Treasuries during the six months ended December 31, 2009.

Other Income (Expense), Net

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Other income (expense), net	$(1,212)	$4,167	(129)%
As a percentage of net revenues	(1.9%)	7.7%

The change in other income (expense), net for the six months ended December 31, 2009 compared to the six months ended December 31, 2008, was primarily attributable to a $1.5 million foreign currency re-measurement loss for the six months ended December 31, 2009 compared to a $2.6 million foreign currency re-measurement gain for the six months ended December 31, 2008 and $1.2 million of dividend income received from available-for-sale securities recognized for the six months ended December 31, 2008 and no dividend income recognized for the six months ended December 31, 2009.

Provision for Income Taxes

	Six Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Income Tax Provision	1,129	2,731	(59)%
Effective tax rate	(3)%	(9)%	6%

A provision for income taxes of $1.1 million and $2.7 million was recorded for the six months ended December 31, 2009 and 2008 respectively. The change in our effective tax rate from six months ended December 31, 2008 to six months ended December 31, 2009 was primarily due to a decrease of amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Cash and cash equivalents	$147,995	$160,955

At December 31, 2009, approximately $49 million or 33% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $99 million, or 67% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.

Our primary cash inflows and outflows for the six months ended December 31, 2009 and 2008 were as follows:

	Six Months Ended December 31,
	2009	2008
	(Dollars in thousands)

Net cash flow provided by (used in):
Operating activities	$(31,924)	$(12,930)
Investing activities	(8,256)	10,675
Financing activities	238	1,153

Net increase (decrease) in cash and cash equivalents	$(39,942)	$(1,102)

Operating Activities

Cash used in operating activities is net income or loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the six months ended December 31, 2009, cash used in operating activities was $31.9 million primarily due to a net loss of $40.5 million, a decrease in inventory of $7.7 million, a decrease in income tax payable of $10.8 million, offset primarily by an increase in accounts payable of $8 million, a decrease in accounts receivable of $4.5 million and non-cash stock compensation and depreciation and amortization charges of $10.2 million. For the six months ended December 31, 2009, accounts receivable decreased primarily due to early payment from a large customer, inventories decreased primarily due to shipment of product, accounts payable increased primarily due to the general timing of payments and income taxes payable decreased primarily due to a tax payment associated with the liquidation of TTI.

Investing Activities

For the six months ended December 31, 2009, cash used in investing activities consists primarily of capital expenditures, purchases of intellectual property and cash used for business combinations, partially offset by sales of investments. For the six months ended December 31, 2009, cash used in investing activities was $8.2 million. For the six months ended December 31, 2008, cash used in investing activities was primarily attributable to cash proceeds from the UMC capital reduction, an event which did not recur in the six months ended December 31, 2009.

Financing Activities

Cash provided by financing activities consists primarily of cash proceeds from the issuance of common stock to employees upon exercise of stock options. Cash provided by financing activities for the six months ended December 31, 2009 was $0.2 million from cash proceeds from the issuance of common stock to employees upon exercise of stock options.

Liquidity

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash and cash equivalents is held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future.

On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our Common Stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $45 million. Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of business lines of NXP and Micronas. See Note 16, “Subsequent Events,” and Note 11, “Business Combinations,” of the Notes to the Consolidated Financial Statements.

Days Sales Outstanding

Trade accounts receivable days sales outstanding were 15 days as of December 31, 2009 and 3 days as of December 31, 2008. Currently, we grant credit terms to new customers of between net 30 and 45 days compared to the prepayment and net 30 days credit terms granted to new customers in prior periods.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Less Than 1			More Than
	Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in millions)

Contractual Obligations
Operating Leases(1)	$1.4	$2.2	$0.5	$1.6	$5.7
Purchase Obligations(2)	31.6	—	—	—	31.6

Total	$33.0	$2.2	$0.5	$1.6	$37.3

(1)	At December 31, 2009 we leases office space and have entered into lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, and The Netherlands. Operating lease obligations include future minimum lease payments under non-cancelable operating leases as of December 31, 2009 and do not include lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010, or our corporate headquarters lease commencing April 1, 2010, or our engineering software license and maintenance agreement entered into on March 5, 2010. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

Rental expense for the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007 was $1.4 million, $1.5 million, $1.5 million, and $2.0 million, respectively.

As of December 31, 2009, the long-term income taxes payable was $22.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes.

Accordingly, we have excluded this obligation from the schedule presented above summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2009.

As of December 31, 2009, we had purchase commitments in the amount of $31.6 million that were not included in the consolidated balance sheet at that date. Of this amount, $27.5 million represents purchase commitments by us to UMC and Micronas, our principal foundries, and $4.1 million represents purchase commitments by us for intellectual properties, software licensing purchases and other commitments. Among the $27.5 million inventory purchase commitments, $23.6 million and $3.9 million were to UMC and Micronas, respectively.

Corporate Headquarters Lease and Software License and Maintenance Agreement

The following summarizes our obligations resulting from our corporate headquarters lease and software license and maintenance agreement:

	Payments Due By Period
	Less than 1			More than 5
	year	1-3 years	3-5 years	years	Total
	(Dollars in millions)

Corporate Headquarters Lease (1)	$0.5	$2.5	$0.9	$—	$3.9
Software License and Maintenance Agreement (2)	3.1	3.1	—	—	$6.2

Total	$3.6	$5.6	$0.9	$—	$10.1

(1)	We have entered into a five year, 57,649 square foot lease for our corporate headquarters located in Sunnyvale, California commencing April 1, 2010 having a $3.9 million total future leases obligation. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

(2)	We have entered into an engineering software license and maintenance agreement with NXP on March 5, 2010 having a future net cash obligation of $6.2 million. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP will provide to us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP will provide manufacturing services to us for a limited period of time. The term of the agreement ends on the earlier of (i) June 30, 2011 or (ii) the readiness of our enterprise resource planning system. The terms of the agreements allow us to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

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

Regulatory Actions

We are subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and e have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. In addition, we have received an inquiry from the Internal Revenue Service to which it has responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against us by a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of our business.

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

On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress, we believe that our former CEO, two former non-employee directors and two former employees may seek compensation from us relating to the exercise of their fully vested stock options; therefore, a $4.3 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2009. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On January 29, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until May 10, 2010.

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

Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect the new guidance to significantly our consolidated financial statements.

In October 2009, new accounting guidance was issued for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective beginning the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect the new guidance to significantly impact our consolidated financial statements.

In January 2010, new accounting guidance was issued which includes two major new disclosure requirements and clarifies two existing disclosure requirements related to fair value measurement. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this guidance will not significantly impact our consolidated financial statements. This guidance will be incorporated into the disclosure related to the fair value of financial instruments in the quarterly filing for the first quarter of fiscal year 2010.

In April 2009, new accounting guidance was issued amending and clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted the accounting guidance and the guidance is reflected in our consolidated financial statements.

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

Net revenues comparison by dollars

	Fiscal Years Ended June 30,
			Dollar	Percent			Dollar	Percent
Revenues by Region(1)	2009	2008	Variance	Variance	2008	2007	Variance	Variance
	(Dollars in thousands)

Japan	$41,615	$91,306	$(49,691)	(54)%	$91,306	$91,721	$(415)	(0)%
Europe	13,841	53,801	(39,960)	(74)%	53,801	17,421	36,380	209%
Asia Pacific(2)	14,061	32,618	(18,557)	(57)%	32,618	45,725	(13,107)	(29)%
South Korea	5,819	79,608	(73,789)	(93)%	79,608	115,513	(35,905)	(31)%
Americas	425	605	(180)	(30)%	605	415	190	46%

Total net revenues	$75,761	$257,938	$(182,177)	(71)%	$257,938	$270,795	$(12,857)	(5)%

Net revenues comparison by percentage of total net revenues

	Fiscal Years Ended June 30,
Revenues by Region(1)	2009	2008	2007

Japan	54.9%	35.4%	33.9%
Europe	18.2%	20.9%	6.4%
Asia Pacific(2)	18.6%	12.6%	16.9%
South Korea	7.7%	30.9%	42.6%
Americas	0.6%	0.2%	0.2%

Total net revenues	100%	100%	100.0%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

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

Gross Margin

	Fiscal Years Ended June 30,
	2009	2008	% Change	2007	% Change
	(Dollars in thousands)

Gross profit	$23,328	$120,026	(81)%	$129,107	(7)%

Gross margin	30.8%	46.5%		47.7%

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

The net impact on gross profit of the increases in inventory write-downs and sales of previously reserved products is as follow:

	Fiscal Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Additions to inventory reserves	$3,148	$2,747	$2,204
Sales of previously reserved products	(5,082)	(4,676)	(4,463)

Net increase in gross profit	$(1,934)	$(1,929)	$(2,259)

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

Research and Development

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Research and development	$53,016	1%	$52,608	28%	$40,970
As a percentage of net revenues	70%		20%		15%

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

Research and development expenses as a percentage of net revenues increased significantly from fiscal year 2008 to fiscal year 2009 due primarily to the significant decrease in revenues in fiscal year 2009. The increase in research and development expenses for fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 was primarily due to (i) a $4.5 million increase in third-party IP licenses, (ii) a $2.8 million increase in employee-related expenses associated with increased employee headcount in connection with the acquisition in May 2009 and (iii) $1.7 million third-party IP impairment write-off due to a change in business strategy and a change in business use of assets associated with the acquisition, offset by (iv) a $4.1 million decrease in stock-based compensation expense principally due to certain option modifications and contingent liabilities associated with vested options of certain terminated employees that occurred only during the fiscal year ended June 30, 2008, (v) a $2.6 million decrease in new product development expenditures was attributable to a $1.4 million reversal of software license fee adjustment for prior software usage during the fiscal year ended June 30, 2009, and (vi) a $1.9 million decrease from lower mask tooling fees due to decrease in production. For the detail of the third-party IP impairment analysis and prior years’ software usage, refer to Note 4, “Goodwill and intangible assets” and Note 6, “Commitments and contingencies” of the Notes to Consolidated Financial Statements for detail, respectively.

The increase in research and development expenses for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily the result of (i) a $4.0 million increase in salary and payroll-related expenses associated with increased employee headcount in fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007, (ii) a $3.5 million increase in stock-based compensation expense recognized in accordance with accounting guidance, (iii) a $1.0 million increase in depreciation expense due to the completion of our research and development center in Shanghai, China in September 2007 and (iv) a $2.7 million increase in new product development expenditures. The $2.7 million increase in new product development expenditures was attributable to a $1.4 million software license fee adjustment for prior software usage and an additional $1.3 million representing increased engineering expenses related to the new product development.

Selling, General and Administrative

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Selling, general and administrative	$29,617	(39)%	$48,598	1%	$47,993
As a percentage of net revenues	39%		19%		18%

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

During the fiscal year ended June 30, 2009, we capitalized approximately $4.1 million of legal and professional fees related to due diligence in connection with the acquisition of Micronas. We anticipate that our selling, general and administrative expenses will slightly increase in fiscal year ended June 30, 2010.

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

Goodwill Impairment

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Goodwill impairment	$1,432	100%	$—	0%	$—
As a percentage of net revenues	2%		0%		0%

During the fiscal year ended June 30, 2009, an impairment test was conducted resulting from redeploying our engineering resources in TMBJ and by canceling our STB efforts to better support our focus on SoC development. This factor was considered an indicator of potential impairment, and as a result, we performed an interim impairment analysis of our goodwill. Based on the results of this goodwill impairment analysis, we determined that there would be no remaining implied value attributable to goodwill at TMBJ, and accordingly, we wrote off the entire goodwill balance at TMBJ and recognized goodwill impairment charges of $1.4 million under “Goodwill impairment” in the Consolidated Statement of Operations for fiscal year ended June 30, 2009. Refer to Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Item 8 of this report for further information.

In-Process Research and Development

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

In-process research and development	$697	100%	$—	$0%	$—
As a percentage of net revenues	1%		0%		0%

The in-process research and development (“IPR&D”) expense was incurred in connection with the acquisition of certain product lines of Micronas in fiscal year ended June 30, 2009. The IPR&D relates to masks and tools that were completed after the announcement date but prior to the closing date of the acquisition and that have no alternative future use.

Restructuring Charges

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Restructuring charges	$810	100%		$0%	$
As a percentage of net revenues	1%		0%			0%

During fiscal year ended June 30, 2009, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.8 million for the fiscal year ended June 30, 2009, in connection with the restructuring.

Loss on Sale of Short-term Investments

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Loss on sale of short-term investments	$(8,940)	100%	$—	0%	$—
As a percentage of net revenues	(12%)		0%		0%

During the fiscal year ended June 30, 2009, we sold all of our 52.5 million shares of UMC common stock for net proceeds of $17.2 million and recorded a loss on sale of approximately $9.0 million under “Loss on sale of short-term investments” in our Consolidated Statement of Operations.

Impairment Loss on UMC Investment

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Impairment loss on UMC investment	$(556)	(91)%	$(6,480)	(100)%	$0
As a percentage of net revenues	(1%)		(3%)		0%

Impairment loss on UMC investment represents the impairment charge when the decline in the fair value of our investment below our cost basis is determined to be other-than-temporary. For fiscal years ended June 30, 2009 and 2008, we recorded impairment charges of $0.6 million and $6.5 million, respectively, to reflect the decrease in carrying value of the UMC securities we held. We have determined whether an impairment charge is other-than-temporary in nature in accordance with accounting guidance. See the discussion at Note 2 “Investments,” of Notes to the Consolidated Financial Statements in Item 8 for more detailed information on this impairment charge.

Interest Income, Net

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Interest income, net	$2,968	(52)%	$6,166	26%	$4,890
As a percentage of net revenues	4%		2%		2%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and U.S. Treasuries. The average interest rates earned during fiscal years ended June 30, 2009 and 2008 were 1.6% and 2.9%, respectively. The decrease in the average interest income for the fiscal year ended June 30, 2009 was primarily due to (i) the reduction of federal funds rate from 2.0% to 0.21% by the Federal Reserve Bank and (ii) a larger percentage of our investment portfolio having been shifted from money market funds to lower yielding U.S. Treasuries during the fiscal year ended June 30, 2009.

The increase in interest income for fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007 was primarily attributable to an increase in cash and cash equivalents on hand from $147.6 million in fiscal year ended June 30, 2007 to $213.3 million in fiscal year ended June 30, 2008, partially offset by a decrease in interest rates during fiscal year ended June 30, 2008.

Other Income, Net

	Fiscal Years Ended June 30,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)

Other income, net	$4,053	811%	$445	(77)%	$1,947
As a percentage of net revenues	5%		0%		1%

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

Provision for Income Taxes

	Fiscal Years Ended June 30,
	2009	Change	2008	Change	2007

Income tax provision	5,513	(37)%	8,799	(47)%	16,673
Effective tax rate	(9%)	(55%)	46%	11%	35%

A provision for income taxes of $5.5 million, $8.8 million and $16.7 million was recorded for fiscal years ended June 30, 2009, 2008, and 2007, respectively. The decrease in our effective tax rate from fiscal year ended June 30, 2008 to fiscal year ended June 30, 2009 was primarily due to a decrease in $4.4 million of amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group was completed in fiscal year ended June 30, 2009 and we will not incur additional amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group in fiscal year ended December 31, 2010 and beyond. The increase in our effective tax rate from fiscal year ended June 30, 2007 to fiscal year ended June 30, 2008 was primarily due to the amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group and the amortization of foreign taxes as a percentage of lower income before provision of income taxes.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at the end of each year were as follows:

	June 30,	June 30,	Increae/
	2009	2008	(Decrease)
	(Dollars in millions)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$187.9	$213.3	$(25.4)
Short-term investments	—	26.7	(26.7)

Total	$187.9	$240.0	$(52.1)

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

Our primary cash inflows and outflows for fiscal years ended June 30, 2009, 2008, and 2007 were as follows:

	Fiscal Years
	2009	2008	2007
	(Dollars In millions)

Net cash flow provided by (used in):
Operating activities	$(31.9)	$57.9	$62.1
Investing activities	5.3	1.7	(17.7)
Financing activities	1.2	6.1	0.1

Net increase (decrease) in cash and cash equivalents	$(25.4)	$65.7	$44.5

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

The increase in net cash provided by investing activities in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to (i) $11.4 million less cash paid for purchases of property and equipment due to the completion of our new research and development building in Shanghai, China in September 2007, (ii) a $6.1 million increase in cash from the sale of available-for-sale investments, (iii) a $7.8 million increase in cash proceeds from the UMC capital reduction, partially offset by (iv) $2.0 million cash paid for the acquisition of TMBJ and (v) a $4.3 million decrease in cash from the purchase of intellectual property and software licenses.

Financing Activities

Cash provided by financing activities consists of cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation. Cash provided by financing activities for the fiscal years ended June 30, 2009 and 2008 was $1.2 million and $6.1 million, respectively. The decrease in net cash provided by financing activities in fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was due to (i) an approximately $4.5 million decrease in cash proceeds from issuance of common stock to employees upon exercise of stock and (ii) a $0.4 million decrease in excess tax benefit from stock-based compensation due to the adoption of stock-based compensation accounting guidance.

The increase in cash provided by financing activities in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to (i) $4.7 million increase in cash proceeds from the issuance, during the fiscal year ended June 30, 2008, of common stock to employees upon exercise of stock options following the filing of our Registration Statement on Form S-8 registering shares issuable under the 2006 Equity Incentive Plan on August 22, 2007 and (ii) the absence during the fiscal year ended June 30, 2008 of $1.5 million of net cash payments to employees that was paid in the fiscal year ended June 30, 2007 in connection with the amendment of options to meet the requirements of the United States Internal Revenue Code Section 409A (“Section 409A”), offset by (iii) a $0.3 million decrease in excess tax benefit from stock-based compensation in the fiscal year ended June 30, 2008.

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

Foreign currency exchange rate risk

As of December 31, 2009, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of these operations is the U.S. dollar. Approximately $99 million, or 67% of our cash and cash equivalents, were held outside the United States as of December 31, 2009, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars. Since we acquired certain product lines from Micronas in May 2009, we have also incurred manufacturing and related expenses in Euros, and expect to incur additional expenses in Euros in the future as a result of the NXP Transaction.

While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies, such as Euros. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future. Following the NXP Transaction, we now have research and development facilities in additional foreign locations and a large percentage of our international operational expenses are denominated in foreign currencies. As a result, foreign currency exchange rate volatility, particularly in Euros and China’s currency, Renminbi, could negatively or positively affect our operating costs in the future.

Fluctuations in foreign exchange rates may have an adverse effect on our financial results due to the NXP acquired business lines, as a substantial proportion of expenses of the acquired business lines are incurred in various denominations, while most of the revenues are denominated in U.S. dollars.

Interest rate risk

We currently maintain our cash equivalents primarily in certificates of deposit, U.S Treasuries, and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, we have approximately $148 million in cash and cash equivalents, of which $86.4 million is cash and $61.6 million is money market funds invested in U.S. Treasuries. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.

Investment risk

Investment in Privately Held Companies and Funds

We are exposed to changes in the value of our investments in privately-held companies and funds, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies which is included in “Other assets” on the Consolidated Balance Sheet at December 31, 2009, was $1.8 million.

Concentrations of Credit Risk and Other Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.

A majority of our trade receivables is derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, the date of the acquisition of the Micronas business lines, sales to most of our customers were typically made on a prepaid or letter of credit basis while sales to a few customers were made on open accounts. We perform ongoing credit evaluations of its newly acquired customers’ financial condition and generally requires no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our products have been manufactured primarily by two foundries, United Microelectronics Corporation, or (UMC), based in Taiwan and Micronas, based in Germany. Effective with the February 8, 2010 closing of our acquisition of certain assets from NXP B.V., we also have products manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months
	Ended December 31,	Years Ended June 30,
	2009	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$63,011	$75,761	$257,938	$270,795
Cost of revenues	47,265	52,433	137,912	141,688

Gross profit	15,746	23,328	120,026	129,107
Operating expenses:
Research and development	32,512	53,016	52,608	40,970
Selling, general and administrative	19,980	29,617	48,598	47,993
Goodwill impairment	—	1,432	—	—
In-process research and development	—	697	—	—
Restructuring charges	1,558	810	—	—

Total operating expenses	54,050	85,572	101,206	88,963

Income (loss) from operations	(38,304)	(62,244)	18,820	40,144
Loss on sale of short-term investments	—	(8,940)	—	—
Impairment loss on short-term investments	—	(556)	(6,480)	—
Interest income	118	2,968	6,166	4,890
Other income (expense), net	(1,212)	4,053	445	1,947

Income (loss) before provision for income taxes	(39,398)	(64,719)	18,951	46,981
Provision for income taxes	1,129	5,513	8,799	16,673

Income (loss) before cumulative effect of change in accounting principle	(40,527)	(70,232)	10,152	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	—	(190)

Net income (loss)	$(40,527)	$(70,232)	$10,152	$30,118

Net income (loss) per share — Basic:
Income (loss) before change in accounting principle	$(0.58)	$(1.12)	$0.17	$0.52
Cumulative effect of change in accounting principle	—	—	—	(0.00)

Net income (loss) per share — Basic	$(0.58)	$(1.12)	$0.17	$0.52

Net income (loss) per share — Diluted: accounting Principle	$(0.58)	$(1.12)	$0.16	$0.48
Cumulative effect of change in accounting principle	—	—	—	(0.00)

Net income (loss) per share — Diluted	$(0.58)	$(1.12)	$0.16	$0.48

Shares used in computing net income (loss) per share — Basic	69,372	62,535	59,367	57,637

Shares used in computing net income (loss) per share — Diluted	69,372	62,535	62,751	63,380

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2009	2009	2008
	(In thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$147,995	$187,937	$213,296
Short-term investments	—	—	26,704
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts of $320, $56 and $300 at 12/31/09, 06/30/09 and 6/30/08 respectively	4,582	4,086	4,510
Accounts receivable from related party	335	5,289	—
Inventories	14,536	6,828	8,680
Prepaid expenses and other current assets	13,627	9,425	12,863

Total current assets	181,075	213,565	266,053
Property and equipment, net	26,168	27,587	23,425
Goodwill	7,851	7,708	1,432
Intangible assets, net	5,635	7,685	8,428
Other assets	7,764	6,767	9,977

Total assets	$228,493	$263,312	$309,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,883	$10,485	$10,889
Accounts payable to related party	2,401	5,513	—
Accrued expenses and other current liabilities	27,068	19,546	22,910
Income taxes payable	1,696	13,107	16,309

Total current liabilities	50,048	48,651	50,108
Long-term income taxes payable	22,262	21,658	21,579
Deferred income tax liabilities	94	81	370

Total liabilities	72,404	70,390	72,057

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.001 par value; 95,000 shares authorized; and 70,586; 69,920 and 61,238 shares issued and outstanding at December 31, 2009, June 30, 2009 and 2008, respectively	71	70	61
Additional paid-in capital	237,827	234,134	208,299
Retained earnings (accumulated deficit)	(81,809)	(41,282)	28,950
Accumulated other comprehensive loss	—	—	(52)

Total stockholders’ equity	156,089	192,922	237,258

Total liabilities and stockholders’ equity	$228,493	$263,312	$309,315

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,	Years Ended June 30,
	2009	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(40,527)	$(70,232)	$10,152	$30,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	—	190
Stock-based compensation expense	3,455	12,673	24,270	15,607
Excess tax benefit from stock-based compensation	—	(96)	(561)	(855)
Depreciation and amortization	6,745	9,544	5,354	1,501
In-process research and development	—	697	—	—
Amortization of acquisition-related intangible assets	2,048	3,985	5,725	6,345
Loss on disposal of property and equipment	96	83	52	59
Impairment loss on investments,	200	556	6,480	—
Impairment of goodwill	—	1,432	—	—
Impairment of intangible assets		2,689	—	—
Loss (gain) on sales of investments	(125)	8,966	(969)	(216)
Deferred income taxes	306	63	(722)	1,179
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(496)	612	4,665	(4,883)
Accounts receivable from related party	4,954	(5,289)	—	—
Inventories	(7,708)	1,852	7,583	(1,622)
Prepaid expenses and other current assets	(2,484)	5,885	6,088	5,742
Accounts payable	8,009	(577)	(8,902)	384
Accounts payable to related party	(3,112)	5,512	—	—
Accrued expenses and other liabilities	7,522	(7,309)	(3,574)	2,398
Income taxes payable	(10,807)	(2,897)	2,273	6,145

Net cash provided by (used in) operating activities	(31,924)	(31,850)	57,914	62,092

Cash flows from investing activities:
Purchases of property and equipment	(1,134)	(3,189)	(6,246)	(17,690)
Purchases of stock of privately held companies	—	—	—	(500)
Proceeds from the capital reduction of UMC investment	—	—	7,829	—
Proceeds from sale of investments	223	17,234	6,079	—
Proceeds from sale of investments in private companies	—	—	1,056	1,228
Acquisition of businesses, net of cash acquired	(140)	(2,531)	(1,960)	—
Other assets	(7,223)	(6,471)	(5,070)	(748)
Proceeds from sale of property, plant and equipment	18	294	48	—

Net cash provided by (used in) investing activities	(8,256)	5,337	1,736	(17,710)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	238	1,058	5,523	805
Excess tax benefit from stock-based compensation	—	96	561	855
Net cash settlements of stock options in connection with IRC Section 409A	—	—	—	(1,526)

Net cash provided by financing activities	238	1,154	6,084	134

Net (decrease) increase in cash and cash equivalents	(39,942)	(25,359)	65,734	44,516
Cash and cash equivalents at beginning of year	187,937	213,296	147,562	103,046

Cash and cash equivalents at end of year	$147,995	$187,937	$213,296	$147,562

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,296	$1,588	$1,219	$2,080

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock warrants and common stock for Micronas acquisition	$—	$(12,087)	$—	$—

Accrued expense for building	$—	$—	$(208)	$—

Prepaid taxes in connection with intercompany profit on assets remaining within consolidated group	$—	$—	$—	$20,583

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

			Additional		Accumulated
			Paid-in	Retained	Other
			Capital	Earnings	Comprehensive	Total
	Common Stock		(Common	(Accumulated	Income	Stockholders’
	Shares	Amount	Stock)	Deficit)	(Loss)	Equity
	(In thousands)

Balance at June 30, 2006	57,206	$57	$162,801	$(11,320)	$2,119	$153,657
Income before cumulative effect of change in accounting principle	—	—	—	30,308	—	30,308
Cumulative effect of change in accounting principle, net of tax	—	—	—	(190)	—	(190)
Unrealized gains on investments, net of tax	—	—	—	—	1,483	1,483
Comprehensive income						31,601
Shares issued pursuant to stock awards, net	542	1	804	—	—	805
Stock-based compensation expense	—	—	15,607	—	—	15,607
Tax benefit from stock-based compensation	—	—	1,704	—	—	1,704
Net cash settlement of stock options in connection with IRC Section 409A	—	—	(1,526)	—	—	(1,526)

Balance at June 30, 2007	57,748	58	179,390	18,798	3,602	201,848
Net income	—	—	—	10,152	—	10,152
Unrealized losses on investments, net of tax	—	—	—	—	(3,654)	(3,654)
Comprehensive income						6,498
Shares issued pursuant to stock awards, net	3,490	3	5,520	—	—	5,523
Stock-based compensation expense	—	—	24,270	—	—	24,270
Net cash settlement of stock options	—	—	(1,274)	—	—	(1,274)
Tax benefit from stock-based compensation	—	—	393	—	—	393

Balance at June 30, 2008	61,238	61	208,299	28,950	(52)	237,258
Net loss	—	—	—	(70,232)	—	(70,232)
Unrealized gain on short-term investment	—	—	—	—	52	52
Comprehensive loss						(70,180)
Shares issued pursuant to stock awards, net	1,682	2	1,056	—	—	1,058
Shares and warrant issued in connection with the acquisition of Micronas assets	7,000	7	12,080	—	—	12,087
Stock-based compensation expense	—	—	12,673	—	—	12,673
Net cash settlement for TMT’s stock options	—	—	26	—	—	26

Balance at June 30, 2009	69,920	70	234,134	(41,282)	0	192,922
Net loss	—	—	—	(40,527)	—	(40,527)
Comprehensive loss						(40,527)
Shares issued pursuant to stock awards, net	666	1	238	—	—	239
Stock-based compensation expense	—	—	3,455	—	—	3,455

Balance at December 31, 2009	$70,586	$71	$237,827	$(81,809)	$0	$156,089

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

On November 16, 2009 the Board of Directors approved a change in the fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

Business and Business Combinations

Business

Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident” or the “Company”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. Through the period ended December 31, 2009, the Company designed, developed and marketed integrated circuits, or ICs, for digital media applications, such as digital television, or DTV, liquid crystal display television, or LCD TV. The Company’s system-on-a-chip, or SoC, semiconductors provide the “intelligence” for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images. The Company’s products include frame rate converter, or FRC, demodulator, or DRX and audio decoder products. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize the Company’s technology to enhance image quality and ease of use of their products. The Company’s goal is to provide the best image quality enhanced digital media integrated circuits at competitive prices to customers. Since 1987 the Company has designed, developed and marketed very large-scale ICs for graphics applications, historically for the personal computer, or PC, market, and since 1999 for digital TV, or DTV, in the consumer television market.

Business structure

At June 2003, when the Company announced a restructuring of the business to divest the legacy graphics business, the Company focused its business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, the Company merged its digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company to strengthen and extend its DTV business. TTI, which was liquidated in September 2006, had previously operated primarily as a Taiwan-based semiconductor design house, developing video processing technologies useful for digital media applications. Starting September 1, 2006, the Company conducted business primarily through a Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects were conducted by Trident Microsystems, Inc. and its subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or (Tiside), which the Company acquired in March 2008 and subsequently renamed TMBJ. Operations, field application engineering support and certain sales activities were conducted through its Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates. On May 14, 2009, the Company completed the acquisition of selected assets of certain product lines from the Consumer Division of Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, the Company established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen. On February 8, 2010 the Company acquired selected assets and liabilities of the television systems and set-top box business lines of NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of this acquisition, the Company now has subsidiaries in three new countries, the United Kingdom, Israel and India. The primary purpose of these subsidiaries is to provide sales liaison, marketing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and engineering services to the Company. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

In the fiscal period ended June 30, 2009, the Company established a new subsidiary in South Korea, Trident Microsystems Korea Limited, or TMK, to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire Company. Trident Multimedia Systems, Inc., or TMS, was inactive as of June 30, 2009.

In the fiscal period ended June 30, 2009, the Company established a new subsidiary in South Korea, Trident Microsystems Korea Limited, or (TMK), to primarily provide sales liaison and marketing services in South Korea and a new subsidiary in Hong Kong, Trident Microsystems Hong Kong Ltd., or TMHK, to handle sales and inventory distribution for the entire Company. Trident Multimedia Systems, Inc., or TMS, was inactive as of June 30, 2009.

Business Combinations

On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter (FRC), demodulator (DRX) and audio decoder product lines from Micronas Semiconductor Holding AG (Micronas), a Swiss corporation. In connection with the acquisition, the Company issued 7.0 million shares of its common stock and warrants to acquire up to 3.0 million additional shares of its common stock, with a combined fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. For details of the acquisition, please refer to Note 11, “Business Combinations,” of Notes to Consolidated Financial Statements below. In connection with the acquisition, Trident established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, Trident Microsystems Nederland B.V., and Trident Microsystems Holding B.V. to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.

On February 8, 2010, Trident and its wholly-owned subsidiary Trident Microsystems (Far East), Ltd., a corporation organized under the laws of the Cayman Islands, finalized the transaction for the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap. As a result of the acquisition, the Company issued 104,204,348 newly issued shares of Trident common stock to NXP (the “Shares”), equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $45 million. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock (the “Preferred Shares”).

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

Foreign Currency Remeasurement

The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Sales and purchase transactions are generally denominated in U.S. dollars. The Company has not engaged in hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions to reduce its foreign currency exposure to such fluctuations; however, it may take action in the future to reduce its foreign exchange risk. Gains and losses from foreign currency remeasurements are included in “Other income (expense), net” in the Consolidated Statements of Operations. The Company recorded foreign currency remeasurement gains or (losses) of $(0.6) million for the six months ended December 31, 2009 and $1.8 million, $(2.4) million, and $(0.6) million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments in money market funds invested in Treasuries and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase.

As of December 31, 2009 and June 30, 2009 and 2008 the Company’s long-term investments were in privately-held companies and funds. These investments are included in “Other assets” in the Consolidated Balance Sheet and are carried at cost. As of December 31, 2009, the aggregate carrying value of all long term investments was $1.8 million. The Company monitors these investments for impairment and makes reductions to cost based investments to reflect such investments at estimated market value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

As of June 30, 2007, the Company’s investments in publicly traded equity securities were classified as available-for-sale. The Company had no publicly traded equity securities as of the reported periods subsequent to June 30, 2007. These investments were recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive loss, net of tax. The average method was used to determine the cost basis of publicly traded equity securities that were disposed of. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviewed several factors to determine whether the losses were other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Fair Value of Financial Instruments

Currently, the Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. Pursuant to applicable accounting guidance, the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk and Other Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.

A majority of the Company’s trade receivables is derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, the date of the acquisition of the Micronas business lines, sales to most of the Company’s customers were typically made on a prepaid or letter of credit basis while sales to a few customers were made on open accounts. The Company performs ongoing credit evaluations of its newly acquired customers’ financial condition and generally requires no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of its revenues. The Company’s products have been manufactured primarily by two foundries, United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective with the February 8, 2010 closing of the Company’s acquisition of certain assets from NXP B.V., the Company also has products manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC.

Foreign currency exchange rate risk

As of December 31, 2009, the Company had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of these operations is the U.S. dollar. Approximately $99 million, or 67% of the Company’s cash and cash equivalents, were held outside the United States as of December 31, 2009, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of the Company’s subsidiaries outside the United States, substantially all of the Company’s other expenses are incurred in U.S. dollars. Since the Company acquired certain product lines from Micronas in May 2009, the Company has also incurred manufacturing and related expenses in Euros, and expects to incur additional expenses in Euros in the future as a result of the NXP Transaction.

While the Company expects international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of the Company’s international revenues may be denominated in foreign currencies, such as Euros. In addition, the Company’s operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. The Company analyzes its exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect the Company’s financial results in the future. Following the NXP Transaction, the Company now has many foreign locations, and a large percentage of the Company’s international operational expenses are denominated in foreign currencies. As a result, foreign currency exchange rate volatility, particularly in Euros and China’s currency, Renminbi, could negatively or positively affect the Company’s operating costs in the future.

Fluctuations in foreign exchange rates may have an adverse effect on the Company’s financial results due to the NXP acquired business lines, as a substantial proportion of expenses of the acquired business lines are incurred in various denominations, while most of the revenues are denominated in U.S. dollars.

Interest rate risk

The Company currently maintains its cash equivalents primarily in certificates of deposit, U.S Treasuries, and other highly liquid investments. The Company does not have any derivative financial instruments. The Company places cash investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the Company has approximately $148 million in cash and cash equivalents, of which $86.4 million is cash and $61.6 million is money market funds invested in U.S. Treasuries. The Company currently intends to continue investing a significant portion of its existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. The Company does not believe that investments, in the aggregate, have significant exposure to interest rate risk. However, the Company will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the global financial environment.

Inventories

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. The Company recorded a $1.3 million lower of cost or market adjustment for a portion of its SoC products for the six months ended December 31, 2009. The Company also recorded a $2.1 million liability for ordered product with no expected demand from customers, for the six months ended December 31, 2009.

Long-lived Assets

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms. The Company’s Shanghai office building is depreciated over a twenty year life and the office building land is subject to a customary local property right certificate. Construction in progress is not subject to depreciation until the asset is placed in service. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in “Other income, net” in the Consolidated Statements of Operations. Depreciation expense was $2.4 million, for the six months ended December 31 2009, and $3.5 million, $2.5 million, and $1.5 million for fiscal years June 30, 2009, 2008, and 2007, respectively.

Amortizable Intangible Assets

The Company has two types of intangible assets:  acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are carried at cost, net of accumulated amortization. Acquisition-related intangible assets with finite lives acquired in the purchase of Trident’s subsidiary, Trident Technologies, Inc., (“TTI”), are amortized over their estimated useful lives of approximately seven to eight years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The Company’s other acquisition-related intangible assets and purchased intangible assets with finite lives are amortized over their estimated useful lives of approximately three years using the straight-line method.

Management evaluates the recoverability of its identifiable intangible assets and long-lived assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in its stock price for a sustained period of time; and changes in its business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the fiscal year ended June 30, 2009, management decided to put additional efforts on its SoC development rather than on set-top-box products or STB. During the fiscal year ended June 30, 2009, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets at TMBJ, of which $0.6 million was recorded under “Cost of revenues”, and $0.4 million was recorded under “Selling, general and administrative”. In addition, the Company wrote off $1.7 million of third-party purchased IP under “Research and development” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2009 due to a change in business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategy associated with more focus on SoC development and a change in the use of certain assets due to the Micronas acquisition. There was no impairment loss recorded during the six month period ended December 31, 2009. See Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements for detail.

Goodwill

The Company accounts for goodwill in accordance with applicable accounting guidance. Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is subject to an impairment test annually. The Company will continue to perform its annual goodwill impairment analysis in the quarter ended June 30 of each year or more frequently if the Company believes indicators of impairment exist. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. As of December 31, 2009, the Company had two reporting units within its single operating segment. One reporting unit, which carries all of the Company’s goodwill, was created as a result of the acquisition of the FRC, DRX, and audio decoder product lines from Micronas Semiconductors on May 14, 2009. The other reporting unit consists of the Company’s legacy business. No interim impairment test was performed on goodwill as of December 31, 2009 because no indicators of impairment were deemed to be present as of such date.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company records estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance, which is presented as a reduction to accounts receivable on the Company’s Consolidated Balance Sheet, is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed its estimates.

A significant amount of the Company’s revenue is generated through its distributors under agreements allowing for pricing protection and/or rights of return. During the six months ended December 31, 2009, approximately 20% of revenues were recognized upon sales through distributors. During the fiscal years ended June 30, 2009, 2008, and 2007, approximately 76%, 49% and 48%, respectively, of revenues were recognized upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales through distributors. Sales to distributors, which may be subject to rights of return and price protection, are deferred and only recognized when these rights expire or upon sale and shipment to the end user customers.

Up to fiscal year 2008, the Company sold product to its major customers through distributors. During the six months ended December 31, 2009, sales of product to these major customers declined and the Company began selling directly to another major customer, reducing its sales through distributors.

The Company accounts for rebates in accordance with applicable accounting guidance and, as such, the Company accrues for 100% of the potential rebates and does not apply a breakage factor to accrued expenses and other current liabilities.

Stock-based Compensation

The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with applicable accounting guidance, which requires that share-based payments be recognized in its Consolidated Statements of Operations based on their fair values and the estimated number of shares the Company ultimately expects to vest. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer in October 2007. The fair value of the unvested portion of share-based payments granted prior to July 1, 2006 is recognized using the straight line expense attribution method, net of estimated forfeitures.

The Company records deferred tax assets for stock-based awards that result in deductions on its income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily include employees’ compensation, consulting fees, software licensing fees and tape-out expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.

Income Taxes

The Company accounts for income taxes in accordance with applicable accounting guidance, which requires that deferred tax assets and liabilities be recognized by using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.

The Company also has to assess the likelihood that it will be able to realize its deferred tax assets. If realization is not more likely than not, the Company is required to record a valuation allowance against deferred tax assets that the Company estimates it will not ultimately realize. The Company believes that it will not ultimately realize a substantial amount of the deferred tax assets recorded on its consolidated balance sheets. However, should there be a change in the ability to realize deferred tax assets; the valuation allowance against deferred tax assets would be released, resulting in a corresponding reduction in the Company’s tax provision.

The Company is required to make certain estimates and judgments in determining income tax expense for financial statement purposes. The Company recognizes liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Because the Company is required to determine the probability of various possible outcomes, such estimates are inherently difficult and subjective. The Company reevaluates these uncertain tax positions on a quarterly basis. This reevaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an additional charge to the tax provision for the period.

Net Income (loss) per Share

The Company computes net income (loss) per share in accordance with applicable accounting guidance.. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options and warrants to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in the equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Unrealized gains and losses on investments are comprehensive income (loss) items applicable to the Company and are reported as a separate component of equity as “Accumulated other comprehensive income (loss).”

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

Cumulative Effect of Change in Accounting Principle

During the year ended June 30, 2007, the Company recorded a cumulative effect of a change in accounting principle of $0.2 million, net of tax, in connection with the adoption of accounting guidance regarding employee benefit arrangements.

Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the residual method of allocating arrangement consideration. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect the new guidance to significantly impact its consolidated financial statements.

In October 2009, new accounting guidance was issued for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect the new guidance to significantly impact its consolidated financial statements.

In January 2010, new accounting guidance was issued which includes two major new disclosure requirements and clarifies two existing disclosure requirements related to fair value measurement. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this guidance will not significantly impact the Company’s consolidated financial statements. This guidance will be incorporated into the disclosure related to the fair value of financial instruments in the quarterly filing for the first quarter of fiscal year 2010.

In April 2009, new accounting guidance was issued amending and clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the accounting guidance and the guidance is reflected in its consolidated financial statements.

2.	INVESTMENTS

The Company had no available-for-sale or marketable equity securities as of December 31, 2009 and June 30, 2009. The following table summarizes the Company’s marketable equity securities as of June 30, 2008:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Historical Cost	Gains	Losses	Value
(Dollars in thousands)

Short-term investments:
Marketable equity securities — as of June 30, 2008	$26,756	$—	$(52)	$26,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	BALANCE SHEET COMPONENTS

	December 31,	June 30,
	2009	2009	2008
	(Dollars in thousands)

Cash and cash equivalents:
Cash	$86,382	$48,712	$37,295
Money market funds invested in U.S. Treasuries	61,613	111,773	—
Certificates of deposit	—	27,452	43,582
Money market funds	—	—	132,419

Total cash and cash equivalents	$147,995	$187,937	$213,296

Inventories:
Work in process	$12,539	$4,935	$4,170
Finished goods	1,997	1,893	4,510

Total inventories	$14,536	$6,828	$8,680

Property and equipment, net:
Building and leasehold improvements	$19,522	$19,467	$18,738
Machinery and equipment	15,427	15,454	8,773
Software	4,096	3,925	3,319
Furniture and fixtures	2,296	2,277	1,465
Construction in progress	—	—	103

	41,341	41,123	32,398
Accumulated depreciation and amortization	(15,173)	(13,536)	(8,973)

Total property and equipment, net	$26,168	$27,587	$23,425

Accrued expenses and other current liabilities:
Price rebates	$5,913	$—	$—
Wafer and substrate fees	2,226	—	—
VAT Tax payable	1,256	—	—
Compensation and benefits	4,482	4,449	5,927
Contingent liabilities on certain option modifications(1)	4,336	4,336	4,336
Professional fees	2,912	2,687	1,572
Production related accrual	2,401	—	—
Royalties	939	796	1,014
Deferred revenues less cost of revenues	329	344	1,274
Prior software usage(2)	—	—	1,387
Other	4,676	6,934	7,400

Total accrued expenses and other current liabilities	$29,469	$19,546	$22,910

(1)	See Note 8, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements

(2)	See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances as of December 31, 2009 and June 30, 2009, 2008 and 2007:

(In thousands)

Balance as of June 30, 2007	$—

Goodwill acquired	1,432
Impairment charge	—

Balance as of June 30, 2008	1,432
Goodwill acquired	7,708
Impairment charge	(1,432)

Balance as of June 30, 2009	7,708
Goodwill acquired	—
Impairment Charge / Other	143

Balance as of December 31, 2009	$7,851

Goodwill acquired during the fiscal year ended June 30, 2009 represents the goodwill of $7.7 million related to the acquisition of selected assets from Micronas, refer to Note 11, “Business Combinations” of the Notes to Consolidated Financial Statements for details.

During the fiscal year ended June 30, 2009, the Company evaluated the viability of its set-top-box, or STB, business in China, including STB products under development by TMBJ, and determined that continuing this business would not be consistent with the Company’s current DTV market strategy. The Company’s decision to no longer allocate resources to the Chinese STB business was made concurrently with the decision to acquire certain product lines from Micronas. It was determined that these resources would instead be utilized to further penetrate the system-on-a-chip, or SoC market. As a result, no future revenues were expected to be generated from the Chinese “STB” business being developed by TMBJ. The Company considered this change as a triggering event and performed an interim impairment test of goodwill in accordance with applicable accounting guidance as of March 31, 2009. Based on the results of the first step of the goodwill analysis, it was determined that TMBJ’s net book value exceeded its estimated fair value as there will be no future revenues generated from the Chinese STB business. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and, accordingly, the Company wrote off the entire goodwill balance at TMBJ and recognized a goodwill impairment charge of $1.4 million under “Goodwill impairment” in the Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

The Company has determined its reporting units based on the guidance in applicable accounting literature. The business lines acquired from Micronas are not yet fully integrated; therefore, as of December 31, 2009, the Company has two reporting units, the legacy business and the second reporting unit, which carries all of the Company’s goodwill balance and was created as a result of the acquisition of the FRC, DRX, and audio decoder product lines from Micronas on May 14, 2009. In accordance with applicable accounting guidance, the Company is required to assign the goodwill to one or more reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. As a result, the Company assigned the entire amount of the goodwill to the reporting unit consisting of the product lines acquired from Micronas and will perform its next annual goodwill impairment test during the quarter ending June 30, 2010. When the integration the Micronas business is complete, the Company may change its reporting structure which may impact the future impairment analysis and the allocation of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and impairment

The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. No indicators of impairment were deemed to be present, therefore for the six months ended December 31, 2009 no impairment test was performed on intangible assets.

Acquisition-related intangible assets

During the fiscal year ended June 30, 2009, the Company’s financial results and outlook continued to be challenged and constrained by the evolving market for its products and by its customers’ shifting market strategies, combined with a difficult macroeconomic environment. The Company performed an impairment analysis of the acquisition-related intangible assets at TMBJ and determined that the carrying amount of those intangible assets, primarily existing core technology and tradename, exceeded fair value by $0.4 million. In addition, in order to better support its focus on SoC development, the Company redeployed its TMBJ engineering resources and canceled its Chinese STB efforts. The Company performed the impairment analysis of the acquisition-related intangible assets by using the undiscounted projected future operating cash flows and determined that the remaining acquisition-related intangible assets associated with the acquisition of TMBJ were below the assets’ carrying value and recognized a $0.6 million impairment loss on acquisition-related intangible assets during the fiscal year ended June 30, 2009.

During the fiscal year ended June 30, 2009, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets at TMBJ, of which approximately $0.1 and $0.7 million related to acquisition-related developed and core technology and was recorded as “Cost of revenues” in the Consolidated Statement of Operations. The remaining amount was related to tradenames and was included as Selling, general and administrative expenses in the Consolidated Statement of Operations. The Company will continue to monitor the acquisition-related intangible assets for impairment and make appropriate reductions in carrying value when called for based on an impairment analysis.

Third-party purchased intangible assets

During the fiscal year ended June 30, 2009, the Company had two key impairment indicators, which included a change in business strategy associated with more focus on SoC development and a change in the use of assets due to the acquisition of the FRC, DRX, and audio decoder product lines from Micronas. The Company performed an impairment analysis of its intangible assets and determined that its existing IP licenses which utilized demodulator technology were obsolete due to the acquisition of the demodulator technology from Micronas. Consequently, the Company wrote off $1.2 million related to the obsolete demodulator licenses under “Research and development” for the fiscal year ended June 30, 2009. Additionally, as stated above, the Company determined that continuing the Chinese STB business would not be consistent with the Company’s then current DTV market strategy. The Company’s decision to no longer allocate resources to the Chinese STB business was made concurrently with the decision to acquire certain product lines from Micronas. It was determined that these resources would instead be utilized to further penetrate the SoC market, and accordingly, the Company wrote off $0.5 million of the IP related to the Chinese STB business under Research and development for the fiscal period ended June 30, 2009. In total, the Company wrote off $1.7 million of purchased intangible assets related to the Chinese STB and the obsolete demodulator technology as a component of Research and development in the Consolidated Statement of Operations for the fiscal period ended June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of the Company’s amortized acquired intangible assets as of December 31, 2009 are as follows:

	Six Months Ended December 31, 2009
		Accumulated
		Amortization
	Gross	and Write-off	Net
	(Dollars in thousands)

Core and developed technologies	$28,645	$(23,260)	$5,385
Customer relationships	2,535	(2,359)	176
Backlog	166	(92)	74
Tradename	—	—	—

Total	$31,346	$(25,711)	$5,635

The carrying values of the Company’s amortized acquired intangible assets as of June 30, 2009 and 2008 are as follows:

	Year Ended June 30, 2009			Year Ended June 30, 2008
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Write-off	Net	Gross	and Write-off	Net
	(Dollars in thousands)

Core and developed technologies	$28,646	$(21,382)	$7,264	$24,587	$(17,129)	$7,458
Customer relationships	2,521	(2,247)	274	2,521	(1,561)	960
Backlog	180	(33)	147	—	—	—
Tradename	—	—	—	14	(4)	10

Total	$31,347	$(23,662)	$7,685	$27,122	$(18,694)	$8,428

Total amortization expense consists primarily of the amortization of core and developed technologies recorded in “Cost of revenues” in the Consolidated Statement of Operations. A small portion of total amortization expense consists of the amortization of customer relationships recorded in selling, general and administrative expenses, and the amortization of backlog recorded in net revenues. As of December 31, 2009, the Company estimates the future amortization expense of acquired intangible assets for fiscal years ended December 31, 2010, and 2011, to be as follows: $3.9 million, and $1.7 million, respectively. These amounts do not include amortization related to the NXP transaction that closed February 8, 2010. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

5.	GUARANTEES

The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. There were no significant known product warranty claims as of December 31, 2009. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to known product warranty issues for the fiscal years ended June 30, 2009, 2008 and 2007:

	Years Ended
	2009	2008	2007
	(Dollars in thousands)

Accrued product warranty, beginning of period	$256	$800	$1,082
Charged to (reversal of) cost of revenues	(256)	(372)	1,171
Actual product warranty expenses	—	(172)	(1,453)

Accrued product warranty, end of period	$—	$256	$800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	COMMITMENTS AND CONTINGENCIES

Lease and Purchase Commitments

The following summarizes the Company’s contractual obligations as of December 31, 2009:

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in millions)

Contractual Obligations
Operating Leases 1)	$1.4	$2.2	$0.5	$1.6	$5.7
Purchase Obligations 2)	31.6	—	—	—	31.6

Total	$33.0	$2.2	$0.5	$1.6	$37.3

1)	At December 31, 2009 the Company leases office space and has entered into lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, and The Netherlands. Operating lease obligations include future minimum lease payments under non-cancelable operating leases as of December 31, 2009 and do not include lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 or the Company’s corporate headquarters lease commencing April 1, 2010 or the engineering software license and maintenance agreement entered into on March 5, 2010. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing.

Rental expense for the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007 was $1.4 million, $1.5 million, $1.5 million, and $2.0 million, respectively.

As of December 31, 2009, the Company had purchase commitments in the amount of $31.6 million that were not included in the consolidated balance sheet at that date. Of this amount, $27.5 million represents purchase commitments by the Company to UMC and Micronas, its principal foundries, and $4.1 million represents purchase commitments the Company for intellectual properties, software licensing purchases and other commitments. Among the $27.5 million of inventory purchase commitments, $23.6 million and $3.9 million were to UMC and Micronas, respectively.

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired of NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP will provide to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, the Company entered into a Manufacturing Services Agreement pursuant to which NXP will provide manufacturing services to the Company for a limited period of time. The term of the agreement ends on the earlier of (i) June 30, 2011 or (ii) the readiness of the Company’s enterprise resource planning system. The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Headquarters Lease and Software License and Maintenance Agreement

The following summarizes the Company’s obligations resulting from its corporate headquarters lease and software license and maintenance agreement:

	Payments Due By Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
		(Dollars in millions)

Corporate Headquarters Lease 1)	$0.5	$2.5	$0.9	$—	$3.9

Software License and Maintenance Agreement 2)	3.1	3.1	—	—	$6.2

Total	$3.6	$5.6	$0.9	$—	$10.1

1)	The Company has entered into a five year, 57,649 square foot lease for its corporate headquarters located in Sunnyvale, California commencing April 1, 2010 having a $3.9 million total future leases obligation. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

2)	The Company has entered into an engineering software license and maintenance agreement with NXP on March 5, 2010 having a future net cash obligation of $6.2 million. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

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

Regulatory Actions

The Company is also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and we have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. In addition, the Company has received an inquiry from the Internal Revenue Service to which it has responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against us by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil sanctions against us or certain of our former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that it take other actions. If the Company is subject to an adverse finding resulting from the SEC investigation, it could be required to pay damages or penalties or have other remedies imposed upon it. The Company is unable to predict what consequences, if any, that an investigation by any regulatory agency may have on it. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of the Company’s business.

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

On July 23, 2008, the Board approved an amendment to the Original Rights Agreement pursuant to an Amended and Restated Rights Agreement dated as of July 23, 2008 (the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement (i) extended the Final Expiration Date, as defined in the Original Rights Agreement, through July 23, 2018; (ii) adjusted the number of shares of Series A Preferred Stock (“Preferred Shares”) issuable upon exercise of each Right from one one-hundredth to one one-thousandth; (iii) changed the purchase price (the “Purchase Price”) of each Right to $38.00; and (iv) added a provision requiring periodic evaluation (at least every three years after July 23, 2008) of the Amended and Restated Rights Agreement by a committee of independent directors to determine if maintenance of the Amended and Restated Rights Agreement continues to be in the best interests of the Company and its stockholders. The Company subsequently amended the Amended and Restated Rights Agreement to provide that the issuance of shares of Trident common stock to Micronas and to NXP, respectively, does not trigger the Rights under the Amended and Restated Rights Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Under applicable accounting guidance, any unrealized gains or losses on investments which are classified as available-for-sale equity securities are to be reported as a separate adjustment to equity. Accumulated other comprehensive income (loss), as presented in the accompanying Consolidated Balance Sheet, consists of the unrealized gains and losses on available-for-sale investments.

8.	EMPLOYEE BENEFIT PLANS

Equity Incentive Plans

The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of December 31, 2009, the Company made awards under two equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”). The Company has also adopted the 2001 Employee Stock Purchase Plan; however purchases under this plan have been suspended. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to “TTI”’s officers, employees and consultants under the “TTI” 2003 Employee Option Plan (“TTI Plan”). The options granted under the “TTI” option Plan were assumed in connection with the acquisition of the minority interest in “TTI” on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the “TTI” Plan, have been approved by the Company’s stockholders.

In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Tridents’ Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 4,350,000 shares to 8,350,000 shares, which was subsequently approved in a special stockholders’ meeting on May 16, 2008. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant. In February, 2010, the stockholders of the Company approved the adoption of the 2010 Equity Incentive Plan, which supersedes the 2006 Plan and the 2002 Plan. The 2006 Plan and 2002 Plan were terminated on January 26, 2010. See Note 16 “Subsequent Events” of the Notes to Consolidated Financial Statements.

Stock options granted under the “TTI” Plan expire no later than ten years from the grant date. Options granted under the “TTI” Plan were generally exercisable one or two years after date of grant and vest over a requisite service period of generally two or four years following the date of grant. No further awards may be made under the “TTI” Plan.

In December 2002, Trident adopted the stockholder-approved 2002 Plan under which shares of common stock could be issued to officers, directors, employees and consultants. Stock options granted under the 2002 Plan must have an exercise price equal to at least 85% of the closing market price of the underlying stock on the grant date and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire no later than ten years from the grant date. Options granted under the 2002 Plan were generally exercisable in cumulative installments of one-third or one-fourth each year, commencing one year following the date of grant.

The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with applicable accounting guidance, which requires that share-based payments be recognized in its consolidated statements of operations based on their fair values and the estimated number of shares the Company ultimately expects will vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the six month period ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007 include compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of previous accounting guidance, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions accounting guidance applicable since then. In accordance with applicable accounting guidance, the Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method. Also see Note 16 “Subsequent Events” of the Notes to Consolidated Financial Statements.

Valuation Assumptions

The Company values its stock-based payment awards granted using the Black-Scholes model, except for the performance-based restricted stock award with a market condition granted under the 2006 Plan during the fiscal year ended June 30, 2008, for which the Company elected to use a Monte Carlo simulation to value the award.

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

For the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended	Equity Incentive Plans For Years
	December 31,	Ended June 30,
	2009	2009	2008	2007

Expected terms (in years)	4.74	3.94	4.20	4.25
Volatility	68.58%	62.68%	52.25%	61.92%
Risk-free interest rate	2.41%	2.83%	3.97%	4.77%
Expected dividend rate	—	—	—	—
Weighted average fair value	$1.13	$1.27	$5.04	$10.65

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. The Company uses historical volatility in deriving its expected volatility assumption as allowed under applicable accounting guidance because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of options to purchase Trident common stock. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Accounting guidance requires forfeitures

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis, if necessary.

Stock-Based Compensation Expense

The following table summarizes the impact of recording stock-based compensation expense under applicable accounting guidance for the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007. The Company has not capitalized any stock-based compensation expense in inventory for the six months ended December 31, 2009 or the fiscal years ended June 30, 2009, 2008, and 2007 as such amounts were immaterial.

	Six Months Ended December 31,		Year Ended June 30,
	2009	2009	2008	2007
	(Dollars in thousands)

Cost of revenues	$124	$587	$763	$896
Research and development	1,665	7,539	12,418	8,901
Selling, general and administrative	1,666	4,547	15,424	5,810

Total stock-based compensation expense	$3,455	$12,673	$28,605	$15,607

During the six months ended December 31, 2009, total stock-based compensation expense recognized in loss before taxes was $3.5 million and there was no recognized tax benefit. During fiscal year ended June 30, 2009, total stock-based compensation expense recognized in loss before taxes was $12.7 million and there was no recognized tax benefit. During the fiscal years ended June 30, 2008 and 2007, total stock-based compensation expense recognized in income before taxes were $28.6 million and $15.6 million, respectively, and there was no recognized tax benefit for fiscal year ended June 30, 2008, and the related recognized tax benefit was $1.7 million for the fiscal year ended June 30, 2007. Among the $15.4 million selling, general and administrative expenses for the fiscal year ended June 30, 2008, $4.3 million was related to the contingent liability as discussed below in “Modification of Certain Options.”

The following table summarizes the Company’s stock option activities for the six months ended December 31, 2009 and for fiscal years ended June 30, 2007, 2008, and 2009:

	Shares	Options Outstanding
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
	(Shares in thousands, except per share amounts)

Balance at June 30, 2006	5,335	9,594	$4.49
Plan shares expired	(622)	—	—
Restricted stock granted(1)	(380)	—	—
Options granted	(1,553)	1,553	20.17
Options exercised	—	(541)	1.49
Options canceled	804	(804)	8.34

Balance at June 30, 2007	3,584	9,802	$6.82
Options increase under 2006 Plan	4,000
Plan shares expired	(594)	—	—
Restricted stock granted(1)	(1,273)	—	—
Restricted stock cancellation(1)	192	—	—
Options granted	(1,870)	1,870	10.60
Options exercised	—	(2,778)	2.01
Options cancelled, forfeited or expired	1,369	(1,369)	10.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Options Outstanding
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
	(Shares in thousands, except per share amounts)

Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(594)	—	—
Restricted stock granted(1)	(1,512)	—	—
Restricted stock cancellation(1)	424	—	—
Options granted	(1,859)	1,859	2.57
Options exercised	—	(1,062)	1.23
Options cancelled, forfeited or expired	1,454	(1,454)	9.90

Balance at June 30, 2009	3,321	6,868	$8.21
Plan shares expired	(314)	—	—
Restricted stock granted(1)	(1,486)	—	—
Restricted stock cancellation(1)	304	—	—
Options granted	(891)	891	1.98
Options exercised	—	(321)	1.18
Options cancelled, forfeited or expired	749	(749)	10.78

Balance at December 31, 2009	1,683	6,690	$7.48

Vested and expected to vest at December 31, 2009		6,496	$7.60

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio.

As of December 31, 2009 the total number of stock options exercisable was approximately 3,531,000 with a weighted average exercise price of $8.72. At June 30, 2009, 2008, and 2007, the total number of stock options exercisable was approximately 3,412,000, 3,817,000 and 4,879,000, respectively. At June 30, 2009, 2008 and 2007, the aggregate outstanding exercisable stock options had a weighted average exercise price of $8.22, $5.65 and $3.20, respectively.

During the six months ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008, and 2007, the total pre-tax intrinsic value of stock options exercised was $0.3 million, $2.2 million, $6.1 million, and $11.2 million, respectively.

The following table summarizes information about the Company’s stock options outstanding and exercisable as of December 31, 2009 (in thousands except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(in Years)	Price	Shares	Price

$0.78 — $2.02	2,365	6.6	$1.54	1,208	$1.25
$2.06 — $5.34	1,766	7.6	$3.40	560	$3.78
$5.35 — $20.22	1,819	6.6	$13.58	1,325	$13.44
$20.36 — $26.40	740	6.8	$21.17	438	$21.39

Total	6,690	6.9	$7.48	3,531	$8.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding as of December 31, 2009 was $0.9 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the $1.86 per share closing price of Trident’s common stock on December 31, 2009, which would have been received by the option holders had all option holders exercised and sold their options on that date.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at December 31, 2009 was $0.9 million and 6.8 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at December 31, 2009 was $0.7 million and 5.6 years, respectively. The aggregate intrinsic value is calculated based on the closing price of Trident’s common stock for all in-the-money options on December 31, 2009.

As of December 31, 2009, there was $7.3 million of total unrecognized compensation cost related to stock options granted under all Employee Benefit Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity for Trident’s restricted stock awards, or RSAs, and restricted stock units, or RSUs, for the six months ended December 31, 2009 and the fiscal years ended June 30, 2007, 2008, and 2009, respectively:

		Weighted Average
		Grant-Date Fair
	Shares	Value per Share
	(Shares in thousands, except per share amounts)

Nonvested balance at June 30, 2006	—	$—
Granted	275	19.98
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2007	275	$19.98
Granted	923	12.20
Vested	(50)	19.64
Forfeited	(140)	13.92

Nonvested balance at June 30, 2008	1,008	$13.71
Granted	1,096	3.33
Vested	(247)	3.85
Forfeited	(307)	10.86

Nonvested balance at June 30, 2009	1,551	$7.02
Granted	1,076	1.92
Vested	(379)	7.55
Forfeited	(220)	5.94

Nonvested balance at December 31, 2009	2,028	$4.44

Both RSAs and RSUs typically vest over a three year period or a four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA award of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan during fiscal year ended June 30, 2008. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. The CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur. The table above also includes RSU awards of 67,000 and 35,000 performance-based units under the 2006 Plan, granted on October 4, 2009, to the Company’s Chief Executive Officer and Senior Vice President of Engineering, respectively. The units vest subject to achievement of specific Company earnings during the year ending December 31, 2011. The units vest only if the performance goal has been met in full. The RSU awards granted to the Vice President of Engineering were cancelled during January 2010.

The fair value of the restricted performance shares with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 62%; internal rate of return of 25%; and risk-free interest rate of 4.41%. The weighted-average grant-date fair value of the restricted performance shares was $9.32. During the six months ended December 31, 2009 stock compensation expense of $0.1 million was recorded for these restricted performance shares because of service conditions being met. During each of the fiscal years ended June 30, 2009 and 2008, stock-based compensation expense of $0.4 million and $0.3 million, respectively, was recorded for these restricted performance shares because of service conditions being met. As of December 31, 2009 and June 30, 2009, none of these performance-based RSAs were vested.

As of December 31, 2009 and June 30, 2009, there was $5.4 million and $10.4 million respectively, of total unrecognized compensation cost related to RSAs and RSUs granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Employee 401(k) Plan

The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 25% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation (for those employees with one or more years of service with the Company). The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not exceed the lesser of 50% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.05 million for the six months ended December 31, 2009 and each of the fiscal years ended June 30, 2009, 2008 and 2007. During January 2010, the Company changed the fiscal year of the Retirement Plan from June 30 to December 31.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingent Liabilities

As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets as of December 31, 2009 and June 30, 2008 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the year ended June 30, 2008. On August 11, 2009, in connection with negotiations between the SLC and the Company’s former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by the Company’s former CEO against the Company. On January 29, 2010, the SLC and the Company’s former CEO agreed to continue to toll the statute of limitations on these potential claims until May 10, 2010.

9.	INCOME TAXES

The Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008. The Company is required to recognize and measure all uncertain tax positions taken that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s unrecognized tax benefits as of December 31, 2009 relate to various domestic and foreign jurisdictions. A reconciliation of the July 1, 2009 through December 31, 2009 and the years ended June 30, 2009 and 2008 reflect the amount of unrecognized tax benefits as follows:

	Six Months
	Ended
	December 31,	Years Ended June 30,
	2009	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$42,366	$42,987	$40,708
Increases related to current year tax positions	739	4,486	3,093
(Decreases) increases related to prior year tax positions	466	(4,767)	1,515
Expiration of the statute of limitations for the assessment of taxes		(340)	(2,329)

Balance at end of period	$43,571	$42,366	$42,987

Included in the unrecognized tax benefits of $43.6 million as of December 31, 2009 was $23.1 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. In addition to the unrecognized tax benefits noted above, the Company accrued a minor amount of interest expense and penalties for the six months ended December 31, 2009. In addition, the amounts associated with the interest and penalties for fiscal years ended June 30, 2008 and 2009 are immaterial.

The Company has substantially concluded all U.S. federal and material state income tax matters for years through fiscal year ended June 30, 1998 and fiscal year ended June 30, 2000, respectively. Substantially all material foreign income tax matters have been concluded through calendar year 2002. It is reasonably possible that our unrecognized tax benefits could decrease between zero and $0.8 million within the next twelve months depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.

The Company has provided for U.S. federal and foreign withholding taxes on non-U.S. subsidiaries undistributed earnings of approximately $34 million as of December 31, 2009. No provision has been made for taxes that might be payable upon remittance of the Company’s non U.S. subsidiaries undistributed earnings of approximately $113 million as of December 31, 2009, which are indefinitely reinvested in foreign operation.

On September 3, 2009, one of the foreign jurisdictions in which the Company operates published new legislation that could change the computation of income attributable to that jurisdiction. The Company has evaluated the impact of this new legislation on its consolidated financial position, results of operations and cash flows and believes there is no material impact.

Income before provision for income taxes and cumulative effect of change in accounting principle is as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2009	2009	2008	2007
	(Dollars in thousands)

United States	$(11,316)	$(20,374)	$(34,419)	$(20,358)
Foreign	(28,082)	(44,345)	53,370	67,339

	$(39,398)	$(64,719)	$18,951	$46,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes is comprised of the following:

	Six Months Ended
	December 31,	Years Ended June 30,
	2009	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$(3)	$181	$311	$180
State	1	1	1	2
Foreign	825	5,268	9,209	15,312

	$823	$5,450	$9,521	$15,494
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	306	63	(722)	1,179

	306	63	(722)	1,179

	$1,129	$5,513	$8,799	$16,673

The deferred tax assets (liabilities) are comprised of the following:

	Six Months Ended
	December 31,	Years Ended June 30,
	2009	2009	2008
	(Dollars in thousands)

Deferred income tax assets:
Research and development credits	$13,861	$13,557	$12,709
Net operating losses	7,962	5,665	2,743
Capital loss	9,424	9,424	—
Reserves and accruals	865	733	2,945
Other	4,484	5,091	5,435

Deferred income tax assets	36,596	34,470	23,832
Valuation allowance	(32,443)	(30,010)	(20,820)

Deferred income tax assets, net	4,153	4,460	3,012
Total deferred income tax liabilities:
Amortization	—	—	(198)
Unremitted earnings of foreign subsidiaries	(3,981)	(3,981)	(2,220)

Total deferred income tax liabilities	(3,981)	(3,981)	(2,418)

Net deferred income tax assets	$172	$479	$594

As of December 31, 2009, the Company’s federal and state net operating loss carry forwards for income tax purposes were approximately $142 million and $120 million, respectively, which will begin to expire in fiscal years ending 2015 and 2013, respectively. Federal and state tax credit carry forwards were $12 million and $10 million, respectively. Federal tax credits will begin to expire in fiscal year ending 2017. The Company’s ability to use its federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 16, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock. The impact of this subsequent event is expected to reduce loss carry

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forwards from $142 million and $120 million for federal and state income tax purposes, respectively, to a range between $20 million and $25 million for each federal and state income tax purposes.

Recognition is prohibited of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. As of December 31, 2009, the Company’s non-recognized deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions was $33 million. Such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2009	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	5.7	7.0	11.7	5.8
Research and development credit	0.7	1.2	(3.5)	1.4
Foreign rate differential	(27.8)	(32.2)	(53.8)	(15.1)
Valuation allowance	(15.4)	(28.7)	19.7	8.0
Permanent Differences	0.0	7.4	35.7	0.2
Other	(1.1)	1.8	1.6	0.2

Effective income tax rate	(2.9)%	(8.5)%	46.4%	35.5%

10.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Six Months Ended
	December 31,	Year Ended June 30,
	2009	2009	2008	2007
	(Dollars in thousands, except per share data)

Net income (loss)	$(40,527)	$(70,232)	$10,152	$30,118
Shares used in computing basic per share amounts	69,372	62,535	59,367	57,637
Dilutive potential common shares	—	—	3,384	5,743

Shares used in computing diluted per share amounts	69,372	62,535	62,751	63,380

Net income (loss) per share:
Basic	$(0.58)	$(1.12)	$0.17	$0.52

Diluted	$(0.58)	$(1.12)	$0.16	$0.48

Potentially dilutive securities(1)	6,690	6,868	4,916	751

(1)	Dilutive potential common shares consist of stock options. Warrants, restricted stock awards, and restricted stock units are excluded because their effect would have been anti-dilutive. The potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	BUSINESS COMBINATIONS

Selected Assets and Liabilities of NXP B.V.,

On October 4, 2009, Trident and its wholly-owned subsidiary Trident Microsystems (Far East), Ltd., (“TMFE”), a corporation organized under the laws of the Cayman Islands, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap (NXP), providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (the “NXP Transaction”). The Company completed the NXP Transaction on February 8, 2010. Upon completion, the Company issued to NXP 104,204,348 newly issued shares of Trident common stock, equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP (the “Business”) and cash proceeds in the amount of $45 million (the “Cash Payment”). See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

Frame Rate Converter, Demodulator and Audio Decoder product lines of the Consumer Division of Micronas Semiconductor Holding AG

On May 14, 2009, the Company completed its acquisition of the selected assets of the FRC, DRX, and audio product lines of Micronas (the “Micronas Assets”). In connection with the acquisition, the Company issued 7.0 million shares of its common stock, representing approximately 10% of its outstanding common stock, and warrants to acquire up to 3.0 million additional shares of its common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.3 million. The acquisition was accounted for using the purchase method of accounting in accordance with applicable accounting guidance. Under the purchase method of accounting, the total estimated purchase price, discussed below, is allocated to the net tangible and identifiable intangible assets of the Micronas Assets acquired in connection with the acquisition based on their estimated fair value as of the closing of the acquisition.

The total estimated purchase price for the acquisition is as follows (in thousands):

Fair value of common stock	$10,668
Estimated acquisition-related costs	4,136
Fair value of common stock warrants	1,419
In-process research and development	697
Value added taxes	336
Cash paid in exchange for outstanding shares of Micronas Netherlands B.V	10

Total estimated purchase price	$17,266

The fair value of common stock issued in the acquisition was valued at $1.524 per share using an average of Trident’s closing share prices beginning two trading days before and ending two trading days after the acquisition was announced, which was March 31, 2009. The warrants were valued using the Black-Scholes option pricing model with the following inputs: volatility factor 68%, expected life of 5 years, risk-free interest rate of 1.98%, and a market value for Trident common stock of $1.43 per share at the acquisition date, May 14, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation

The allocation of the purchase price of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was based on their estimated fair values. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change from the preliminary valuation. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Under the purchase method of accounting, the total purchase price was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values as of the date of the completion of the acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents		$142
Accounts receivable		259
Other current assets		97
Property and equipment, net		4,818
Deferred tax assets		175
Liabilities assumed:
Accounts payable		(133)
Accrued liabilities		(366)
Above market lease liability		(356)

Net tangible assets acquired		4,636
Amortizable intangible assets acquired:	Estimated useful life
Core technology	3 years	4,059
Backlog	13 months	166
Goodwill	Indefinite	7,708
In-process research and development		697

Total purchase price allocation		$17,266

Assets acquired and liabilities assumed in the acquisition as of May 14, 2009 were reviewed and adjusted, if required, to their estimated fair value. Existing technology consists of products that have reached technological feasibility. The Company valued the core technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the products that use the technology. Backlog valued at $0.2 million represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition. Backlog was valued using a DCF model. Of the total purchase price, $0.7 million has been allocated to in-process research and development (“IPR&D”) and was expensed during the fiscal year ended June 30, 2009. IPR&D relates to expense spent on masks and tools, which has no alternative future use and was completed after the announcement date but prior to the closing date.

Of the total purchase price, $7.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The technology acquired in the acquisition will provide a greater diversity of products and enhanced research and development capabilities, which will allow the Company to pursue expanded market opportunities. These opportunities, along with the ability to leverage the existing workforce acquired in the acquisition, were the significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with applicable guidance, goodwill is not amortized but will be reviewed at least annually for impairment or more frequently if certain triggering events occur. In the event that management determines the value of goodwill has become impaired, the Company will incur an expense in the amount of the impairment during the fiscal quarter in which the determination is made. See Note 4, “Goodwill and Intangible Assets,” of the Notes to the Consolidated Financial Statements for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and amortization of intangibles are not tax deductible. The estimated future amortization expense of the Company’s purchased finite-lived intangible assets acquired is as follows (amounts in thousands):

Years Ended December 31,	Amount

2010	$1,427
2011	$1,860

Unaudited Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information for the fiscal years ended June 30, 2009 and 2008 assuming the business combination had been consummated at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

	Years Ended June 30,
	2009	2008

Pro forma net revenues	$197,604	$430,998
Pro forma net income (loss)	(91,928)	(12,402)
Pro forma net income (loss) per share
— basic and diluted	(1.32)	(0.19)

Beijing Tiside Electronics Design Co., Ltd.,

On March 4, 2008, the Company acquired a 100% ownership interest in Tiside, which had been a privately held software company located in Beijing, China, for $1.9 million in cash. Following the acquisition, Tiside was renamed as Trident Microsystems (Beijing) Co. Ltd. (“TMBJ”). Total acquisition-related costs incurred were approximately $0.1 million. TMBJ designed cross-platform software that allows multimedia applications to run on devices in the digital living room such as set top boxes or DTV sets. Pro forma results of operations have not been presented because the acquisition was not material to the prior period consolidated financial statements. Of the total purchase price, approximately $1.4 million was allocated to goodwill, and approximately $1.3 million and $(0.7) million were allocated to identifiable intangible assets and net liabilities, respectively. The valuation method used by the Company was the income approach which established the fair value of the assets based on the value of the cash flows that the assets can be expected to generate in the future using the discounted cash flow method. The purchase price of the acquisition was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of acquisition, including identifiable intangible assets, with the remaining amount being classified as goodwill.

All of the Company’s identifiable intangible assets from its acquisitions, including backlog, core and developed technology acquired and customer relationships are subject to amortization and have approximate original estimated weighted average useful lives of one to eight years. The weighted average useful lives of acquired intangibles are approximately 5-6 years for core technology, 7-8 years for customer relationships, and approximately 1.0 year for backlog. See Note 4, “Goodwill and Intangible Assets,” of Notes to the Consolidated Financial Statements for additional details.

12.	FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted new fair value accounting guidance. The adoption of the guidance was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

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

All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Cost-based investment are subject to periodic impairment review. In determining that a decline in value of one of our investments has occurred during the period ended December 31, 2009 and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the Company’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2009 and June 30, 2009:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Money market funds invested in U.S. Treasuries	$61,613	$61,613	—	—

Total cash equivalents as of December 31, 2009	$61,613	$61,613	$—	$—

U.S. Treasuries	111,773	111,773	—	—
Certificates of deposit	27,452	27,452	—	—

Total cash equivalents as of June 30, 2009	$139,225	$139,225	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	RESTRUCTURING

On July 27, 2009, the Company announced its plans to terminate approximately 70 employees, or approximately 10 percent of the Company’s worldwide workforce, which followed the announcement in October 2008 of a global workforce reduction of approximately 15 percent. The Company has been undertaking a number of cost reduction activities, including workforce reductions and termination of lease agreements, in an effort to lower the Company’s operating expense run rate in response to the demand environment. Under the restructuring plan, the Company incurred restructuring charges of approximately $1.6 million for the six months ended December 31, 2009, all of which were cash expenditures. All activities related to these previously announced restructurings are expected to be fully completed and all associated restructuring costs will be paid by March 31, 2010.

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

Segment and Geographic Information

The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television and liquid crystal display, or LCD, television. Generally accepted accounting principles in the United States of America establish standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Six Months
	Ended
	December 31,	Years Ended June 30,
	2009	2009	2008	2007
	(Dollars in thousands)

Revenues:
Japan	$5,257	$41,615	$91,306	$91,721
Europe	17,557	13,841	53,801	17,421
Asia Pacific	11,317	14,061	32,618	45,725
South Korea	28,353	5,819	79,608	115,513
Americas	527	425	605	415

Total revenues	$63,011	$75,761	$257,938	$270,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s long-lived assets are located in the following countries:

	Six Months
	Ended
	December 31,	Years Ended June 30,
	2009	2009	2008
	(Dollars in thousands)

China	$21,277	$21,733	$21,265
Europe	3,361	3,881	—
Americas	1,050	1,399	1,749
Taiwan	465	519	411
Asia Pacific	15	55	—

Total	$26,168	$27,587	$23,425

Major Customers

The following table shows the percentage of the Company’s revenues during the six months ended December 31, 2009 and the years ended June 30, 2009, 2008, and 2007 that was derived from customers who individually accounted for more than 10% of revenues in that period.

	Six Months Ended
	December 31,		Year Ended June 30,
Revenue:	2009	2008	2009	2008	2007

Midoriya (supplier to Sony)	*	40%	38%	28%	25%
LG	15%	*	*	*	*
Philips	10%	12%	10%	19%	*
Samsung	29%	*	*	29%	41%
Sharp	*	14%	11%	*	*

*	Less than 10% of net revenues

As of December 31, 2009, the Company had a high concentration of accounts receivable with Philips and Loewe, which accounted for 52% of gross accounts receivable.

15.	RELATED PARTY TRANSACTIONS

Also see Note 16, “Subsequent Events,” of Notes to the Consolidated Financial Statements for a description of agreements with NXP. As discussed in Note 11, “Business Combination” above, due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas, the Company issued 7.0 million shares of common stock and warrants to purchase up to an additional 3.0 million shares of common stock to Micronas. At the completion of the acquisition, the Company entered into the following agreements with Micronas.

On May 14, 2009, the Company entered into a Service Level Agreement or SLA, with Micronas. Under the SLA, Micronas agreed to provide to the Company specified transition services and support, including intellectual property transitional services for a limited period of time to assist the Company in achieving a smooth transition of the acquired products and product lines. The transition services include certain manufacturing design, maintenance and support services, sales of inventory and newly-manufactured products and certain finance and administration, IT, infrastructure, warehousing and similar services, to be provided pursuant to specified service level agreements. Moreover, on May 14, 2009, the Company entered into an exclusive Distributor Agreement with Micronas. Under the Distributor Agreement, Micronas served as the exclusive supplier and OEM to the Company on the FRC, DRX, and Audio Decoder product lines from May 15, 2009 to June 15, 2009. As of December 31, 2009, the outstanding accounts payable to Micronas was $2.4 million, and the outstanding accounts receivable from Micronas was $0.3 million. Total purchases from Micronas for the six months ended December 31, 2009 were $16.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 14, 2009, the Company entered into a Cross License Agreement (the “Cross License”) with Micronas, pursuant to which Micronas has granted to the Company a royalty-free, perpetual, irrevocable, fully assignable and transferable worldwide license, including the right to sublicense, to patents that are relevant to, but not exclusive to, the FRC line of frame-rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. Ownership of these patents remains with Micronas following completion of the acquisition. The license is exclusive for the first three years, subject to certain exceptions, and is non-exclusive thereafter. The Company has granted to Micronas a royalty-free, perpetual, irrevocable, non-exclusive, fully assignable and transferable worldwide license, including the right to sublicense, to patents exclusively relevant to the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. During the first three years, the license granted by the Company to Micronas is limited to use for products that are not a DRX, Audio or FRC Product. Following this three year period, Micronas may use the licensed rights on any product.

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

16.	SUBSEQUENT EVENTS

Voluntary stock option exchange program

On February 10, 2010, the Company commenced a voluntary stock option exchange program (the “Exchange Program”), previously approved by stockholders at the Company’s annual stockholder meeting on January 25, 2010. The Exchange Program offer period commenced on February 10, 2010 and concluded at 9:00 p.m., Pacific Standard Time, on March 10, 2010.

Under the Exchange Program, eligible employees were able to exchange certain outstanding options to purchase shares of the Company’s common stock having a per share exercise price equal to or greater than $4.69 for a lesser number of shares of restricted stock or restricted stock units. Eligible employees participating in the offer who were subject to U.S. income taxation receive shares of restricted stock, while all other eligible employees participating in the offer received restricted stock units. Members of the Company’s Board of Directors and the Company’s executive officers and “named executive officers,” as identified in the Company’s definitive proxy statement filed on December 18, 2009, were not eligible to participate in the Exchange Program.

Pursuant to the terms and conditions of the Exchange Program, the Company accepted for exchange eligible options to purchase shares of the Company’s common stock, representing more than 80% of the total number of options originally eligible for exchange. These surrendered options were cancelled on March 11, 2010 and in exchange therefor the Company granted new shares of restricted stock and new restricted stock units under the Trident Microsystems, Inc. 2010 Equity Incentive Plan, in accordance with the applicable Exchange Program conversion ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Headquarters Lease and Software License and Maintenance Agreement

The following summarizes the Company’s obligations resulting from its corporate headquarters lease and software license and maintenance agreement:

	Payments Due By Period
	Less than
	1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in millions)

Corporate Headquarters Lease (1)	$0.5	$2.5	$0.9	$—	$3.9

Software License and Maintenance Agreement (2)	3.1	3.1	—	—	$6.2

Total	$3.6	$5.6	$0.9	$—	$10.1

(1)	The Company has entered into a five year, 57,649 square foot lease for its corporate headquarters located in Sunnyvale California commencing April 1, 2010 having a $3.9 million total future leases obligation. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

(2)	The Company has entered into an engineering software license and maintenance agreement with NXP on March 5, 2010 having a future net cash obligation of $6.2 million. See Note 16, “Subsequent Events,” to the Notes to Consolidated Financial Statements.

Acquisition of the television systems and set-top box business lines from NXP B.V.

On February 8, 2010,Trident and TMFE consummated the acquisition of the television systems and set-top box business lines of NXP. Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the acquired business lines and cash proceeds in the amount of $45 million. In addition, the Company issued to NXP four shares of a newly created Series B preferred stock.

As a result of the NXP acquisition, the Company entered into a Transition Services Agreement, pursuant to which NXP will provide to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the NXP acquisition, the Company entered into a Manufacturing Services Agreement pursuant to which NXP will provide manufacturing services to the Company for a limited period of time. The term of the agreement ends on the earlier of (i) June 30, 2011 or (ii) the readiness of the Company’s enterprise resource planning system.

Selected Unaudited Pro Forma Combined Financial Data and Preliminary Purchase Price Allocation

It is impracticable for the Company to disclose selected unaudited pro forma combined financial data and preliminary purchase price allocation because the financial information necessary to complete these disclosures has not been provided to the Company given the short period of time between the acquisition date and the filing date of this report.

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired of NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP will provide to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, the Company entered into a Manufacturing Services Agreement pursuant to which NXP will provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing services to the Company for a limited period of time. The term of the agreement ends on the earlier of (i) June 30, 2011 or (ii) the readiness of the Company’s enterprise resource planning system. The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement.

Selected Unaudited Pro Forma Combined Financial Data

It is impracticable for the Company to disclose selected unaudited pro forma combined financial data because financial information for the applicable periods has not been provided to the Company given the short period of time between the acquisition date and the filing date of this report.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the six months ended December 31, 2009 and fiscal years ended June 30, 2009 and 2008. The sum of quarterly net income (loss) per share, basic and diluted, may not equal total fiscal net income (loss) per share, basic and diluted, due to variation in shares outstanding.

TRIDENT MICROSYSTEMS, INC.

	Six Months Ended December 31, 2009
	Quarter Ended	Quarter Ended
	September	December	Total
	(Dollars in thousands, except per share amounts)

Net revenues	$31,093	$31,918	$63,011

Gross profit	$10,501	$5,245	$15,746

Net loss	$(17,156)	$(23,371)	$(40,527)

Net loss per share — Basic and Diluted:	$(0.25)	$(0.34)	$(0.58)

Shares used in computing net loss per share	69,237	69,506	69,372

Shares used in computing net loss per share — Diluted	69,237	69,506	69,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TRIDENT MICROSYSTEMS, INC.

	Fiscal 2009
	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Quarter
	September	December	March	Ended June	Total
	(1)	(2)		(3)
	(Dollars in thousands,
	except per share amounts)

Net revenues	$34,782	$19,215	$6,852	$14,912	$75,761

Gross profit	$12,075	$6,170	$461	$4,622	$23,328

Net loss	$(17,969)	$(14,584)	$(16,604)	$(21,075)	$(70,232)

Net loss per share — Basic:	$(0.29)	$(0.24)	$(0.27)	$(0.32)	$(1.12)

Net loss per share — Diluted:	$(0.29)	$(0.24)	$(0.27)	$(0.32)	$(1.12)

Shares used in computing net loss per share — Basic	61,152	61,612	61,829	65,565	62,535

Shares used in computing net loss per share — Diluted	61,152	61,612	61,829	65,565	62,535

(1)	Includes $9.0 million loss on sale of UMC investment that was recorded in the quarter ended September 30, 2008.

(2)	Includes $1.4 million goodwill impairment that was recorded in the quarter ended March 31, 2009. See “Goodwill and impairment” under Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.

(3)	Includes $1.7 million third-party purchased intangible assets that were recorded in the quarter ended June 30, 2009. See “Third-party purchased intangible assets” under Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.

	Fiscal 2008
			Quarter
	Quarter Ended	Quarter Ended	Ended	Quarter
	September	December	March	Ended June	Total
	(1)	(2)		(3)
	(Dollars in thousands, except per share amounts)

Net revenues	$88,174	$74,984	$55,284	$39,496	$257,938

Gross profit	$42,166	$35,788	$25,312	$16,760	$120,026

Net income (loss)	$10,059	$7,250	$(227)	$(6,930)	$10,152

Net income (loss) per share — Basic:	$0.17	$0.12	$(0.00)	$(0.11)	$0.17

Net income (loss) per share — Diluted:	$0.16	$0.12	$(0.00)	$(0.11)	$0.16

Shares used in computing net income (loss) per share — Basic	58,851	59,269	59,369	60,390	59,367

Shares used in computing net income (loss) per share — Diluted	63,605	62,747	59,369	60,390	62,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $4.9 million of stock-based compensation expense recorded in the quarter ended September 30, 2007 related to certain stock option modifications. See “Modification of Certain Options” under Note 8, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.

(2)	Includes $3.7 million of stock-based compensation expense recorded in the quarter ended December 31, 2007 related to the decision of the Company’s Special Litigation Committee not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. See “Modification of Certain Options” under Note 8, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.

(3)	Includes a $6.5 million impairment charge for loss on UMC investment that was recorded in the quarter ended June 30, 2008.

18.	TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the six months ended December 31, 2009 and 2008 respectively.

	Six Months Ended
	December, 31
	2009	2008
		(Unaudited)
	(Dollars in thousands except per share amounts)

Revenues	$63,011	$53,997
Gross profit	$15,746	$18,245
Loss before income taxes	$(39,398)	$(29,822)
Income taxes	$1,129	$2,731
Net loss	$(40,527)	$(32,553)
Loss per common share (basic and diluted)	$(0.58)	$(0.53)
Weighted average common shares outstanding	69,372	61,382

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at December 31, 2009, June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for the six months in the period ended December 31, 2009 and for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 12, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Transition Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Transition Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this Transition Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Transition Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In May 2009, we acquired three product lines from Micronas Semiconductor Holding AG, a Swiss Corporation. During the period ended December 31, 2009, we completed the incorporation of processes previously separately operated by Micronas into our own systems and control environment. There were no other changes in our internal control over financial reporting that occurred during the six months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On January 25, 2010, our annual meeting of stockholders was held pursuant to the Notice of Annual Meeting of Stockholders mailed to all stockholders of the Company as of December 10, 2009. There were 70,552,260 shares of common stock outstanding and entitled to vote at the Annual Meeting, of which 62,332,269, or 88% were present in person or represented by proxy at the annual meeting, representing a quorum. At the meeting, stockholders approved the following proposals, as described in the Proxy Statement:

1. To approve the issuance of newly issued shares of Trident common stock to NXP in connection with the NXP Transaction, equal to 60% of the total outstanding shares of Trident common stock after giving effect to the share issuance to NXP.

	Shares	Percent

For	46,588,006	74.75%
Against	894,416	1.44%
Abstain	50,717	0.08%
Broker non-votes	14,789,130

2. To approve the Amendment to the Certificate of Incorporation of Trident, as amended, to increase the number of authorized shares of common stock from 95 million to 250 million.

	Shares	Percent

For	45,994,837	65.19%
Against	1,491,905	2.11%
Abstain	46,397	0.07%
Broker non-votes	14,789,130

3. To approve the Trident Microsystems, Inc. 2010 Equity Incentive Plan.

	Shares	Percent

For	42,422,309	68.07%
Against	5,503,524	8.11%
Abstain	57,306	0.09%
Broker non-votes	14,789,130

4. To approve a voluntary program that will permit eligible employees to exchange certain outstanding stock options that are “underwater” for a lesser number of shares of restricted stock or restricted stock units to be granted under the 2010 Plan.

	Shares	Percent

For	37,337,040	59.91%
Against	10,132,549	16.26%
Abstain	62,950	0.10%
Broker non-votes	14,789,130

5. To elect the following two (2) directors to Class II of the Board of Directors, each to hold office for a three year term and until the earliest of our annual meeting of stockholders to be held following our fiscal year ending December 31, 2011, his removal, or his or her resignation.

	Votes Cast For	Votes Withheld

Brian R. Bachman	44,047,466	3,485,673
J. Carl Hsu	44,062,516	3,470,623

6. To ratify the appointment of PricewaterhouseCoopers LLP as Trident’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

	Shares	Percent

For	61,362,917	98.46%
Against	782,753	1.26%
Abstain	176,599	0.28%
Broker non-votes	0

7. The proposal to approve the adjournment of the annual meeting, if necessary, to solicit additional proxies was approved, but was moot.

Each of the proposals set forth above was approved.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Trident Microsystems Inc. Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of Trident’s fiscal year ended December 31, 2009 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

We currently maintain the 2010 Equity Incentive Plan (the “2010 Plan”), a plan approved by our stockholders at the 2010 Annual Meeting of Stockholders on January 25, 2010. The 2010 Plan provides for the issuance of our common stock to officers, directors, employees and consultants. In addition, we have adopted our 2001 Employee Stock Purchase Plan, which is currently suspended. Options to purchase our common stock remain outstanding under five equity incentive plans which have expired or been terminated: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), the 1992 Stock Option Plan (the “1992 Plan”), the 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to “TTI”’s officers, employees and consultants under the “TTI” 2003 Employee Option Plan (“TTI Plan”). The options granted under the “TTI” option Plan were assumed in connection with the acquisition of the minority interest in “TTI” on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the “TTI” Plan, have been approved by the Company’s stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2009:

	A		B	B

Securities
	Number of			Remaining
	Securities to		Weighted	Available for
	be Issued		Average	Future Issuance
	upon		Exercise	Under Equity
	Exercise of		Price of	Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights		Rights	Column A)

Equity compensation plans approved by security holders	5,573,323	(1)	$7.65	1,682,309	(2)
Equity compensation plans not approved by security holders	1,116,768	(3)	$6.62	—

Total	6,690,091		$7.48	1,682,309

(1)	Includes 40,000 shares that are reserved and issuable upon exercise of options outstanding under the 1994 Plan, which expired on January 13, 2004, 1,045,400 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan and 988,655 shares that are reserved and issuable upon exercise of options outstanding under the “TTI” Plan, and 3,342,003 shares that are reserved and issuable upon exercise of options outstanding under the 2006 Plan.

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

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page
Number

1. Financial Statements:
Consolidated Statements of Operations — for the six months ended December 31, 2009 and for each of the three years ended June 30, 2009, 2008 and 2007	58
Consolidated Balance Sheets — at December 31, 2009, June 30, 2009 and June 30, 2008	59
Consolidated Statements of Cash Flows — for the six months ended December 31, 2009 and for each of the three years ended June 30, 2009, 2008 and 2007	60
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — for the six months ended December 31, 2009, and for each of the three years ended June 30, 2009 and June 30, 2008 and 2007	61
Trident Microsystems Inc. Notes to Consolidated Financial Statements	62
Report of Independent Registered Public Accounting Firm	99

3.	Exhibits:

Exhibit		Description

2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)
2.2		Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)
3.1		Restated Certificate of Incorporation.(3)
3.3		Amended and Restated Bylaws.(4)
3.4		Amendment to Article VIII of the Bylaws.(5)
3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)
3.6		Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)
3.7		Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)
4.1		Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.
4.2		Specimen Common Stock Certificate.(9)
4.3		Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)
4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)
4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(13)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(13)
10	.9(*)	Summary description of the Company’s 401(k) plan.(13)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(13)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(13)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(14)
10	.18 (*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(15)
10	.19 (+)	Form of 1996 Nonstatutory Stock Option Plan.(15)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(16)
10	.22(*)	2006 Equity Incentive Plan.(17)
10	.23(*)	Form of Agreements under the 2006 Equity Incentive Plan.(18)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(19)
10	.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(20)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(21)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(22)
10	.30(*)	2009 Executive Bonus Plan(23)
10	.31(*)	Amended Form of Indemnity Agreement for officers and directors(23)
10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(11)

Exhibit		Description

10	.35(**)	Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(11)
10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10	.38(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.(24)
10.39		Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.40(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010.(12)
10	.41(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(25)
10	.42(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010.(26)
10	.43(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.44(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.45(*)	Forms of Agreements under 2010 Equity Incentive Plan.(26)
10	.46(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010.(26)
10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(26)
21.1		Subsidiaries of Registrant(26)
23.1		Consent of Independent Registered Public Accounting Firm(26)
24.1		Power of Attorney (Included on signature page)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(26)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(26)
32.1		Section 1350 Certification of Chief Executive Officer.(26)
32.2		Section 1350 Certification of Chief Financial Officer.(26)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(14)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(15)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(17)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(19)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007

(21)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(23)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(24)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

(25)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(26)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted or requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

By:	/s/ Sylvia Summers Couder
     Sylvia Summers Couder
Chief Executive Officer

Dated: March 12, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvia Summers Couder, Pete J. Mangan and David L. Teichmann, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Transition Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sylvia Summers Couder Sylvia Summers Couder	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ Pete J. Mangan Pete J. Mangan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ Richard H. Janney Richard H. Janney	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2010

/s/ Brian R. Bachman Brian R. Bachman	Director	March 11, 2010

/s/ Richard L. Clemmer Richard L. Clemmer	Director	March 11, 2010

/s/ David H. Courtney David H. Courtney	Chairman of the Board	March 11, 2010

Signature	Capacity	Date

/s/ A. C. D’Augustine A. C. D’Augustine	Director	March 11, 2010

Philippe Geyres	Director

/s/ J. Carl Hsu J. Carl Hsu	Director	March 11, 2010

/s/ David M. Kerko David M. Kerko	Director	March 11, 2010

/s/ Raymond K. Ostby Raymond K. Ostby	Director	March 10, 2010

Schedule II

TRIDENT MICROSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

			Charged as a
			Reduction	Write-offs or
		Balance at	(Credit)	Adjustments
		Beginning of	to	Charged to	Balance at
Fiscal Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)

12/31/09	Allowance for sales returns and allowance for doubtful accounts	$56	$264	$—	$320
2009	Allowance for sales returns and allowance for doubtful accounts	$300	$(244)	$—	$56
2008	Allowance for sales returns and allowance for doubtful accounts	$1,101	$(801)	$—	$300
2007	Allowance for sales returns and allowance for doubtful accounts	$1,475	$(374)	$—	$1,101

		Balance at
		Beginning of	Increase	Balance at End
Fiscal Year	Description	Period	(decrease)	of Period
	(In thousands)

12/31/09	Valuation allowance for deferred tax assets	$30,010	$2,433	$32,443
2009	Valuation allowance for deferred tax assets	$20,820	$9,190	$30,010
2008	Valuation allowance for deferred tax assets	$23,641	$(2,821)	$20,820
2007	Valuation allowance for deferred tax assets	$24,151	$(510)	$23,641

EXHIBIT INDEX

Exhibit		Description

2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)
2.2		Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)
3.1		Restated Certificate of Incorporation.(3)
3.3		Amended and Restated Bylaws.(4)
3.4		Amendment to Article VIII of the Bylaws.(5)
3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)
3.6		Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)
3.7		Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)
4.1		Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.
4.2		Specimen Common Stock Certificate.(9)
4.3		Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)
4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)
4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(13)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(13)
10	.9(*)	Summary description of the Company’s 401(k) plan.(13)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(13)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(13)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(14)
10	.18 (*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(15)
10	.19 (+)	Form of 1996 Nonstatutory Stock Option Plan.(15)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(16)
10	.22(*)	2006 Equity Incentive Plan.(17)
10	.23(*)	Form of Agreements under the 2006 Equity Incentive Plan.(18)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(19)
10	.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(20)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(21)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(22)
10	.30(*)	2009 Executive Bonus Plan(23)
10	.31(*)	Amended Form of Indemnity Agreement for officers and directors(23)
10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(11)
10	.35(**)	Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)

Exhibit		Description

10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(11)
10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10	.38(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.(24)
10.39		Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.40(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010.(12)
10	.41(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(25)
10	.42(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010.(26)
10	.43(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.44(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.45(*)	Forms of Agreements under 2010 Equity Incentive Plan.(26)
10	.46(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010.(26)
10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(26)
21.1		Subsidiaries of Registrant(26)
23.1		Consent of Independent Registered Public Accounting Firm(26)
24.1		Power of Attorney (Included on signature page)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(26)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(26)
32.1		Section 1350 Certification of Chief Executive Officer.(26)
32.2		Section 1350 Certification of Chief Financial Officer.(26)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(14)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(15)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(17)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(19)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007

(21)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(23)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(24)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

(25)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(26)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted or requested for portions of this agreement.