Form 10-Q
period 2010-03-31
TRIDENT MICROSYSTEMS INC
filed 2010-05-10
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification Number)

1170 Kifer Road
Sunnyvale, California	94086-5303
(Address of principal executive offices)	(Zip Code)
(408)-962-5000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2010, the number of shares of the Registrant’s common stock outstanding was 176,133,188.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Net revenues	$90,404	$6,852
Cost of revenues	76,618	6,391

Gross profit	13,786	461

Operating expenses:
Research and development	37,215	11,434
Selling, general and administrative	20,136	3,626
Goodwill impairment	—	1,432
Restructuring charges	8,395	41

Total operating expenses	65,746	16,533

Loss from operations	(51,960)	(16,072)
Gain (loss) on investments	(209)	7
Interest income	270	460
Gain on acquisition	48,490	—
Other income (expense), net	257	820

Loss before provision for income taxes	(3,152)	(14,785)
Provision for income taxes	726	1,819

Net loss	$(3,878)	$(16,604)

Net loss per share — basic and diluted	$(0.03)	$(0.27)

Shares used in computing net loss per share — basic and diluted	129,969	61,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except par values)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$129,983	$147,995
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts of $509 and $311 at March 31, 2010, and December 31, 2009, respectively	32,415	4,582
Accounts receivable from related parties	52,620	—
Inventories	26,631	14,536
Notes receivable from related party	10,126	—
Prepaid expenses and other current assets	33,463	13,962

Total current assets	285,238	181,075
Property and equipment, net	36,014	26,168
Goodwill	7,851	7,851
Intangible assets, net	127,180	5,635
Long-term note receivable from related party	20,348	—
Other assets	19,428	7,764

Total assets	$496,059	$228,493

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,278	$18,883
Accounts payable to related parties	34,887	2,401
Accrued expenses and other current liabilities	66,852	27,068
Income taxes payable	4,372	1,696

Total current liabilities	126,389	50,048
Long-term income taxes payable	21,597	22,262
Deferred income tax liabilities	94	94
Other long-term liabilities	4,870	—

Total liabilities	152,950	72,404

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; ..004 shares issued and outstanding at March 31, 2010 (Note 12)	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 175,400 and 70,586 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	175	71
Additional paid-in capital	428,621	237,827
Accumulated deficit	(85,687)	(81,809)

Total stockholders’ equity	343,109	156,089

Total liabilities and stockholders’ equity	$496,059	$228,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(3,878)	$(16,604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	664	2,803
Depreciation and amortization	5,272	2,475
Amortization of acquisition-related intangible assets	11,455	704
Loss on disposal of property and equipment	4	79
Impairment of goodwill	—	1,432
Impairment of intangible assets	—	596
Severance paid by NXP	3,588	—
Impairment of prepaid royalty	1,215	—
Gain on acquisition	(48,490)	—
Loss (gain) on sales of investments	209	(7)
Deferred income taxes	(1,224)	374
Changes in current assets and liabilities:
Accounts receivable	(27,833)	(281)
Accounts receivable from related parties	(52,620)	—
Inventories	(2,669)	1,998
Prepaid expenses and other current assets	(7,061)	258
Accounts payable	1,395	1,899
Accounts payable to related parties	32,486	—
Accrued expenses and other liabilities	25,219	(1,733)
Income taxes payable	2,011	(1,536)

Net cash (used in) operating activities	(60,257)	(7,543)

Cash flows from investing activities:
Purchases of property and equipment	(928)	(558)
Proceeds from sale of investments	—	2
Acquisition of businesses, net of cash acquired	46,380	—
Other assets	(3,322)	(1,569)
Proceeds from sale of property, plant and equipment	69	68

Net cash provided by (used in) investing activities	42,199	(2,057)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	46	(13)

Net cash provided by (used in) financing activities	46	(13)

Net decrease in cash and cash equivalents	(18,012)	(9,613)
Cash and cash equivalents at beginning of the quarter	147,995	212,194

Cash and cash equivalents at end of the quarter	$129,983	$202,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year End
On November 16, 2009, the Board of Directors approved a change in the fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.
Business Combinations
On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, or “Shares” equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares”. For details of the acquisition, see Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements below.
On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter or FRC, demodulator or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, the Company issued 7.0 million shares of its common stock and warrants to acquire up to 3.0 million additional shares of its common stock, with a combined fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with the acquisition, the Company established three new subsidiaries in Europe, Trident Microsystems, or Europe GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc., or Trident and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the six months ended December 31, 2009 included in the Company’s transition report on Form 10-K, for the transition period ended December 31, 2009, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending December 31, 2010.
Revenue Recognition
The Company recognizes revenues in accordance with applicable accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues for its largest distributors at the point these distributors ship to end customers, representing approximately 85% of shipments made to distributors for the quarter ended March 31, 2010. Revenues recognized from shipments made by distributors to end customers were 17% of the Company's total revenues for the quarter ended March 31, 2010. The Company recognizes revenue for the remaining portion of its revenues at the point it ships product to distributors or to end customers. The Company records estimated reductions to revenues for incentive offerings and sales returns allowances in the same period that the related revenues are recognized.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
recognized. The Company’s incentive offerings primarily involve volume rebates for its products in various target markets. The Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance, which is presented as a reduction to accounts receivable on the Company’s Condensed Consolidated Balance Sheet is established based primarily on known factors at that time and historical rates of sales returns. Additional reductions to revenue could result if actual results are different from estimates. A limited amount of the Company’s revenue is generated through its distributors under agreements allowing for rights of return.
Reclassifications
Prior period amounts presented in these Condensed Consolidated Financial Statenments include reclassifications to conform to the current period presentation.
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
Recent Accounting Pronouncements
In October 2009, new accounting guidance was issued for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect the new guidance to significantly impact its condensed consolidated financial statements.
In October 2009, new accounting guidance was issued for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect the new guidance to significantly impact its condensed consolidated financial statements.
In January 2010, new accounting guidance was issued requiring additional disclosures about fair value measurements. The guidance requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements. (See Note 9 “Fair Value Measurements” of Notes to the Condensed Consolidated Financial Statement, for a further description of fair value measurement levels). In addition, this guidance clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not significantly impact the Company’s condensed consolidated financial statements. This guidance was incorporated into the disclosures related to the fair value of financial instruments in these condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
2. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash	$72,350	$86,382
Money market funds invested in U.S. Treasuries	57,663	61,613

Total cash and cash equivalents	$129,983	$147,995

Inventories:
Work in process	$7,885	$12,539
Finished goods	18,746	1,997

Total inventories	$26,631	$14,536

Prepaid expenses and other current assets:
Receivables from NXP	$11,142	$—
Prepaid licenses	6,782	6,605
VAT receivable	5,176	3,886
Israel, severance plan assets	3,157	—
Other	7,206	3,471

Total prepaid expenses and other current assets:	$33,463	$13,962

Property and equipment, net:
Building and leasehold improvements	$20,135	$19,522
Machinery and equipment	26,408	15,427
Software	4,225	4,096
Furniture and fixtures	3,021	2,296

	53,789	41,341
Accumulated depreciation and amortization	(17,775)	(15,173)

Total property and equipment, net	$36,014	$26,168

Accrued expenses and other current liabilities:
Compensation and benefits	$31,517	$4,482
Price rebate	6,687	5,913
Deferred revenues less cost of revenues	5,594	329
Professional fees	4,066	2,912
Acquisition related service agreements	3,243	—
Royalties	2,988	939
Contingent liabilities	2,757	4,336
Vat payable	1,997	1,256
Wafer and substrate fees	1,223	2,227
Other	6,780	4,674

Accrued expenses and other current liabilities	$66,852	$27,068

(1)	See Note 6, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
The following table presents goodwill balances and movements for the quarters ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Balance at beginning of quarter	$7,851	$1,432
Impairment charge	—	(1,432)

Balance at end of quarter	$7,851	$—

The Company assesses the potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual goodwill impairment analysis in the quarter ended June 30, of each fiscal year.
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, set-top boxes, and liquid crystal display, or LCD, television. The Company has determined its operating segments based on the guidance in applicable accounting literature. The Company has two operating segments, television systems and set-top boxes, and has three reporting units, that are aggregated as one reportable segment, based on guidance in applicable accounting literature. In accordance with applicable accounting guidance, the Company has assigned goodwill to one or more reporting units. For additional details of the acquisitions, including a gain on acquisition from the acquisition of the television systems and set-top box business lines from NXP, see Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements below.
Intangible assets and impairment
The Company has two types of intangible assets: acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
As a result of the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, the Company recognized a gain on acquisition of, $48.5 million for the three months ended March 31, 2010. No gain on acquisition was recognized for the three months ended March 31, 2009. Gain on acquisition represents the amount of the purchase price less the fair value of the underlying net tangible and identifiable intangible assets acquired. Gain on acquisition is not considered income for tax purposes.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Intangible Assets
The following table summarizes the components of intangible assets and related accumulated amortization and write-off balances, which were recorded as a result of prior business combinations for the periods presented (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Amount	and write-off	Amount	Amount	and write-off	Amount
Intangible assets:
Core & developed	$76,645	$(26,528)	$50,117	$28,645	$(23,260)	$5,385
Customer relationships	25,535	(3,985)	21,550	2,535	(2,359)	176
Back log	15,166	(4,613)	10,553	166	(92)	74
Patents	13,000	(421)	12,579	—	—	—
In-process R&D	18,000	—	18,000	—	—	—
Service agreements	16,000	(1,619)	14,381	—	—	—

Total	$164,346	$(37,166)	$127,180	$31,346	$(25,711)	$5,635

Additions to acquisition-related intangible assets for the quarter ended March 31, 2010, resulted from the February 8, 2010, acquisition of the television systems and set-top box business lines from NXP. See Note 12, “Business Combinations” of Notes to Condensed Consolidated Financial Statements below.
The following table presents details of the amortization of intangible assets included in the cost of revenue, research and development and selling, general and administrative expense categories for the periods presented, (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$10,215	$628
Research and development	485	—
Selling, general and administrative	755	76

	$11,455	$704

     As of March 31, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset (in thousands):

Estimated
Fiscal Year Ending	Amortization
2010 (remaining 9 months)	$41,097
2011	41,030
2012	29,501
2013	10,556
2014	4,745
Thereafter	251

Total	$127,180

Future period acquisition related intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility.
4. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with ASC 460, Guarantees, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program.
5. COMMITMENTS AND CONTINGENCIES
Commitments

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines from NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP provides to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The Company also entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to the Company for a limited period of time. The term of the agreement ends on the readiness of the Company’s enterprise resource planning system which is estimated as June 30, 2011. The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Total services purchased under the agreements, through the end of the term of the agreements, is approximately $25 million as of March 31, 2010. Also see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements below.
Contingencies
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against the Company as well as the recovery of monetary damages and attorneys’ fees. Trident has not yet filed an answer and no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of intellectual property proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of this litigation may require the Company to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact the Company’s product gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that its employees are involved in such litigation may perform. From time to time the Company may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding may require the Company to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require the Company to grant a license to certain of its intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, the Company’s business, financial condition, cash flows and results of operations could be materially and adversely affected.
From time to time, the Company receives communications from third parties asserting patent or other rights allegedly covering its products and technologies. Based upon its evaluation, the Company may take no action or the Company may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable or that litigation can be avoided if the Company’s desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of the Company’s products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in the Company having to stop the sale of some of its products or to increase the costs of selling some of its products. Such lawsuits could also damage the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of the Company’s products, could have a material adverse affect on the Company. Even if the Company were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
effect on the Company. The Company cannot assure you that litigation related to its patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. On March 26, 2010, the federal court approved settlements with all defendants other than the Company’s former CEO, and all defendants other than the Company’s former CEO were dismissed with prejudice from the state and federal actions. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that the Company may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. In connection with the approved settlements, payments of approximately $1.7 million will be made to the Company after the quarter ended March 31, 2010, by certain of the defendants. The Company cannot predict whether the action against the remaining defendant, the Company’s former CEO, is likely to result in any material recovery by or expense to Trident.The Company cannot predict whether the action against the remaining defendant is likely to result in any material recovery by or expense to Trident. The Company expects to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of at least the Company’s former CEO under the Company’s advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of the Company’s business, which could adversely affect the Company’s business, results of operations and cash flows.
Regulatory Actions
The Company is also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and we have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009 and the Company believes that the DOJ has concluded its investigation without taking any action against it. In addition, the Company has received an inquiry from the Internal Revenue Service, to which it has responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm the Company’s business. Any action commenced against the Company by a regulatory agency could result in orders against the Company, the imposition of significant penalties and/or fines against the Company, and/or the imposition of civil sanctions against the Company or certain of its former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that it take other actions. If the Company is subject to an adverse finding resulting from the SEC investigation, it could be required to pay damages or penalties or have other remedies imposed upon it. The Company is unable to predict what consequences, if any, that an investigation by any regulatory agency may have on it. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of the Company’s business.
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, Company officers, directors and members of the Company’s senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for advancement and indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option granting practices and related issues, and the related

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
governmental inquiries and shareholder derivative litigation. The maximum amount of potential future advancement and indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable it to recover a portion of such future advancement and indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from the Company’s insurers of any potentially covered future indemnification payments. In certain circumstances, the Company also would have the right to seek to recover sums advanced to an indemnitee.
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
Pursuant to the terms and conditions of the Exchange Program, the Company accepted for exchange eligible options to purchase 1,637,750 shares of the Company’s common stock, representing 88.83% of the total number of options originally eligible for exchange. These surrendered options were cancelled on March 11, 2010 and in exchange therefore the Company granted a total of 120,001 new shares of restricted stock and a total of 198,577 new restricted stock units under the Trident Microsystems, Inc. 2010 Equity Incentive Plan, in accordance with the applicable Exchange Program conversion ratios. Under applicable accounting guidance, the exchange was accounted for as a modification and the stock-based compensation expense recognized by the Company as a result of the Exchange Program was immaterial.
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, restricted stock units and performance share awards to attract and retain officers, directors, employees and consultants. For the quarter ended March 31, 2010, the Company made awards under the 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the Company’s stockholders on January 25, 2010. Previously, the Company had also adopted the 2001 Employee Stock Purchase Plan, however, purchases under this plan have been suspended for several years. Options to purchase Trident’s common stock remain outstanding under the following incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan, the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to “TTI”‘s officers, employees and consultants under the “TTI” 2003 Employee Option Plan (“TTI Plan”). The options granted under the “TTI” option Plan were assumed in connection with the acquisition of the minority interest in “TTI” on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the “TTI” Plan, have been approved by the Company’s stockholders.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The 2010 Plan provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and cash-based and other stock-based awards of up to 32,200,000 shares, subject to increase for unissued predecessor plan shares as set forth in the 2010 Plan. For purposes of the total number of shares available for grant under the 2010 Plan, any shares that are subject to awards of stock options, stock appreciation rights or other awards that require the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant are counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with any other awards, or “full value” awards, are counted against the available-for-grant limit as 1.2 shares for every one share issued. Stock options granted under the 2010 Plan generally must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant. The 2010 Plan supersedes the 2006 Plan and the 2002 Plan. The 2006 Plan and 2002 Plan were terminated on January 26, 2010 following approval of the 2010 Plan by the Company’s stockholders.
Valuation of Employee Stock Options
The Company values its stock-based incentive awards granted using the Black-Scholes model, except for performance-based restricted stock awards with a market condition granted during the fiscal year ended June 30, 2008 and during the quarter ended March 31, 2010, for which the Company used a Monte Carlo simulation model to value the awards.
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
For the quarters ended March 31, 2010 and 2009, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31,
Employee Incentive Plans	2010	2009
Expected term (in years)	4.74	3.93
Expected volatility	68.82%	67.57%
Risk-free interest rate	2.26%	1.69%
Expected dividend rate	—	—
Weighted average fair value at grant date	$1.02	$0.70
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the quarters ended March 31, 2010 and 2009. The Company has not capitalized any stock-based compensation expense in inventory for the quarters ended March 31, 2010 and 2009 as such amounts were immaterial.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cost of revenues	$104	$145
Research and development	880	1,340
Selling, general and administrative	1,259	1,318

Total stock-based compensation expense	$2,243	$2,803

During the quarter ended March 31, 2010, total stock-based compensation expense recognized in income before taxes was $2.2 million, with no related recognized tax benefit, that was reduced by a reduction in a contingent liability associated with the “modification of certain options” described below, by $1.6 million, that was recorded in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2010. During the quarter ended March 31, 2009, total stock-based compensation expense recognized in income before taxes was $2.8 million, and there was no related recognized tax benefit.
Stock Option Awards
The following table summarizes the Company’s stock option and restricted stock activities for the quarter ended March 31, 2010:

		Options Outstanding
				Weighted
				Average
				Remaining
				Contractual	Aggregate
	Shares Available	Number of	Weighted Average	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Exercise Price	Years)	Value
Balance at December 31, 2009	1,682	6,690	$7.48
Newly authorized (2010 Plan)	42,300	—	—
Plan shares expired	(3,675)	—	—
Granted	(675)	675	$1.79
Exercised		(27)	$1.21
Cancelled, forfeited or expired	1,855	(1,855)	$14.57
Restricted stock granted (1)	(1,788)	—	—
Restricted stock cancelled, forfeited or expired (1)	139	—	—

Balance at March 31, 2010	39,838	5,483	$4.43	7.3	$660

Vested and expected to vest at March 31, 2010		5,239	$4.52	7.2	$653

Exercisable at March 31, 2010		2,437	$5.86	5.2	$578

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2010 Plan at a 1 to 1.20 ratio and at a 1 to 1.38 ratio for restricted stock deducted and added back under other previous Plans during the quarter ended March 31, 2010.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $1.74 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of March 31, 2010 was $4.0 million, which is expected to be recognized over the weighted average service period of 2.53 years.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the quarter ended March 31, 2010.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant- Date Fair
(In thousands, except per share data)	Number of Shares	Value
Restricted stock balance at December 31 2009	2,028	$4.44
Granted	1,490	$1.78
Vested	(252)	$1.72
Forfeited	(101)	$3.42

Restricted stock balance at March 31, 2010	3,165	$3.34

Both RSAs and RSUs typically vest over a three or four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. The CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur. The table above also includes performance-based RSU awards of 67,000 shares and 35,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s Chief Executive Officer and Senior Vice President of Engineering, respectively. The RSUs vest subject to achievement of specific Company earnings during the year ending December 31, 2011. The units vest only if the performance goal has been met in full. The RSU award granted to the Vice President of Engineering was cancelled during January 2010 and an insignificant amount of expense was recognized for the quarter ended March 31, 2010. The table above also includes awards of 625,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the quarter ended March 31, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013.
The fair value of the performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.78%. The weighted-average grant-date fair value of the performance share awards was $1.80. During the quarter ended March 31, 2010, stock-based compensation expense of $0.03 million was recorded for these performance share awards based on service conditions having been met. As of March 31, 2010 and December 31, 2009, none of these performance share awards had vested.
The Company recognized an insignificant amount of expense for RSAs and RSUs granted under the Employee Stock Plans for the quarter ended March 31, 2010. Unrecognized compensation cost is expected to be recognized over a weighted average period of 2.25 years.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the quarter ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the second quarter of fiscal year ended June 30, 2008. On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the fiscal year ended June 30, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above, and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations as of that date.
Contingent Liabilities
As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of December 31, 2009 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the quarter ended December 31, 2009. On March 26, 2010, the claims by these two former non-employee directors against the Company were waived as part of a comprehensive settlement with the Company. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements. Currently, the SLC investigation is still in progress only with respect to the Company’s former CEO, and the Company believes that he may seek compensation from the Company relating to the exercise of his fully vested stock options. Therefore, the Company maintained a contingent liability totaling $2.7 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2010 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the quarter ended March 31, 2010. On August 11, 2009, in connection with negotiations between the SLC and the Company’s former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by the Company’s former CEO against the Company. On May 4, 2010, the SLC and the Company’s former CEO agreed to continue to toll the statute of limitations on these potential claims until June 9, 2010.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
7. INCOME TAXES
The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three months ended March 31, 2010. The Company included in its unrecognized tax benefit of $43.0 million at March 31, 2010, $22.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that our unrecognized tax benefits could decrease to a range between zero and $0.8 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
A provision for income taxes of $0.7 million and $1.8 million was recorded for the three months ended March 31, 2010 and 2009, respectively. The decrease in the tax provision for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jursidictions, and in addition, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided in the jurisdiction relevant to the Company’s business operations.
The Company’s ability to use its federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 12, “Business Combinations”, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock. The impact of this event reduced the Company’s availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.
8. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Net loss	$(3,878)	$(16,604)

Shares used in computing net loss per share — basic and diluted (1)	129,969	61,829

Net loss per share — basic and diluted	$(0.03)	$(0.27)

(1)	On February 8, 2010, Trident and TMFE consummated the acquisition of the television systems and set-top box business lines of NXP. Trident issued 104,204,348 newly issued shares of Trident common stock to NXP. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
On February 10, 2010, the Company commenced a voluntary stock option exchange program (the “Exchange Program”), previously approved by stockholders at the Company’s annual stockholder meeting on January 25, 2010. The Exchange Program offer period commenced on February 10, 2010 and concluded at 9:00 p.m., Pacific Standard Time, on March 10, 2010. See Note 6, “Employee Stock Plans,” of Notes to Condensed Consolidated Financial Statements. The potentially dilutive common shares are excluded from the computation of basic and diluted net loss per share for the above periods because their effect would have been anti-dilutive.
9. FAIR VALUE MEASUREMENTS

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The Company follows applicable accounting guidance for its fair value measurements. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2010:

	Fair Value Measurement at Reporting Date
		Quoted Prices In	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs (Level	Inputs
(In thousands)	Fair Value	(Level 1)	2)	(Level 3)

Israel, severance plan assets invested in insurance policies and mutual funds	$3,157	$—	$3,157	$—
Money market funds invested in U.S. Treasuries (1)	$57,663	$57,663	$—	$—

Total	$60,820	$57,663	$3,157	$—

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2009:

	Fair Value Measurement at Reporting Date
		Quoted Prices In	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs (Level	Inputs
(In thousands)	Fair Value	(Level 1)	2)	(Level 3)

Money market funds invested in U.S. Treasuries (1)	$61,613	$61,613	$—	$—

Total cash equivalents as of December 31, 2009	$61,613	$61,613	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
10. RESTRUCTURING
The Company incurred a restructuring charge of $8.4 million for the quarter ended March 31, 2010. Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the quarter ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements. Also in the quarter ended March 31, 2010, the Company began procedures to shut down one of its European locations in an effort to streamline its operations. As a result of this decision, the Company has recorded $4.5 million of restructuring expenses related to severance and related employee benefits to employees who will be terminated. The restructuring is expected to be completed by the end of the calendar year. Restructuring charges are recorded under “Restructuring charges” in the Company’s Condensed Consolidated Statement of Operations.
The following table presents the changes in the Company’s restructuring accrual for the three months ended March 31, 2010 and 2009:

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Restructuring liabilities, beginning of period	$—	$—
Severance and related charges	8,395	41
Non-cash settlement	(3,588)	—
Net cash payments	(298)	—

Restructuring liabilities, end of period	$4,509	$41

11. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Segment and Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, set-top boxes, and liquid crystal display, or LCD, television. The Company has determined its operating segments based on the guidance in applicable accounting literature. The Company has two operating segments, television systems and set-top boxes, and has three reporting units, that are aggregated as one reportable segment, based on the guidance in applicable accounting literature.
Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Revenues:
South Korea	$39,213	$358
Europe	21,405	1,008
Asia Pacific	15,163	1,891
Japan	11,263	3,595
Americas	3,360	—

Total revenues	$90,404	$6,852

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Major Customers
The following table shows the percentage of the Company’s revenues during the quarters ended March 31, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those quarters:

	Three Months Ended
	March 31,
Revenues:	2010	2009

Samsung Electronics, Co., Ltd.	30%	*
Philips Consumer Electronics International B.V.	11%	*
Midoriya Electric Co., Ltd. (distributor supplying Sony)	*	33%

*	Less than 10% of net revenues
The majority of sales made to distributors are recognized when shipment is made to end user customers (sell-through basis). For the quarter ended March 31, 2010, distribution revenue recognized on a sell-through basis was 12% of total revenues.
As of March 31, 2010, the Company had a high concentration of accounts receivable with Samsung Electronics, Co., Ltd. and Philips Consumer Electronics International B.V. and Philips’ Electronic Manufacturing Service providers, representing 26% of gross accounts receivable.
Deferred revenues, cost of revenues and gross profit
The following table presents deferred revenues, cost of revenues and gross profit at the quarters ended March 31, 2010, and December 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Deferred revenues	$12,650	$709
Deferred cost of revenues	7,056	380

Deferred gross profit	$5,594	$329

12. BUSINESS COMBINATIONS
Acquisition of the television systems and set-top box business lines from NXP B.V.
Trident Microsystems, Inc. (the “Company” or “Trident”) and its wholly-owned subsidiary, Trident Microsystems (Far East) Ltd., a corporation organized under the laws of the Cayman Islands (“TMFE”), entered into a Share Exchange Agreement dated October 4, 2009 (as amended the “SEA”) with NXP B.V., a Dutch besloten vennootschap, (“NXP”), pursuant to which Trident and TMFE agreed to acquire selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Business”) in exchange for the issuance to NXP of such number of shares of Trident common stock equal to 60% of the outstanding shares, after giving effect to the share issuance to NXP (the “Acquisition”).
On February 8, 2010, the parties completed the acquisition and received cash proceeds of $44 million in exchange for the issuance of 104,204,348 new shares of Trident common stock. Additionally, Trident issued to NXP four shares of Trident’s Series B Preferred Stock (the “Preferred Shares”). The Preferred Shares were issued pursuant to an Amended and Restated Certificate of Designation of Series B Preferred Stock that the Company filed with the Secretary of State of Delaware in February 2010 (“Certificate of Designation”). The holder of the Preferred Shares has the voting rights set forth in the Certificate of Designation, including the right to designate four nominees to the Company’s Board of Directors.
As a result of the completion of the Acquisition, Trident acquired the Business from NXP, and NXP was issued the Shares, together with four shares of Series B Preferred Stock. Prior to the completion of the Acquisition, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock from 95,000,000 to 250,000,000, as approved at the meeting of the stockholders of the Company held on January 27, 2010, and the Certificate of Designation was filed with the Secretary of State of Delaware.
Trident effected the Acquisition to secure a global leadership position in the digital home entertainment market. The Company believes it can leverage the combined intellectual property resulting from the acquisition to deliver new innovative technology in a more cost-effective fashion.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following is the consideration transferred by Trident:

		(In thousands)
	Shares	Amount
Issuance of Trident common shares to NXP	104,204	$188,610
Issuance of Trident preferred shares to NXP	4	—
Purchase of Trident common shares by NXP		(30,000)
Net cash payment by NXP		(14,235)
Contingent returnable consideration (g)		(3,588)

Acquisition — date fair value of total consideration transferred		$140,787

The acquisition was accounted for using the purchase method of accounting, and the Company was deemed to be the acquirer, in accordance with applicable accounting guidance. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair value as of the closing of the acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change from the preliminary valuation. Total acquisition related expenses incurred to the Company were $11.7 million.
The total purchase price of $140.7 million was preliminarily allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Amount
Cash	$2,145
Prepaid expenses and other current assets	14,375
Inventory notes receivable (a)	39,900
Fixed assets (b)	11,869
Non-current assets	4,500
Service agreements (c)	16,000
Acquired intangible assets (d)	117,000
Deferred tax asset (e)	4,502

Liabilities assumed:
Accrued liabilities	(16,199)
Non-current liabilities	(4,815)

Fair market value of the net assets acquired	189,277
Gain on acquisition (f)	(48,490)

Total purchase price	$140,787

(a)	As of the effective date of the asset acquisition, Trident acquired two inventory notes receivable (the “Note” or “Notes”). The first Note is for $19.6 million and allowed Trident to purchase finished goods inventory on March 22, 2010. The second Note is for $20.3 million and allows Trident to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in June 2011. The first Note bears interest at an annual interest rate of 2.75%, and the second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company expects the first Note to be settled during the second quarter of 2010, and expects the second Note to the settled by June 30, 2011.

(b)	Fixed assets (property, plant and equipment) are required to be measured at fair value and these acquired assets could include assets that are not intended to be used in a manner other than their highest and best use. Depreciation is calculated on a straight-line basis over the expected useful lives. Expected useful lives are deemed to be one to two years.

(c)	Service agreements are required to be measured at fair value and these acquired assets are amortized over the remaining life of the agreement or up to 33 months from the closing date of the transaction. These service agreements include manufacturing and distributor agreements and other services from NXP. The other services include payroll processing, benefits administration, accounting, information technology and real estate.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
(d) Identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used in a manner other than their highest and best use.
Assets acquired in the acquisition as of February 8, 2010 were reviewed and adjusted, if required, to their estimated fair value. The Company utilized a methodology referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks.
Developed technology consisted of products which have reached technological feasibility. The value of the developed technology was determined by using the income approach and discounting estimated net future cash flows of these products.
Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing NXP customers. The fair value of the customer relationships was determined by using the income approach and discounting estimated net future cash flows from the customer contracts.
Patents represent various patents owned by NXP. The fair value of patents was determined by using the royalty relief method and estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.
The backlog fair value relates represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition.
In-process research and development, or IPR&D, consisted of the in-process projects to complete development. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence.
The acquired intangible assets, their fair values and weighted average amortized lives as of March 31, 2010, are as follows (dollars in thousands):

		Weighted
		Average
		Amortized
	Fair Value	Life
Backlog	$15,000	0.5 years
Customer relationships	23,000	2.24 years
Developed technology	48,000	3.0 years
Patents	13,000	4.5 years
In-process research and development	18,000	2.0 years

	$117,000

(e)	To record the deferred tax asset associated with the fair value adjustment of the intangible assets acquired.

(f)	Of the total purchase price, $48.5 million has been allocated to gain on acquisition. Gain on acquisition represents the amount of the purchase price which is less than the fair value of the underlying net tangible and identifiable intangible assets acquired.

(g)	Prior to the close of the Acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the Acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the Acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the Acquisition close date. The entire severance cost was paid by NXP after the close of the Acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.
Acquisition of the Frame Rate Converter, Demodulator and Audio Decoder product lines of the Consumer Division of Micronas Semiconductor Holding AG
On May 14, 2009, the Company completed its acquisition of the selected assets of the FRC, DRX, and audio product lines of Micronas (the “Micronas Assets”). In connection with the acquisition, the Company issued 7.0 million shares of its common stock, representing approximately 10% of its outstanding common stock, and warrants to acquire up to 3.0 million additional shares of its common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.3 million.
Due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009, the Company entered into the following agreements with Micronas.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the television systems and set-top box business lines of NXP B.V. had occurred at the beginning of the period presented below, and that the acquisition of the Micronas assets had occurred on January 1, 2009. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
Pro forma net revenues	$137,822	$106,205
Pro forma net loss	$(6,490)	$(83,583)
Pro forma net loss per share — Basic	$(0.04)	$(0.48)
Shares used in computing pro forma net loss per share — Basic	173,966	173,033
The Company recorded net revenues of $47.9 million and net operating losses of $20.9 million from the Acquisition for the quarter ended March 31, 2010.
13. RELATED PARTY TRANSACTIONS
NXP
Total purchases from NXP for the quarter ended March 31, 2010 were $46.8 million. Total purchases include approximately $7.9 million for primarily transition services, and approximately $38.9 million primarily for product purchases. As of March 31, 2010, the outstanding accounts payable to NXP was $34.5 million, and the outstanding accounts receivable from NXP was $52.6 million. At March 31, 2010, the Company has a note receivable from NXP of $30.4 million associated with inventory purchases from NXP, of which $10.1 million is short-term and $20.3 million is long-term.
During the period February 8, 2010 to March 22, 2010, the Company and NXP had a commissionaire’s agreement whereby NXP acted on the Company’s behalf for product sales. Total revenue during this period was $52.6 million, all of which is included in accounts receivable at March 31, 2010.
In connection with the Acquisition, Trident and NXP entered into the following agreements, each effective as of February 8, 2010:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
An Intellectual Property Transfer and License Agreement (the “License Agreement”), between TMFE and NXP, pursuant to which NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE (a “Dutch Newco”), certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the License Agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology that will be transferred to Dutch Newco.
A Stockholder Agreement (the “Stockholder Agreement”), between the Company and NXP, setting forth the designation of nominees to the Trident Board, providing certain restrictions on the right of NXP to freely vote its shares of Trident common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Trident common stock, subject to certain exceptions, including transfers to affiliates. In addition, under the Stockholder Agreement NXP has agreed to standstill restrictions for six years, including restrictions on future acquisition of Trident securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of Trident. The Stockholder Agreement also sets forth certain major decisions that may only be taken by the Trident Board upon a supermajority vote of two-thirds of the directors present. The Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to the Shares, and grants certain preemptive rights to NXP with respect to future issuances of Trident common stock.
A Transition Services Agreement, between Trident and NXP, pursuant to which NXP agrees to provide to Trident for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranges from three to 18 months, provided that the services for IT and ITC could continue into the fourth quarter of 2011.
A Manufacturing Services Agreement between Trident and NXP relating to contract manufacturing services to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for products acquired by Trident. The term of the MSA ends on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in June 2011.
A Contract Services Agreement between Trident and NXP whereby certain employees of NXP shall provide contract services to Trident for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Trident personnel. Depending on the service provided, the term ranges from 2 to 12 months
Total services purchased under the agreements, through the end of the terms of the agreements, is approximately $25 million as of March 31, 2010.
Micronas
As of March 31, 2010, the outstanding accounts payable to Micronas was $0.4 million, and the outstanding accounts receivable from Micronas was $0.4 million. Total purchases from Micronas for the three months ended March 31, 2010 were $5.3 million.
As also discussed in Note 12, “Business Combination” of Notes to Condensed Consolidated Financial Statements, due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009, the Company entered into the following agreements with Micronas.
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
14. EMPLOYEE BENEFIT PLANS
The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees and in certain circumstances, other Israeli employees whose employment is terminated. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s service period, is reflected in the Company’s balance sheet in prepaid and other current assets with a corresponding offset in accrued expenses and other current liabilities on an accrual basis. The severance fund was under funded by $153,000 as of March 31, 2010. This amount was properly accrued at March 31, 2010.
15. SUBSEQUENT EVENTS
The Company has entered into a five year, 57,649 square foot lease for its corporate headquarters located in Sunnyvale, California commencing April 1, 2010 having a $3.9 million total future lease obligation. The Company expects to record an impairment charge of $0.7 million relating to the old lease obligation.
The Company had been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. On March 26, 2010, the federal court approved settlements with all defendants other than the Company’s former CEO, and all defendants other than the Company’s former CEO were dismissed with prejudice from the state and federal actions. The state court dismissals occurred during April 2010. In connection with the approved settlements, payments of approximately $1.7 million have been or will be made to the Company by certain of the defendants and potential claims by these defendants against the Company were waived. In addition, under the terms of the settlement, following the state court dismissals, the Company is required to pay $750,000 to counsel for the plaintiffs which was accrued at March 31, 2010. See Note 5, “Shareholder Derivative Litigation,” in “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors”. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Trident was incorporated in California in 1987 and reincorporated in Delaware in 1992. Our principal executive offices are located at 1170 Kifer Road, Sunnyvale, California 94086-5303, and our telephone number at that location is 408-962-5000. Our internet address is www.tridentmicro.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
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
Business Combinations
On October 4, 2009, Trident and TMFE entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NXP B.V., a Dutch besloten vennootschap, or NXP, providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines (the “Purchase”), through a pre-closing restructuring by NXP and subsequent transactions at closing (the “NXP Transaction”). We completed the NXP Transaction on February 8, 2010. Upon completion, we issued to NXP 104,204,348 newly issued shares of Trident common stock, equal to 60% of the total outstanding shares of Trident Common Stock (the “Shares”) after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP (the “Business”) and cash proceeds in the amount of $44 million (the “Cash Payment”). In addition, we issued to NXP four shares of a newly created Series B Preferred Stock (the “Preferred Shares”). The Preferred Shares were issued pursuant to an Amended and Restated Certificate of Designation of Series B Preferred Stock that we filed with the Secretary of State of Delaware in February 2010 (“Certificate of Designation”). The holder of the Preferred Shares has the voting rights set forth in the Certificate of Designation, including the right to designate four nominees to our Board of Directors.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. References included in this Quarterly Report on Form 10-Q to “accounting guidance” means GAAP. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns, stock-based compensation expense, goodwill and purchased intangible assets, valuation of equity investments in privately held companies and funds, inventories, fair value measurements, product warranty, income taxes, litigation and other loss contingencies and business combinations. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Transition Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations
Because the NXP Transaction closed on February 8, 2010, approximately eight weeks of activity related to this acquisition are included in our financial results for the quarter ended March 31, 2010. Net revenues, gross profit, research and development expenses, and selling, general and administrative expenses are all expected to increase substantially in the quarter ended June 30, 2010, as compared to the quarter ended March 31, 2010, as a result of this acquisition, because the June 2010 quarter will include a full calendar quarter of activity related to the NXP Transacation.
Financial Data for the Quarter Ended March 31, 2010 Compared to the QuarterEnded March 31, 2009
Net Revenues
Our revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, market demand; supply constraints, including manufacturing capacity at the foundries that are our primary source for manufacturing our products; capabilities of our products relative to market requirements and the timeliness of our products relative to our customers’ design-in windows; and competitive factors, including product pricing.
From time to time, our key customers may cancel purchase orders with us, thereby causing our net revenues to fluctuate significantly. Our products are manufactured primarily by two foundries, Taiwan Semiconductor Manufacturing Corp., or TSMC, and United Microelectronics Corporation, or UMC, both based in Taiwan. We also use certain manufacturing capabilities that currently are provided by Micronas and NXP.
Digital media solutions revenues represented all of our revenues for the quarters ended March 31, 2010 and March 31, 2009. Net revenues are revenues less reductions for rebates and allowances for sales returns.
The following tables present the comparison of net revenues by regions in dollars and in percentages for the quarters ended March 31, 2010 and 2009:
Net revenues comparison by dollars

	Three Months Ended
	March 31,
(Dollars in thousands)			Dollar	Percent
Revenues by regions (1)	2010	2009	Variance	Variance

South Korea	$39,213	$358	$38,855	10853%
Europe	21,405	1,008	20,397	2024%
Asia Pacific (2)	15,163	1,891	13,272	702%
Japan	11,263	3,595	7,668	213%
Americas	3,360	—	3,360	—

Total net revenues	$90,404	$6,852	$83,552	1219%

Net revenues comparison by percentage of total net revenues

	Three Months Ended
	March 31,
Revenues by region (1)	2010	2009	Variance

South Korea	43.4%	5.2%	37.8%
Europe	23.7%	14.7%	9.3%
Asia Pacific (2)	16.7%	27.6%	-10.6%
Japan	12.5%	52.5%	(40.5%)
Americas	3.7%	—	4.0%

Percentage of net revenues	100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

As a result of the aforementioned acquisitions, during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, net revenues increased in all regions. In addition, our revenues in South Korea increased as a result of a new design win with a large OEM TV manufacturer.
The following table shows the percentage of our revenues during the quarters ended March 31, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those quarters:

	Three Months Ended
	March 31,
Revenues:	2010	2009
Samsung Electronics, Co., Ltd.	30%	*
Philips Consumer Electronics International B.V.	11%	*
Midoriya Electric Co., Ltd. (distributor supplying Sony)	*	33%

*	Less than 10% of net revenues
The majority of sales made to distributors are recognized when shipment is made to end user customers (sell-through basis). For the quarter ended March 31, 2010, distribution revenue recognized on a sell-through basis was 12% of total revenues.
As of March 31, 2010, we had a high concentration of accounts receivable with Samsung Electronics, Co., Ltd. and Philips Consumer Electronics International B.V. and Philips’ Electronic Manufacturing Service providers, representing 26% of gross accounts receivable.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 85 days as of March 31, 2010 and 11 days as of March 31, 2009. The increase in days sales outstanding for the quarter ended March 31, 2010, was primarily driven by revenue recognized during the second half of that quarter attributable to the acquired product lines of NXP, and that were current as of March 31, 2010.
Gross Profit

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Gross profit	$13,786	$461	$13,325	2890%
Gross profit %	15.2%	6.7%
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
Gross profit increased significantly in the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, as a result of significantly higher revenues through the acquired product lines. Cost of revenues includes an impairment charge of $1.2 million for the quarter ended March 31, 2010, consisting of primarily prepaid royalties, due to changes in our product roadmap late in the quarter ended March 31, 2010.
The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Additions to inventory reserves	$567	$43
Accrual for ordered product with no demand	—	325
Lower of cost or market adjustment	135	—
Sales of previously reserved product	(486)	(672)

Net (increase) decrease in gross profit	$216	$(304)

In the quarters ended March 31, 2010 and 2009, as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 0.2% and (4.4%) of total net revenues respectively. No cost of revenues was recorded with respect to sales of previously reserved product, for the quarters ended March 31, 2010 and 2009.
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
Research and Development

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Research and development	$37,215	$11,434	$25,781	225%
Percentage of net revenues	41.2%	166.9%
Research and development expenses consist primarily of personnel-related expenses including payroll expenses, stock-based compensation, engineering costs related principally to the design of our new products, depreciation of property and equipment and amortization of intangible assets. Because the number of new designs we release to our third-party foundries can fluctuate from period to period, research, development and related expenses may fluctuate significantly.
Research and development expenses increased in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, primarily due to the addition of 824 employees, principally resulting from the Micronas and NXP acquisitions as well as subsequent restructuring, attrition, and hiring activity, which incurred $14.5 million in additional headcount related costs. In addition, during the quarter ended March 31, 2010, we incurred $6.0 million of costs for transition services, principally personnel and facilities provided by NXP that were not incurred during the quarter ended March 31, 2009.
Selling, General and Administrative

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Selling, general and administrative	$20,136	$3,626	$16,510	455%
Percentage of net revenues	22.3%	52.9%
Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
Selling, general and administrative expenses increased for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, primarily due to the addition of approximately 113 employees, principally resulting from the Micronas and NXP acquisitions, as well as subsequent restructuring, attrition, and hiring, which resulted in $3.8 million in additional headcount related costs . In addition, during the quarter ended March 31, 2010, we incurred $1.8 million of costs for transition services, principally personnel and facilities provided by NXP, that were not incurred during the quarter ended March 31, 2009.

Restructuring Charges

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Restructuring charges	$8,395	$41	$8,354	20376%
Percentage of net revenues	9.3%	0.6%
We incurred a restructuring charge of $8.4 million for the quarter ended March 31, 2010. Prior to the close of our acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the quarter ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred.
In addition, we initiated a restructuring plan at one of the Company’s locations which resulted in a restructuring charge of $4.5 million for the quarter ended March 31, 2010. The restructuring charge consisted primarily of severance and benefit costs. We expect to incur additional restructuring charges associated with the restructuring plan.
During the quarter ended December 31, 2008, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.04 million for the quarter ended March 31, 2009, in connection with this restructuring.
Interest Income

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Interest income	$270	$460	$(190)	(41%)
Percentage of net revenues	0.3%	6.7%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and money market funds investing in U.S. Treasuries. The average interest rates earned during the quarter ended March 31, 2010 and 2009 were 0.2% and 0.6%, respectively. The decrease in interest income for the quarter ended March 31, 2010, compared to the same quarter of the prior year, was primarily due to a larger percentage of our investment portfolio having been shifted to lower yielding money market funds investing in U.S. Treasuries the quarter ended March 31, 2010. Interest earned during the quarter ended March 31, 2010, includes $0.2 million of interest earned on notes receivable from related parties.
Gain (loss) on Investments

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Gain (loss) on investments	$(209)	$7	$(216)	(3086%)
Percentage of net revenues	-0.2%	0.1%
During the quarter ended March 31, 2010, we recorded a loss on investments of $0.2 million. During the quarter ended March 31, 2009, we sold a portion of our short-term investments and recorded a gain on sale.

Gain on Acquisition

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Gain on acquisition	$48,490	$0	$48,490	N/A
Percentage of net revenues	53.6%	0.0%
As a result of the NXP Transaction, we recognized a gain on acquisition of, $48.5 million for three months ended March 31, 2010. No gain on acquisition was recognized for the three months ended March 31, 2009. Gain on acquisition represents the amount of the purchase price which was less than the fair value of the underlying net tangible and identifiable intangible assets acquired. Gain on acquisition is not considered income for tax purposes.
Other Income (Expense), Net

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Other income (expense), net	$257	$820	$(563)	(69%)
Percentage of net revenues	(0.3%)	(12.0%)
The change in other income (expense), net for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, was primarily attributable a foreign currency remeasurement gain of $0.2 million during the quarter ended March 31, 2010, compared to a foreign currency remeasurement gain of $1.0 million during the quarter ended March 31, 2009.
Provision for Income Taxes

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance

Provision for income taxes	$726	$1,819	$(1,093)	(60%)
Effective income tax rate	-23.0%	-12.3%
A provision for income taxes of $0.7 million and $1.8 million was recorded for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate for the three months ended March 31, 2010 decreased by 10.7 percentage points compared to the three months ended March 31, 2009. The decrease in our effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, and in addition, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided in the jurisdiction relevant to the Company’s business operations.
Liquidity and Capital Resources
Cash and cash equivalents at March 31, 2010 and 2009 were as follows:

	March 31,	March 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$129,983	$202,581
At March 31, 2010, approximately $56 million or 43% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $74 million, or 57% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.

Our primary cash inflows and outflows for the quarters ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Net cash flow provided by (used in):
Operating activities	$(60,257)	$(7,543)
Investing activities	42,199	(2,057)
Financing activities	46	(13)

Net decrease in cash and cash equivalents	$(18,012)	$(9,613)

Operating Activities
Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the quarter ended March 31, 2010, cash used in operating activities was $60.3 million compared to $7.5 million used in operating activities for the quarter ended March 31, 2009. The significant increase in cash usage was primarily due to working capital requirements resulting from the significant revenue increases and corresponding increases in receivables, inventory and payables. Net changes in accounts receivable, inventory, payables and accruals produced cash usage of $23.6 million in the quarter ended March 31, 2010 as compared with net cash provided of $1.9 million in the quarter ended March 31, 2009. The larger working capital requirements are the result of the acquisition of the television systems and set-top box business lines from NXP in February 2010 and the acquisition of Micronas in May 2009, each of which contributed to higher revenue levels in the first quarter of 2010 as compared to the same quarter in the prior year. Additionally, the net loss combined with non-cash income and expense items increased from $31.2 million in the quarter ended March 31, 2010, as compared to $8.1 million in the quarter ended March 31, 2009. The greater loss in 2010 is attributable to the significant increase in expenses since the NXP and Micronas businesses acquired were not profitable when acquired and cost efficiencies anticipated from the acquisitions are not yet fully realized. Net losses and working capital demands are expected to continue using cash in the second quarter of 2010, with revenue increases from a full quarter of NXP sales activity as well as anticipated losses in the second quarter.
Investing Activities
For the three months ended March 31, 2010, cash provided by investing activities was $42.2 million, compared to cash used in investing activities of $2.1 million in the three months ended March 31, 2009. The cash provided in the first quarter of 2010 was primarily attributable to $46.4 million from NXP as part of the Company’s acquisition of that business, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment. In the quarter ended March 31, 2009, cash usage was the result of licenses of software and purchases of property and equipment.
Financing Activities
Cash used in financing activities consisted of net cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation, and was negligible for the first quarter of both 2010 and 2009.
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
On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our Common Stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $44 million. Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of business lines of NXP and Micronas.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 85 days as of March 31, 2010 and 11 days as of March 31, 2009. The increase in days sales outstanding for the quarter ended March 31, 2010, was primarily driven by revenue recognized during the second half of that quarter attributable to the acquired product lines of NXP, and that were current as of March 31, 2010.
Commitments
Lease and Purchase Commitments
The following summarizes our contractual obligations as of March 31, 2010:

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
		(Dollars in millions)
Contractual Obligations:
Operating Leases 1)	$5.1	$5.3	$3.1	$1.4	$14.9
Purchase Obligations 2)	4.3	—	—	—	4.3

Total	$9.4	$5.3	$3.1	$1.4	$19.2

1)	At March 31, 2010 we lease office space and have entered into lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating leases as of March 31, 2010 and includes lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 and our corporate headquarters lease commencing April 1, 2010.

2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing and includes an engineering software license and maintenance agreement entered into on March 5, 2010.
As of March 31, 2010, our long-term income tax payable on our condensed consolidated balance sheet under applicable accounting guidance, was $22.4 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations March 31, 2010, presented above.
NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. The term of the agreement ends on the readiness of our enterprise resource planning system which is planned to be June 30, 2011. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Total services purchased under the agreements, through the end of the term of the agreements, is approximately $25 million as of March 31, 2010.
Contingencies
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. Trident has not yet filed an answer and no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of intellectual property proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of this litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that our employees involved in such litigation may perform. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding may require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition, cash flows, and results of operations could be materially and adversely affected.
From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on

us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to us. On March 26, 2010, the federal court approved settlements with all defendants other than our former CEO, and all defendants other than our former CEO were dismissed with prejudice from the state and federal actions. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged us. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. In connection with the approved settlements, payments of approximately $1.7 million have been or will be made to us by certain of the defendants. In addition, under the terms of the settlement, the Company is required to pay $750,000 to counsel for the plaintiffs. We cannot predict whether the action against the remaining defendant, our former CEO, is likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Regulatory Actions
We are also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and we have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. In addition, we have received an inquiry from the Internal Revenue Service, to which we have responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against the us by a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines us, and/or the imposition of civil sanctions against us or certain of its former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that it take other actions. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of the our business.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the quarter ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the quarter ended March 31, 2008.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO, and we believe that he may seek compensation from us relating to the exercise of his fully vested stock options. As a result, a $2.7 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2010. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On May 4, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until June 9, 2010.
Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for advancement and indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future advancement and indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future advancement and indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments. In certain circumstances, we also would have the right to seek to recover sums advanced to an indemnitee.
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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In October 2009, new accounting guidance was issued for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect the new guidance to significantly impact our condensed consolidated financial statements.

In October 2009, new accounting guidance was issued for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect the new guidance to significantly impact our condensed consolidated financial statements.
In January 2010, new accounting guidance was issued requiring additional disclosures about fair value measurements. The guidance requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements. In addition, this guidance clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not significantly impact our condensed consolidated financial statements. This guidance was incorporated into the disclosures related to the fair value of financial instruments in the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
As of March 31, 2010, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore, South Korea the United Kingdom, Israel and India. The functional currency of all of these operations is the U.S. dollar. Approximately $74 million, or 57% of our cash and cash equivalents, were held outside the United States as of March 31, 2010, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Since we acquired certain product lines from Micronas in May 2009, we have also incurred manufacturing and related expenses in Euros, and expect to incur additional expenses in Euros in the future as a result of the NXP Transaction.
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
Interest rate risk
We currently maintain our cash equivalents primarily in money market funds invested in U.S. Treasuries, and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, we have approximately $130 million in cash and cash equivalents, of which approximately $72 million is cash and $58 million is money market funds invested in U.S. Treasuries. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.

Investment risk
Investment in Privately Held Companies and Funds
We are exposed to changes in the value of our investments in privately-held companies and funds, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies which is included in “Other assets” on the Condensed Consolidated Balance Sheet at March 31, 2010, was $1.6 million.
Concentrations of Credit Risk and Other Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.
A majority of our trade receivables is derived from sales to large multinational OEMs, or their electronic manufacturing service providers, who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, the date of the acquisition of the Micronas business lines, sales to most of our customers were typically made on a prepaid or letter of credit basis while sales to a few customers were made on open accounts. We perform ongoing credit evaluations of its newly acquired customers’ financial condition and generally require no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Prior to February 8, 2010, our products were manufactured primarily by two foundries, United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany. Effective with the February 8, 2010 closing of our acquisition of certain assets from NXP B.V., we also have products manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC.

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
The internal control over financial reporting of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap (the “NXP Assets”) was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010 because it was acquired in a purchase business combination consummated during February 2010. The total assets and total revenues acquired in the acquisition of the NXP Assets represent approximately 42.3% and 58.2%, respectively, of the related consolidated financial statement amounts as of and for the three month period ended March 31, 2010.
Changes in Internal Controls
On February 8, 2010, we acquired the NXP Assets. The NXP Assets operated under its own set of systems and internal controls. We have not completed incorporating NXP’s processes into our systems and control environment as of March 31, 2010. In addition, we have not completed incorporating NXP’s processes relating to their enterprise resource planning system into our systems and control environment as of March 31, 2010. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. There were no other changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. Trident has not yet filed an answer and no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. The results of intellectual property proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of this litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that our employees involved in such litigation may perform. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding may require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to us. On March 26, 2010, the federal court approved settlements with all defendants other than our former CEO, and all defendants other than our former CEO were dismissed with prejudice from the state and federal actions. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged us. The Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In State court, Trident moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the Court’s approval, to take that motion off of the Court’s calendar to await the assessment of the SLC. In connection with the approved settlements, payments of approximately $1.7 million have been or will be made to us by certain of the defendants. We cannot predict whether the action against the remaining defendant, our former CEO, is likely to result in any material recovery by or expense to Trident. We cannot predict whether the action against the remaining defendant is likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Regulatory Actions
We are also subject to a formal investigation by the Securities and Exchange Commission in connection with its investigation into its stock option granting practices and related issues and we have been cooperating and will continue to cooperate with any inquiries from the SEC. Although the Department of Justice (“DOJ”) commenced an investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. In addition, we have received an inquiry from the Internal Revenue Service, to which we have responded. Any regulatory investigation could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. Any action commenced against the us by a regulatory agency could result in orders against us, the imposition of significant penalties and/or fines us, and/or the imposition of civil sanctions against us or certain of its former officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that it take other actions. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. We are unable to predict what consequences, if any, that an investigation by any regulatory agency may have on us. The period of time necessary to resolve the investigation by the SEC is uncertain, and this matter could require significant management and financial resources which could otherwise be devoted to the operation of the our business.
Special Litigation Committee
Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the quarterended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the quarterended March 31, 2008.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. As the SLC investigation is still in progress only with respect to our former CEO, we believe that he may seek compensation from us relating to the exercise of his fully vested stock options; therefore, a $2.7 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2010. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On May 4, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until June 9, 2010.

Indemnification Obligations
We indemnify, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for advancement and indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future advancement and indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. We have directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future advancement and indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments. In certain circumstances, we also would have the right to seek to recover sums advanced to an indemnitee.
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
Sales by NXP of the shares of our common stock acquired in the NXP Transaction following the two year lock up period could cause our stock price to decrease.
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
We have incurred a number of non-recurring costs associated with the NXP Transaction and the Micronas Transaction, and expect to continue to incur costs of integrating the operations of the acquired business lines with our existing business. The substantial majority of non-recurring expenses resulting from these two transactions has been and is expected to continue to be comprised of transaction costs related to each transaction, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. Additional unanticipated costs may be incurred as we continue integrating the acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. If the benefits of each transaction do not exceed the costs such transaction, our financial results may be adversely affected.
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
In addition to the uncertainties created among personnel as a result of the acquisitions, many of our senior management are relatively new, and our senior management has been reorganized following the NXP Transaction, including the appointment of a former NXP executive to the position of President. We recently hired a new Chief Technology Officer, Vice President of Human Resources and Senior Vice President of our Set-top Box Business Unit. We have also reorganized our Board of Directors, and now have nine members of the Board of Directors, four of whom joined following completion of the NXP Transaction, and two of our former board members resigned as a result of the NXP Transaction. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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
We do not own or operate fabrication facilities and do not manufacture our products internally. Prior to the NXP Transaction, we have relied principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Following the NXP Transaction, we expect to manufacture some of our products in wafer form at a second independent foundry. Generally, we place orders by purchase order, and the foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. In fact, we have recently experienced wafer supply constraints and expect to face such constraints in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
We do not have long-term commitments from our customers, and we plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacturing of our products based on inaccurate estimates.
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
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the quarter ended March 31, 2010, approximately 49% of our revenues were derived from sales to three major customers, Samsung, Philips, and LGE. In Philips’ case, our sales were principally made to three contract manufacturers that supply Philips. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.
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
We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our efforts to streamline operations and reduce costs and our workforce following our recent acquisitions are insufficient to bring our structure in line with current and projected near-term demand for our products, we may be forced to make additional workforce reductions or implement further cost saving initiatives. Workforce reductions we have already initiated and possible future reductions could impact our research and development and engineering activities, which may slow our development of new or enhanced products. We may be unable to successfully introduce new or enhanced products, and may not succeed in obtaining or maintaining customer satisfaction, which could negatively impact our reputation, future sales of our products and our future revenues.
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
Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2009 was uncertain, and that uncertainty continued through the quarter ended March 31, 2010 and is expected to continue into the year ending December 31, 2010. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results for additional quarters during the year ending December 31, 2010.
As a result of our investigation into our historical stock option granting practices and the restatement of our previously filed financial statements, we are subject to civil litigation claims and regulatory investigations that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year ended June 30, 2006 as well.
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
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. On March 26, 2010, the federal court approved settlements with all defendants other than our former CEO, and all defendants other than our former CEO were dismissed with prejudice from the state and federal actions. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident has moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. In state court, we moved to stay the case in deference to the federal lawsuit, and the parties have agreed, with the court’s approval, to take that motion off the court’s calendar to await the assessment of the Special Litigation Committee. In connection with the approved settlements, payments of approximately $1.7 million have been or will be made to us by certain of the defendants. We cannot predict whether the action against the remaining defendant, our former CEO, is likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, STMicroelectronics, and Zoran Corporation. Industry consolidation has been occurring recently as, in addition to our acquisition of certain assets from NXP and Micronas, some of our competitors have acquired or are considering acquiring other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the DTV and STB market even though some of our competitors are substantially more experienced than we are in this market.
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
We may face risks resulting from the failure to allow our former CEO to exercise stock options.
On September 21, 2007, the SLC extended, until March 31, 2008, the period during which five former employees, including our former CEO, and two former non-employee directors, could exercise certain of their vested options. After we became current in the filing of our periodic reports with the SEC and filed a registration statement on Form S-8 covering shares issuable under our 2006 Equity Incentive Plan, these five individuals requested to exercise certain of their vested options. However, the SLC initially decided that it was in the best interests of our stockholders not to allow these five individuals to exercise their vested options during the pendency of the SLC’s proceedings. During the three month period ended March 31, 2008, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel that entire individual’s fully vested stock options. During the same quarter, the SLC entered into an agreement with our former CEO, allowing him to exercise all of his fully vested stock options and extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. However, on May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock options and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price during fiscal year ended June 30, 2008 was lower than the prices at which our former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in our Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, General, and Administrative Expenses” in our Consolidated Statement of Operations for the fiscal year ended June 30, 2008. On March 26, 2010, settlements were approved in Federal Court under which the claims of these two former non-employee directors against us were waived. Currently, the SLC investigation is still in progress only with respect to our former CEO, and we believe that he may seek compensation from us relating to the exercise of his fully vested stock options. As a result, a $2.7 million contingent liability remains in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheet as of March 31, 2010. On August 11, 2009, in connection with negotiations between the SLC and our former CEO, an agreement was executed tolling the statute of limitations applicable to potential claims by our former CEO against us. On May 4, 2010, the SLC and our former CEO agreed to continue to toll the statute of limitations on these potential claims until June 9, 2010.

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
Prior to the NXP Transaction, the majority of our sales through distributors were made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, these distributors take certain inventory positions and resell to their respective OEM customers. We have a more traditional distributor relationship with our remaining distributors that involve the distributor taking inventory positions and reselling to multiple customers. In our significant distributor relationships, we have recognized revenue when the distributors sell the product through to their end user customers. These distributor relationships have reduced our ability to forecast sales and increased risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.
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
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our Company during the quarter ended December 31, 2008 and the quarter ended September 30, 2009, reducing our workforce and implementing other cost saving initiatives. We recorded restructuring charges of $0.8 million in the quarter ended December 31, 2008, $1.6 million in the quarter ended September 30, 2009. In connection with the NXP Transaction, we intend to implement further restructurings or work force reductions during calendar year 2010. We incurred a restructuring charge of $8.4 million for the quarter ended March 31, 2010. Prior to the close of the NXP Transaction, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the acquisition. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the NXP Transaction. Therefore, the full severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the quarter ended March 31, 2010. The entire severance cost was paid by NXP after the close of the NXP Transaction.
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
The television systems and set-top box business lines that we acquired from NXP depend on patents and other intellectual property rights to protect against misappropriation by competitors or others. The patents we have acquired as part of the acquired business lines may be insufficient to provide meaningful protection. We may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which the acquired business lines operate, and, under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. Any inability to adequately protect the intellectual property rights of the acquired business lines may have an adverse effect on our results.
We have been involved in intellectual property infringement claims, and may be involved in other claims in the future, which can be costly.
Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. For example, in March 2010, Intravisual Inc. filed complaints against us and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We have not yet filed an answer and no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against any alleged infringement of intellectual property of others. Any such claims that may be filed against us in the future, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.
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
Our operating results may be adversely affected by the current sovereign debt crisis in Europe and related global economic conditions.
The current Greek debt crisis and related European financial restructuring efforts may cause the value of the Euro to further deteriorate, thus reducing the purchasing power of European customers. In addition, this European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
Our international sales for the period ended March 31, 2010 are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2010, we issued 104,204,348 shares of common stock and four shares of Series B Preferred Stock, to NXP B.V., in connection with the acquisition of the television systems and set top box business lines from NXP. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 promulgated thereunder, based, in part, on representations and warranties of NXP. Pursuant to the terms of the Stockholder Agreement, we have agreed to provide to NXP certain registration rights relating to the Shares, including piggy-back registration rights and rights to require the filing of a resale registration statement beginning two years after the completion of the Acquisition.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V. (2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

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

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

Exhibit		Description
4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.39	(**)	Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.40	(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010. (12)

10.41	(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(13)

10.42	(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010. (14)

10.43	(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.44	(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.45	(*)	Forms of Agreements under 2010 Equity Incentive Plan. (14)

10.46	(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010. (14)

10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(14)

31.1		Rule 13a – 14(a) Certification of Chief Executive Officer. (15)

31.2		Rule 13a – 14(a) Certification of Chief Financial Officer. (15)

32.1		Section 1350 Certification of Chief Executive Officer. (15)

32.2		Section 1350 Certification of Chief Financial Officer. (15)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(14)	Incorporated by reference to exhibit of the same number to the Company’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

(15)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(**)	Confidential treatment has been granted for portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: May 10, 2010	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V. (2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

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

Exhibit		Description
4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.39	(**)	Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.40	(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010. (12)

10.41	(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(13)

10.42	(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010. (14)

10.43	(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.44	(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010. (14)

10.45	(*)	Forms of Agreements under 2010 Equity Incentive Plan. (14)

10.46	(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010. (14)

10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(14)

31.1		Rule 13a – 14(a) Certification of Chief Executive Officer. (15)

31.2		Rule 13a – 14(a) Certification of Chief Financial Officer. (15)

32.1		Section 1350 Certification of Chief Executive Officer. (15)

32.2		Section 1350 Certification of Chief Financial Officer. (15)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(14)	Incorporated by reference to exhibit of the same number to the Company’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

(15)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(**)	Confidential treatment has been granted for portions of this agreement.