Form 10-KT/A
period 2009-12-31
TRIDENT MICROSYSTEMS INC
filed 2010-07-16
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders — Part III of this Form 10-K.

TRIDENT MICROSYSTEMS, INC.

Page
Explanatory Note	2
PART IV

Item 15. Exhibits and Financial Statement Schedules	2
Signatures	3
EX-10.42
EX-31.1
EX-31.2
EXPLANATORY NOTE
Trident Microsystems, Inc. is filing this Amendment No. 1 on Form 10-KT/A (the “Amendment”) for the sole purpose of re-filing Exhibit 10.42 to our Transition Report on Form 10-KT for the period ended December 31, 2009 to reflect comments received from the Securities and Exchange Commission. We received certain comments in connection with our confidential treatment request for Exhibit 10.42 as originally filed with our Transition Report on Form 10-KT on March 15, 2010 and we are re-filing such exhibit. We have made no further changes to our Transition Report on Form 10-KT for the fiscal year ended December 31, 2009. This Amendment does not reflect events occurring after the filing of the Form 10-KT, nor does it modify or update the disclosures and information contained in the Form 10-KT in any way other than described in this paragraph.
As a result of this Amendment, we are also filing as an exhibit to this Amendment a currently-dated certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
     3. Exhibits

10.42(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.

(**)	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KT/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 16, 2010

TRIDENT MICROSYSTEMS, INC.
By:	/s/ Sylvia Summers Couder
Sylvia Summers Couder
Chief Executive Officer

3