Form 10-Q
period 2010-06-30
TRIDENT MICROSYSTEMS INC
filed 2010-08-06
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-20784
TRIDENT MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0156584 (I.R.S. Employer Identification Number)

1170 Kifer Road Sunnyvale, California (Address of principal executive offices)	94086-5303 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At July 31, 2010, the number of shares of the Registrant’s common stock outstanding was 176,692,392.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net revenues	$171,648	$14,912	$262,052	$21,764
Cost of revenues	138,722	10,290	215,340	16,681

Gross profit	32,926	4,622	46,712	5,083

Operating expenses:
Research and development	49,866	15,802	87,081	27,236
Selling, general and administrative	22,311	7,421	42,447	11,047
Goodwill impairment	7,851	—	7,851	1,432
In process research and development	—	697	—	697
Restructuring charges	4,470	8	12,865	49

Total operating expenses	84,498	23,928	150,244	40,461

Loss from operations	(51,572)	(19,306)	(103,532)	(35,378)

Interest income	228	116	498	576
Gain on acquisition	—	—	44,784	—
Other income (expense), net	59	(922)	107	(95)

Loss before provision for income taxes	(51,285)	(20,112)	(58,143)	(34,897)
Provision for (benefit from) income taxes	(2,255)	963	(1,529)	2,782

Net loss	$(49,030)	$(21,075)	$(56,614)	$(37,679)

Net loss per share — basic and diluted	$(0.28)	$(0.32)	$(0.37)	$(0.59)

Shares used in computing net loss per share -basic and diluted	174,018	65,565	152,059	63,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except par values)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$96,915	$147,995
Accounts receivable, net	97,813	4,582
Accounts receivable from related party	8,488	—
Inventories	32,475	14,536
Notes receivable from related parties	7,476	–
Prepaid expenses and other current assets	26,812	13,962

Total current assets	269,979	181,075

Property and equipment, net	33,544	26,168
Goodwill	—	7,851
Intangible assets, net	108,046	5,635
Long-term note receivable from related party	20,882	—
Other assets	18,664	7,764

Total assets	$451,115	$228,493

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,242	$18,883
Accounts payable to related parties	38,362	2,401
Accrued expenses and other current liabilities	71,235	27,068
Income taxes payable	2,532	1,696

Total current liabilities	132,371	50,048

Long-term income taxes payable	22,265	22,262
Deferred income tax liabilities	94	94
Other long-term liabilities	3,768	—

Total liabilities	158,498	72,404

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; .004 shares issued and outstanding at June 30, 2010	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 176,283 and 70,586 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	176	71
Additional paid-in capital	430,864	237,827
Accumulated deficit	(138,423)	(81,809)

Total stockholders’ equity	292,617	156,089

Total liabilities and stockholders’ equity	$451,115	$228,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(56,614)	$(37,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,898	6,063
Depreciation and amortization	13,294	5,197
Amortization of acquisition-related intangible assets	30,589	1,542
In-process research and development	—	697
Loss on disposal of property and equipment	4	79
Impairment of goodwill	7,851	1,432
Impairment of technology licenses and prepaid royalties	2,078	2,302
Severance paid by NXP	3,588	—
Gain on acquisition	(44,784)	—
Loss on sales of investments	209	7
Deferred income taxes	(2,259)	112
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(93,231)	(3,367)
Accounts receivable from related parties	(8,488)	(5,289)
Inventories	(6,397)	(3,180)
Prepaid expenses and other assets	(1,389)	2,546
Accounts payable	1,359	2,030
Accounts payable to related parties	35,961	5,513
Accrued expenses and other liabilities	28,500	3,416
Income taxes payable	839	(341)

Net cash used in operating activities	(85,992)	(18,920)

Cash flows from investing activities:
Purchases of property and equipment	(3,222)	(946)
Proceeds from sale of investments	—	2
Acquisition of businesses, net of cash acquired	46,380	(2,531)
Proceeds from sale of property and equipment	134	106
Purchases of technology licenses	(8,436)	(1,969)

Net cash provided by (used in) investing activities	34,856	(5,338)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	56	1

Net cash provided by financing activities	56	1

Net decrease in cash and cash equivalents	(51,080)	(24,257)
Cash and cash equivalents at beginning of the period	147,995	212,194
Cash and cash equivalents at end of the period	$96,915	$187,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Trident Microsystems, Inc., or Trident, and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the six months ended December 31, 2009 included in the Company’s transition report on Form 10-KT, for the transition period ended December 31, 2009, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending December 31, 2010.
Change in Fiscal Year End
On November 16, 2009, the Board of Directors approved a change in the fiscal year end from June 30 to December 31. The change became effective at the end of the December 31, 2009 quarter. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.
Business Combinations
On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” For details of the acquisition, see Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter or FRC, demodulator or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, the Company issued 7.0 million shares of its common stock and warrants to acquire up to 3.0 million additional shares of its common stock, with a combined fair value of approximately $12.1 million, and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with the acquisition, the Company established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
Revenue Recognition
The Company recognizes revenues in accordance with applicable accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues for certain distributors at point of shipment to end customers, based on contractual terms with these distributors. The Company recognizes revenue on this basis for the majority of shipments made to distributors. The Company recognizes revenue for the remaining portion of its revenues at the point it ships product to distributors or to end customers. The Company records estimated reductions to revenues for incentive offerings and sales returns allowances in the same period that the related revenues are recognized.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also records a provision for doubtful accounts based on historical experience and for specific accounts receivable balances for which collectability is not reasonably assured.
The Company’s incentive offerings primarily involve volume rebates for its products in various target markets. The Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. A sales returns allowance, which is presented as a reduction to accounts receivable on the Company’s Condensed Consolidated Balance Sheet, is established based primarily on known factors at that time and historical rates of sales returns. Additional reductions to revenue could result if actual results are different from estimates. A limited amount of the Company’s revenue is generated through its distributors under agreements allowing for rights of return.
Reclassifications
Prior period amounts presented in these Condensed Consolidated Financial Statements include reclassifications to conform to the current period presentation. The preliminary purchase price allocation, associated with the acquisition of the television systems and set-top box business lines from NXP, assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the gain on acquisition and the Company’s deferred tax assets, were reduced by $3.7 million resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
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
Recent Accounting Pronouncements
In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements. The Company does not expect the new guidance to significantly impact its Condensed Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents:
Cash	$45,280	$86,382
Money market funds invested in U.S. Treasuries	51,635	61,613

Total cash and cash equivalents	$96,915	$147,995

Accounts receivable:
Accounts receivable, gross	$99,273	$4,902
Allowances for sales returns and for doubtful accounts	(1,460)	(320)

Total accounts receivable	$97,813	$4,582

Inventories:
Work in process	$10,384	$12,539
Finished goods	22,091	1,997

Total inventories	$32,475	$14,536

Prepaid expenses and other current assets:
Prepaid licenses	$8,477	$6,605
VAT receivable	6,397	3,886
Israel, severance plan assets	2,829	—
Miscellaneous receivables	1,770	—
Prepaid insurance	1,249	—
Prepaid and deferred taxes	1,108	—
Other	4,982	3,471

Total prepaid expenses and other current assets:	$26,812	$13,962

Property and equipment, net:
Machinery and equipment	$29,187	$15,427
Building and leasehold improvements	21,016	19,522
Software	4,429	4,096
Furniture and fixtures	3,173	2,296

	57,805	41,341
Accumulated depreciation and amortization	(24,261)	(15,173)

Total property and equipment, net	$33,544	$26,168

Accrued expenses and other current liabilities:
Compensation and benefits	$19,681	$4,482
Price rebate	10,047	5,913
Deferred revenues less cost of revenues	7,594	329
Professional fees	4,970	2,912
Royalties	4,606	939
Israel, severance plan liability	3,008	—
Contingent liabilities	2,758	4,336
Vat payable	2,514	1,256
Wafer and substrate fees	2,415	2,227
Other	13,642	4,674

Accrued expenses and other current liabilities	$71,235	$27,068

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
The following table presents goodwill balance activity for the six months ended June 30, 2010 and six months ended December 31, 2009:

	Six Months Ended
	June 30,	December 31,
(In thousands)	2010	2009
Balance at beginning of period	$7,851	$7,708
Goodwill acquired	—	—
Impairment charge	(7,851)	143

Balance at end of period	$—	$7,851

The Company operates in one reportable segment called digital media solutions. The Company has two operating segments, television systems and set-top boxes, aggregated as one reportable segment. In accordance with applicable accounting guidance, the Company assigned it goodwill, resulting from the acquisition of the Micronas product lines, to its television systems operating segment.
The Company assesses potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual goodwill impairment analysis and recorded an impairment charge of $7.9 million for the three months ended June 30, 2010, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010, were used to determine the estimated market value of the television systems operating segment.
Intangible assets and impairment
The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	June 30, 2010			December 31, 2009
	Gross	Accumulated		Gross	Accumulated	Net
	Carrying	Amortization	Net Carrying	Carrying	Amortization	Carrying
(In thousands)	Amount	and Impairment	Amount	Amount	and Impairment	Amount
Intangible assets:
Core & developed	$76,645	$(31,448)	$45,197	$28,645	$(23,260)	$5,385
Customer relationships	25,535	(6,736)	18,799	2,535	(2,359)	176
Backlog	15,166	(12,495)	2,671	166	(92)	74
Patents	13,000	(1,143)	11,857	—	—	—
In-process R&D	18,000	—	18,000	—	—	—
Service agreements	16,000	(4,478)	11,522	—	—	—

Total	$164,346	$(56,300)	$108,046	$31,346	$(25,711)	$5,635

Additions to intangible assets during the first six months of 2010 resulted primarily from the February 8, 2010, acquisition of the television systems and set-top box business lines from NXP. The preliminary purchase price allocation assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the preliminary estimate was reduced by $3.7 million as a result of new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which is less than the fair value of the underlying net tangible and identifiable intangible assets acquired. Gain on acquisition is not considered income for tax purposes. See Note 12, “Business Combinations” of Notes to Condensed Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents details of the amortization of intangible assets included in the cost of revenue, research and development and selling, general and administrative expense categories for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Cost of revenue	$16,972	$769	$27,187	$1,699
Research and development	823	—	1,308	—
Selling, general and administrative	1,339	51	2,094	421
Net revenues	—	18	—	18

	$19,134	$838	$30,589	$2,138

As of June 30, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset:

(In thousands)	Estimated
Fiscal Year Ending	Amortization
2010 (remaining 6 months)	$24,636
2011	35,358
2012	23,751
2013	4,556
2014	1,745
Thereafter	—

Total	$90,046

As of June 30, 2010, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility.
4. GUARANTEES
The Company provides for estimated future costs of warranty obligations in accordance with applicable accounting guidance, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program.
5. COMMITMENTS AND CONTINGENCIES
Commitments
NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines from NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP provides to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $9.4 million as of June 30, 2010. The Company also entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to the Company for a limited period of time. The term of the agreement ends on the readiness of the Company’s enterprise resource planning system which is estimated to be June 30, 2011. The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Also see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contingencies
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against the Company as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. The Company intends to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
From time to time, the Company receives communications from third parties asserting patent or other rights allegedly covering its products and technologies. Based upon its evaluation, the Company may take no action or the Company may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable or that litigation can be avoided if the Company’s desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of the Company’s products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in the Company having to stop the sale of some of its products or to increase the costs of selling some of its products. Such lawsuits could also damage the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of the Company’s products, could have a material adverse affect on the Company. Even if the Company were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on the Company. The Company cannot assure you that litigation related to its patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that this represented a breach of their fiduciary duties to the Company, and as a result those officers and directors are liable to the Company. The Company’s Board of Directors has appointed a Special Litigation Committee, or SLC, which has been composed solely of independent directors, to review and manage any claims that the Company may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, the Company moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims.
On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, the Company’s former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $1.7 million were made to the Company, by certain of the defendants, and recorded in other income (expense), net on the Company’s Condensed Consolidated Statement of Operations during the three months ended June 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against the Company. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. The Company cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with the Company’s stock option granting practices. The Company expects to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under its advancement obligations. The expense of defending such litigation may be significant. The amount of time to

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of the Company’s business, which could adversely affect its business, results of operations and cash flows.
Regulatory Actions
As previously disclosed, the Company was subject to a formal investigation by the Securities and Exchange Commission, or “SEC,” in connection with its investigation into the Company’s historical stock option granting practices and related issues. On July 16, 2010, the Company entered into a settlement with the SEC regarding this investigation. The Company agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. The Company consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by the Company. The final judgment did not require the Company to pay a civil penalty or other money damages. Although the Department of Justice, or “DOJ,” commenced an informal investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009 and the Company believes that the DOJ has concluded its investigation without taking any action against the Company. The Company believes that the settlement with the SEC concluded the government’s investigations into its historical stock option practices.
Indemnification Obligations
The Company indemnifies, as permitted under Delaware law and in accordance with its Bylaws, Company officers, directors and members of the Company’s senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, the Company has received, or expects to receive, requests for advancement and indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future advancement and indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable it to recover a portion of such future advancement and indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from the Company’s insurers of any potentially covered future indemnification payments. In certain circumstances, the Company also would have the right to seek to recover sums advanced to an indemnitee.
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd. filed a complaint against NXP Semiconductors USA, Inc. and Trident, in Superior Court for the State of California, No. 1-10-CV-174333, alleging breach of contract and related tort claims relating generally to an alleged product development project undertaken by Trident’s predecessor, NXP, and its predecessor, Conexant Systems, Inc. Trident has not yet filed an answer and no date for trial has been set. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
6. EMPLOYEE STOCK PLANS
Voluntary stock option exchange program
On February 10, 2010, the Company commenced a voluntary stock option exchange program, or Exchange Program, previously approved by stockholders at the Company’s annual stockholder meeting on January 25, 2010. The Exchange Program offer period commenced on February 10, 2010 and concluded at 9:00 p.m., Pacific Standard Time, on March 10, 2010.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Pursuant to the terms and conditions of the Exchange Program, the Company accepted for exchange eligible options to purchase 1,637,750 shares of the Company’s common stock, representing 88.83% of the total number of options originally eligible for exchange. These surrendered options were cancelled on March 11, 2010 and in exchange therefore the Company granted a total of 120,001 new shares of restricted stock and a total of 198,577 new restricted stock units under the Trident Microsystems, Inc. 2010 Equity Incentive Plan, in accordance with the applicable Exchange Program conversion ratios. Under applicable accounting guidance, the exchange was accounted for as a modification and the incremental stock-based compensation expense recognized by the Company as a result of the Exchange Program was immaterial.
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, restricted stock units and performance share awards to attract and retain officers, directors, employees and consultants. For the six months ended June 30, 2010, the Company made awards under the 2010 Equity Incentive Plan, or 2010 Plan, which was approved by the Company’s stockholders on January 25, 2010. Previously, the Company had also adopted the 2001 Employee Stock Purchase Plan, however, purchases under this plan have been suspended for several years. Options to purchase Trident’s common stock remain outstanding under the following incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan, the 1996 Nonstatutory Stock Option Plan, or 1996 Plan, the 2002 Stock Option Plan, or 2002 Plan, and the 2006 Equity Incentive Plan, or 2006 Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to Trident Technologies, Inc., or TTI, officers, employees and consultants under the TTI 2003 Employee Option Plan, or TTI Plan. The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.
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
Valuation of Employee Stock Options
The Company values its stock-based incentive awards granted using the Black-Scholes model, except for performance-based restricted stock awards with a market condition granted during the fiscal year ended June 30, 2008 and during the six months ended June 30, 2010, for which the Company used a Monte Carlo simulation model to value the awards.
The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options have

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
For the three and six months ended June 30, 2010 and 2009, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Incentive Plans	2010	2009	2010	2009
Expected term (in years)	5.03	4.74	4.78	4.11
Expected volatility	69.88%	69.37%	68.95%	67.98%
Risk-free interest rate	2.43%	2.42%	2.28%	1.86%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$1.08	$1.07	$1.03	$0.79
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Cost of revenues	$86	$149	$190	$294
Research and development	902	1,710	1,782	3,050
Selling, general and administrative	1,246	1,401	2,505	2,719

Total stock-based compensation expense	$2,234	$3,260	$4,477	$6,063

The Company has not capitalized any stock-based compensation expense in inventory for the three and six months ended June 30, 2010 and 2009 as such amounts were immaterial.
During the three and six months ended June 30, 2010, total stock-based compensation expense recognized in income before taxes was $2.2 million and $4.5 million, respectively, with no related recognized tax benefit. Total stock-based compensation expense recognized in income before taxes for the six months ended June 30, 2010, includes a $1.6 million reduction in a contingent liability that was recorded as a reduction in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. This contingent liability related to the investigation by the Company’s Special Litigation Committee and is further described in the “Contingent Liabilities” section below. During the three and six months ended June 30, 2009, total stock-based compensation expense recognized in income before taxes was $3.3 million and $6.1 million, respectively, with no related recognized tax benefit.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Awards
The following table summarizes the Company’s stock option and restricted stock activities for the six months ended June 30, 2010:

		Options Outstanding
				Weighted
				Average
				Remaining
	Shares		Weighted	Contractual
	Available for	Number of	Average	Term (in	Aggregate
(In thousands, except per share data and contractual term)	Grant	Shares	Exercise Price	years)	Intrinsic Value
Balance at December 31, 2009	1,682	6,690	$7.48
Newly authorized (2010 Plan)	42,300
Plan shares expired	(3,785)		$—
Granted	(769)	769	$1.80
Exercised	—	(50)	$1.02
Cancelled, forfeited or expired	1,900	(1,900)	$14.51
Restricted stock granted (1)	(3,887)	—
Restricted stock cancelled, forfeited or expired (1)	297	—

Balance at June 30, 2010	37,738	5,509	$4.34	7.12	$300

Vested and expected to vest at June 30, 2010		5,246	$4.44	7.02	$299

Exercisable at June 30, 2010		2,469	$6.06	5.06	$289

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2010 Plan at a 1 to 1.20 ratio and at a 1 to 1.38 ratio for restricted stock deducted and canceled or expired under other previous Plans.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $1.42 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of June 30, 2010 was $3.4 million, which is expected to be recognized over the weighted average service period of 2.36 years.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the six months ended June 30, 2010:

	Restricted Stock Awards and
		Weighted
		Average Grant
	Number of	Date Fair
(In thousands, except per share data)	Shares	Value
Restricted stock balance at December 31 2009	2,028	$4.44
Granted	3,239	$1.84
Vested	(519)	$2.87
Forfeited	(225)	$2.89

Restricted stock balance at June 30, 2010	4,523	$2.84

Both RSAs and RSUs typically vest over a three or four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. The CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur. The table above also includes performance-based RSU

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards of 67,000 shares and 35,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s Chief Executive Officer and Senior Vice President of Engineering, respectively. The RSUs vest subject to achievement of specific Company earnings during the year ending December 31, 2011. The units vest only if the performance goal has been met in full. The RSU award granted to the Vice President of Engineering was cancelled during January 2010 and an insignificant amount of expense was recognized for the six month period ended June 30, 2010. The table above also includes awards of 650,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the six months ended June 30, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013.
The fair value of the performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.83%. The weighted-average grant-date fair value of the performance share awards was $1.11. During the three and six months ended June 30, 2010, stock-based compensation expense of $0.09 million and $0.17 million was recorded, respectively for these performance share awards based on service conditions having been met. As of June 30, 2010, none of these performance share awards had vested.
The Company recognized an insignificant amount of expense for RSAs and RSUs granted under the Employee Stock Plans for the six months ended June 30, 2010. A total of $9.6 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.29 years.
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
Contingent Liabilities
As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with the Company’s former CEO allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with the Company’s former CEO, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC. Because Trident’s stock price was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of December 31, 2009 and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the quarter ended December 31, 2009. On March 26, 2010, the claims by these two former non-employee directors against the Company, valued at approximately $1.6 million in the aggregate, were waived as part of a comprehensive settlement with the Company. Currently, the SLC investigation is still in progress only with respect to the Company’s former CEO. In June 2010, he filed a claim against the Company seeking compensation from the Company relating to the exercise of his fully vested stock options. As a result, as of June 30, 2010, the Company maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the six months ended June 30, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
7. INCOME TAXES
The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three and six months ended June 30, 2010. The Company included in its unrecognized tax benefit of $43.3 million at June 30, 2010, $22.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits could decrease by a range between zero and $2.8 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
A benefit from income taxes of $2.3 million and $1.5 million was recorded for the three and six months ended June 30, 2010, respectively. A provision for income taxes of $1.0 million and $2.8 million was recorded for the three and six months ended June 30, 2009, respectively. The effective income tax rate for the three and six months ended June 30, 2010, increased by 9.2 and 10.6 percentage points, respectively, compared to the three and six months ended June 30, 2009. The increase in the Company’s effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses generated in foreign jurisdictions as a result of restructuring activities, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided, and a lapse of a statute of limitation in the jurisdiction relevant the Company’s business operations, as compared to tax expense incurred on a loss in the three and six months ended June 30, 2009.
The Company’s ability to use federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 12, “Business Combinations”, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock. The impact of this event reduced the Company’s availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net loss	$(49,030)	$(21,075)	$(56,614)	$(37,679)

Shares used in computing net loss per share — basic and diluted	174,018	65,565	152,059	63,708

Net loss per share — basic and diluted	$(0.28)	$(0.32)	$(0.37)	$(0.59)

Potentially dilutive common shares are excluded from the computation of basic and diluted net loss per share for the above periods because their effect would have been anti-dilutive. Potentially dilutive common shares, for the three and six months ended June 30, 2010, respectively, were 5.7 million and 5.6 million. Potentially dilutive common shares, for both the three and six months ended June 30, 2009, were 7.0 million.
9. FAIR VALUE MEASUREMENTS
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
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s insurance policies and mutual funds, that are used to fund the pension liability for our Israeli employees, are classified within Level 2, and are used as the market inputs to value these investments, and are observable, for example market yields, but the assets are not actively traded.
Level 3 — Unobservable inputs to the valuation methodology significant to the measurement of fair value of assets or liabilities.
Determination of fair value
Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets, measured at fair value, as of June 30, 2010:

	Fair Value Measurement at Reporting Date
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Israel, severance plan assets invested in insurance policies and mutual funds (1)	$2,829	$—	$2,829	$—
Money market funds invested in U.S. Treasuries (2)	51,635	51,635	—	—

Total	$54,464	$51,635	$2,829	$—

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s financial assets, measured at fair value, as of December 31, 2009:

Fair Value Measurement at Reporting Date
		Quoted Prices In		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable	Inputs
(In thousands)	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
Money market funds invested in U.S. Treasuries (2)	$61,613	$61,613	$—	$—

(1)	Included in Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
10. RESTRUCTURING
During the first quarter of 2010, the Company began procedures to streamline its operations. As a result of this decision, the Company recorded for the three and six months ended June 30, 2010, $4.5 million and $12.9 million, respectively, of restructuring expenses related to severance and related employee benefits. The restructuring is expected to be completed by the end of the calendar year. Restructuring charges are recorded under “Restructuring charges” in the Company’s Condensed Consolidated Statement of Operations.
Prior to the close of the Company’s acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of $12.9 million for the six months ended June 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
The following table presents the changes in the Company’s restructuring accrual for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Restructuring liabilities, beginning of period	$153	$—	$—	$—
Severance and related charges	4,470	8	12,875	49
Cash payments	(3,518)	(8)	(11,770)	(49)

Restructuring liabilities, end of period	$1,105	$—	$1,105	$—

11. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
Geographic Information
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, set-top boxes, and liquid crystal display, or LCD, television. The Company has determined its operating segments based on current applicable accounting literature. The Company has two operating segments, television systems and set-top boxes, aggregated as one reportable segment, based on current applicable accounting literature.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Revenues:
South Korea	$60,756	$4,987	$99,969	$5,345
Europe	43,216	2,673	64,621	3,681
Asia Pacific	36,586	3,152	51,749	5,043
Japan	22,123	3,702	33,386	7,297
Americas	8,967	398	12,327	398

Total revenues	$171,648	$14,912	$262,052	$21,764

Major Customers
The following table shows the percentage of the Company’s revenues during the three and six months ended June 30, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Samsung Electronics, Co., Ltd.	24%	23%	26%	16%
Philips Consumer Electronics International B.V.	14%	*	13%	*
Sony	*	11%	*	18%

*	Less than 10% of net revenues
The Company recognizes revenues for its largest distributors at the point these distributors ship to end customers (sell-through basis), representing approximately 86% of shipments made to distributors for the six months ended June 30, 2010. For the three and six months ended June 30, 2010, distribution revenue recognized on a sell-through basis was 27% and 24% of total revenues, respectively. For the three and six months ended June 30, 2009, distribution revenue recognized on a sell-through basis was 36% and 50% of total revenues, respectively.
As of June 30, 2010, the Company had a high concentration of accounts receivable with Samsung Electronics, Co., Ltd., representing 28% of net accounts receivable.
Deferred revenues, cost of revenues and gross profit
The following table presents deferred revenues, cost of revenues and gross profit as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Deferred revenues	$16,046	$709
Deferred cost of revenues	8,452	380

Deferred gross profit	$7,594	$329

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. BUSINESS COMBINATIONS
Acquisition of the television systems and set-top box business lines from NXP B.V.
On February 8, 2010, the Company and its wholly-owned subsidiary, TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.”
The following is the consideration transferred by Trident representing the total purchase price:

		(In thousands)
	Shares	Amount
Issuance of Trident common shares to NXP	104,204	$188,610
Issuance of Trident preferred shares to NXP	4	—
Purchase of Trident common shares by NXP		(30,000)
Net cash payment by NXP		(14,235)
Contingent returnable consideration (g)		(3,588)

Acquisition date fair value of total consideration transferred		$140,787

The acquisition was accounted for using the purchase method of accounting, and the Company was deemed to be the acquirer, in accordance with applicable accounting guidance. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair value as of the closing of the acquisition. Total acquisition related expenses incurred through March 31, 2010, recorded as operating expenses, were approximately $11.7 million.
The total purchase price of $140.7 million was allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Amount
Cash	$2,145
Prepaid expenses and other current assets	14,375
Inventory notes receivable (a)	39,900
Fixed assets (b)	11,869
Non-current assets	4,500
Service agreements (c)	16,000
Acquired intangible assets (d)	117,000
Deferred tax asset (e)	796

Liabilities assumed:
Accrued liabilities	(16,199)
Non-current liabilities	(4,815)

Fair market value of the net assets acquired	185,571
Gain on acquisition (f)	(44,784)

Total purchase price	$140,787

(a)	As of the effective date of the asset acquisition, Trident acquired two inventory notes receivable (the “Note” or “Notes”). The first Note is for $19.6 million and allowed Trident to purchase finished goods inventory on March 22, 2010. The second Note is for $20.3 million and allows Trident to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in June 2011. The first Note bears interest at an annual interest

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate of 2.75%, and the second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company settled the first Note, totaling $19.0 million, during the three months ended June 30, 2010, of which $11.6 million was settled in finished goods inventory, and $7.4 million was settled in cash. The Company received the cash during the quarter ended September 30, 2010. The Company expects the second Note to be settled by June 30, 2011. For additional details related to notes receivable, see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

(b)	Fixed assets (property and equipment) are required to be measured at fair value and these acquired assets could include assets that are not intended to be used in a manner other than their highest and best use. Depreciation is calculated on a straight-line basis over the expected useful lives. Expected useful lives are deemed to be one to two years.

(c)	Service agreements are required to be measured at fair value and these acquired assets are amortized over the remaining life of the agreement or up to 33 months from the closing date of the transaction. These service agreements include manufacturing and distributor agreements and other services from NXP. The other services include payroll processing, benefits administration, accounting, information technology and real estate administration.

(d)	Identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used in a manner other than their highest and best use.
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
Patents represent various patents previously owned by NXP. The fair value of patents was determined by using the royalty relief method and estimating a benefit from owning the asset rather than paying a royalty to a third party for the use of the asset.
The backlog fair value relates represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition.
In-process research and development, or IPR&D, consisted of the in-process projects to complete development. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets are not amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. At the completion of the development process for the acquired IPR&D project, when and if technological feasibility is achieved, it will be considered a finite-lived intangible asset and amortization will commence. As of June 30, 2010, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquired intangible assets, their fair values and estimated weighted average amortized lives, are as follows (dollars in thousands):

		Weighted
		Average
	Fair Value	Amortized Life
Backlog	$15,000	0.5 years
Customer relationships	23,000	2.24 years
Developed technology	48,000	3.0 years
Patents	13,000	4.5 years
In-process research and development	18,000

	$117,000

(e)	The preliminary purchase price allocation assigned $4.5 million to deferred tax assets associated with the fair value adjustment of the intangible assets acquired. Subsequently, in accordance with applicable accounting assets guidance, the preliminary estimate was reduced by $3.7 million as a result of new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010.

(f)	The preliminary purchase price allocation assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the preliminary estimate was reduced by $3.7 million as a result of new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which is less than the fair value of the underlying net tangible and identifiable intangible assets acquired.

(g)	Prior to the close of the Acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the Acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the Acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the Acquisition close date. The entire severance cost was paid by NXP after the close of the Acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.
Acquisition of the Frame Rate Converter, Demodulator and Audio Decoder product lines of the Consumer Division of Micronas Semiconductor Holding AG
On May 14, 2009, the Company completed its acquisition of the selected assets of the FRC, DRX, and audio product lines of Micronas, or Micronas Assets. In connection with the acquisition, the Company issued 7.0 million shares of its common stock, representing approximately 10% of its outstanding common stock, and warrants to acquire up to 3.0 million additional shares of its common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.3 million.
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
On May 14, 2009, the Company entered into a Cross License Agreement, or Cross License, with Micronas, pursuant to which Micronas has granted to the Company a royalty-free, perpetual, irrevocable, fully assignable and transferable worldwide license,

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
including the right to sublicense, to patents that are relevant to, but not exclusive to, the FRC line of frame-rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. Ownership of these patents remains with Micronas following completion of the acquisition. The license is exclusive for the first three years, subject to certain exceptions, and is non-exclusive thereafter. The Company has granted to Micronas a royalty-free, perpetual, irrevocable, non-exclusive, fully assignable and transferable worldwide license, including the right to sublicense, to patents exclusively relevant to the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. During the first three years, the license granted by the Company to Micronas is limited to use for products that are not a DRX, Audio or FRC Product. Following this three year period, Micronas may use the licensed rights on any product.
On May 14, 2009, the Company entered into a Stockholder Agreement, or Stockholder Agreement, with Micronas, setting forth specified registration rights associated with the shares, including demand and piggyback registration rights, restrictions on transfer of the Shares and provides Micronas certain pre-emptive rights to acquire additional shares of its Common Stock. Under the Stockholders Agreement, Micronas has agreed to vote the Shares in support of acquisition proposals approved by the disinterested members of its Board of Directors, and together with the recommendation of the disinterested members of the Board of Directors on other stockholder proposals, and Micronas ability to engage in certain solicitations and activities encouraging support for or against proposals inconsistent with its voting agreements is restricted.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pro forma net revenues	$171,648	$144,575	$309,470	$250,780
Pro forma net loss	$(49,030)	$(88,056)	$(55,520)	$(171,639)
Pro forma net loss per share — Basic	$(0.28)	$(0.50)	$(0.37)	$(0.98)
Shares used in computing pro forma net loss per share — Basic	174,018	176,769	152,059	174,901
The Company recorded net revenues of approximately $124 million and $172 million and net operating losses of approximately $10 million and $31 million, from the Acquisition for the three and six months ended June 30, 2010.
13. RELATED PARTY TRANSACTIONS
NXP
Total purchases from NXP for the three and six months ended June 30, 2010 were $63.9 million and $110.6 million, respectively. Total purchases for the three and six months ended June 30, 2010 include approximately $7.2 million and $15.0 million of transition services, respectively, and approximately $56.7 million and $95.6 million of primarily product purchases, respectively. As of June 30, 2010, the outstanding accounts payable to NXP was $36.8 million, and the outstanding accounts receivable from NXP was $8.5 million. At June 30, 2010, the Company had a note receivable from NXP of $28.4 million associated with inventory purchases from NXP, of which $7.5 million was a current asset, and $20.9 million was a noncurrent asset, on the Company’s Condensed Consolidated Balance Sheet. During the period from February 8, 2010 to March 22, 2010, the Company and NXP had a commissionaire’s agreement whereby NXP acted on the Company’s behalf for product sales. Total revenue during this period was $52.6 million, all of

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which was paid by June 30, 2010. The accounts receivable from NXP of $8.5 million at June 30, 2010, was not related to the sales of product.
In connection with the Acquisition, Trident and NXP entered into the following agreements, each effective as of February 8, 2010:
An Intellectual Property Transfer and License Agreement, or License Agreement, between TMFE and NXP, pursuant to which NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE, or Dutch Newco, certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the License Agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology.
A Stockholder Agreement, or NXP Stockholder Agreement, between the Company and NXP, setting forth the designation of nominees to the Trident Board, providing certain restrictions on the right of NXP to freely vote its shares of Trident common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Trident common stock, subject to certain exceptions, including transfers to affiliates. In addition, under the NXP Stockholder Agreement, NXP has agreed to standstill restrictions for six years, including restrictions on future acquisition of Trident securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of Trident. The NXP Stockholder Agreement also sets forth certain major decisions that may only be taken by the Trident Board upon a supermajority vote of two-thirds of the directors present. The NXP Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to the Shares, and grants certain preemptive rights to NXP with respect to future issuances of Trident common stock.
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
A Manufacturing Services Agreement, or MSA, between Trident and NXP relating to contract manufacturing services to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for products acquired by Trident. The term of the MSA ends on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in June 2011.
A Contract Services Agreement between Trident and NXP whereby certain employees of NXP shall provide contract services to Trident for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Trident personnel. Depending on the service provided, the term ranges from 2 to 12 months.
The total remaining payment obligation for services through the end of the terms of these agreements was approximately $9.4 million as of June 30, 2010.
Micronas
Total purchases from Micronas for the three and six months ended June 30, 2010, were $12.1 million and $17.4 million, respectively. As of June 30, 2010, the outstanding accounts payable to Micronas was $1.6 million. Total purchases from Micronas for the six months ended December 31, 2009, were $16.2 million. As of December 31, 2009, the outstanding accounts payable to Micronas was $2.4 million, and the outstanding accounts receivable from Micronas was $0.3 million.
See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements, which provides a summary of the related party agreements entered into with Micronas due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. EMPLOYEE BENEFIT PLANS
The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. The Company’s severance investment plan liability is calculated based on the salary of employees multiplied by years of service, and the resulting balance is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. A corresponding asset is included in prepaid and other current assets, on the Company’s Condensed Consolidated Balance Sheets. The severance investment plan underfunded balance was $0.2 million as of June 30, 2010. Israeli severance investment plan asset and liability balances are disclosed in Note 2, “Balance Sheet Components,” of Notes to Condensed Consolidated Financial Statements.

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
Change in Fiscal Year End
On November 16, 2009 the Board of Directors approved a change in our fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2009, ended on June 30 and beginning with December 31, 2009 ends on December 31 of each year. For example a reference to “2009” or “fiscal year 2009” means the twelve-month period that ended on June 30, 2009.
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
Trident was incorporated in California in 1987 and reincorporated in Delaware in 1992. Our principal executive offices are located at 1170 Kifer Road, Sunnyvale, California 94086-5303, and our telephone number at that location is (408) 962-5000. Our internet address is www.tridentmicro.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
Business Structure
In June 2003, when we announced a restructuring of our business to divest our legacy graphics business, we focused our business primarily in the high definition television, or HDTV, market and related areas. In a separate transaction completed in June 2003, we merged our digital media segment with Trident Technologies, Inc., or TTI, a Taiwanese company, to strengthen and extend our DTV business. TTI, which was liquidated in September 2006, had previously operated primarily as a Taiwan-based semiconductor design house, developing video processing technologies useful for digital media applications. Starting September 1, 2006, we conducted business primarily through a Cayman Islands subsidiary, Trident Microsystems (Far East) Ltd., or TMFE. Research and development services relating to existing projects and certain new projects have been conducted principally by Trident Microsystems, Inc. and our subsidiaries, Trident Multimedia Technologies (Shanghai) Co. Ltd., or TMT, and Trident Microsystems (Beijing) Co., Ltd., or TMBJ. TMBJ was previously a privately held company known as Beijing Tiside Electronics Design Co., Ltd., or Tiside, which we acquired in March 2008 and subsequently renamed TMBJ. Operations, field application engineering support and certain sales activities have been conducted principally through our Taiwanese subsidiaries, Trident Microelectronics Co. Ltd., or TML, and Trident Microsystems (Taiwan) Ltd., or TMTW, and other affiliates. On May 14, 2009, we completed the acquisition of selected assets of certain product lines from the Consumer Division of Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In May 2009, in connection with this acquisition, we established three new subsidiaries in Europe: Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH. The purpose of these entities is primarily to provide sales liaison, marketing and engineering services in Europe. TMEU is located in Munich, Germany and TMNM and TMH are located in Nijmegen, The Netherlands. On February 8, 2010 we acquired selected assets and liabilities of the television systems and set-top box business lines of NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of this acquisition, we now have subsidiaries in three additional new countries, the United Kingdom, Israel and India. The primary purpose of these subsidiaries is to provide sales liaison, marketing and engineering services to us.
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
Business Combinations
On October 4, 2009, Trident and TMFE entered into a Share Exchange Agreement, or Share Exchange Agreement, with NXP B.V., a Dutch besloten vennootschap, or NXP, providing for the acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, or Purchase, through a pre-closing restructuring by NXP and subsequent transactions at closing, or NXP Transaction. We completed the NXP Transaction on February 8, 2010. Upon completion, we issued to NXP 104,204,348 newly issued shares of Trident common stock, equal to 60% of the total outstanding shares of Trident Common Stock, or Shares, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP, or Business, and cash proceeds in the amount of $44 million, or Cash Payment. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock, or Preferred Shares. The Preferred Shares were issued pursuant to an Amended and Restated Certificate of Designation of Series B Preferred Stock that we filed with the Secretary of State of Delaware in February 2010, or Certificate of Designation. The holder of the Preferred Shares has the voting rights set forth in the Certificate of Designation, including the right to designate four nominees to our Board of Directors.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. References included in this Quarterly Report on Form 10-Q to “accounting guidance” means GAAP. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we consider the critical accounting policies to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, allowance for sales returns, stock-based compensation expense, goodwill and purchased intangible assets, valuation of equity investments in privately held companies and funds, inventories, fair value measurements, product warranty, income taxes, litigation and other loss contingencies and business combinations. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from these estimates. Discussion of these critical accounting estimates can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Transition Report on Form 10-KT for the six months ended December 31, 2009.
Results of Operations
Because the NXP Transaction closed on February 8, 2010, approximately 21 weeks of activity related to this acquisition are included in our financial results for the six months ended June 30, 2010. Net revenues, gross profit, research and development expenses, and selling, general and administrative expenses all increased substantially in the three and six months ended June 30, 2010, as compared to the same three and six month periods in the prior year, as a result of this acquisition. Net revenues, gross profit, research and development expenses, and selling, general and administrative expenses also increased in the three months ended June 30, 2010, as compared to the three months ended March 31, 2010, because the three months ended June 30, 2010, included the results of the NXP business lines for the entire period.

Financial Data for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009
Net Revenues
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
Digital media solutions revenues represented all of our revenues for the three and six months ended June 30, 2010 and 2009. Net revenues are revenues less reductions for rebates and allowances for sales returns.
The following tables present the comparison of net revenues by regions in dollars and in percentages for the three and six months ended June 30, 2010 and 2009:
Net revenues comparison by dollars

	Three Months Ended				Six Months Ended
(Dollars in thousands)	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
Revenues by region (1)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
South Korea	$60,756	$4,987	$55,769	1118%	$99,969	$5,345	$94,624	1770%
Europe	43,216	2,673	40,543	1517%	64,621	3,681	60,940	1656%
Asia Pacific (2)	36,586	3,152	33,434	1061%	51,749	5,043	46,706	926%
Japan	22,123	3,702	18,421	498%	33,386	7,297	26,089	358%
Americas	8,967	398	8,569	2153%	12,327	398	11,929	2997%

Total net revenues	$171,648	$14,912	$156,736	1051%	$262,052	$21,764	$240,288	1104%

As a result of the acquisition of the television systems and set-top box business lines from NXP, net revenues increased in all regions for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009.
Net revenues comparison by percentage of total net revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues by region (1)	2010	2009	Variance	2010	2009	Variance
South Korea	35.4%	33.4%	2.0%	38.1%	24.6%	13.6%
Europe	25.2%	17.9%	7.3%	24.7%	16.9%	7.7%
Asia Pacific (2)	21.3%	21.1%	0.2%	19.7%	23.2%	(3.4)%
Japan	12.9%	24.8%	(11.9)%	12.7%	33.5%	(20.8)%
Americas	5.2%	2.7%	2.6%	4.7%	1.8%	2.9%

	100%	100%		100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

The following table shows the percentage of our revenues during the three and six months ended June 30, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2010	2009	2010	2009
Samsung Electronics, Co., Ltd.	24%	23%	26%	16%
Philips Consumer Electronics International B.V.	14%	*	13%	*
Sony	*	11%	*	18%

*	Less than 10% of net revenues
We recognize revenues for our largest distributors at the point these distributors ship to end customers (sell-through basis), representing approximately 86% of shipments made to distributors for the six months ended June 30, 2010. For the three and six months ended June 30, 2010, distribution revenue recognized on a sell-through basis was 27% and 24% of total revenues, respectively. For the three and six months ended June 30, 2009, distribution revenue recognized on a sell-through basis was 36% and 50% of total revenues, respectively.
As of June 30, 2010, we had a high concentration of accounts receivable with Samsung Electronics, Co., Ltd., representing 28% of net accounts receivable.
Gross Profit

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Gross profit	$32,926	$4,622	$28,304	612.4%	$46,712	$5,083	$41,629	819.0%
Percentage of net revenues	19.2%	31.0%			17.8%	23.4%
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
Gross profit increased significantly in the three and six months ended June 30, 2010, compared with the three and six months ended June 30, 2009, as a result of significantly higher revenues recognized during the current period related to the television systems and set-top box business lines acquired on February 8, 2010.
Cost of revenues includes impairment charges of $0.9 million and $2.1 million for the three and six months ended June 30, 2010, respectively, due to changes in our roadmap and project cancellations, and consisted primarily of prepaid royalties and other intellectual property. No impairment charges were included in cost of revenues for the three months ended June 30, 2009, and $0.3 million were included in cost of revenues for the six months ended June 30, 2009.
The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Additions to inventory reserves	$9	$1,274	$576	$1,317
Accrual for ordered product with no demand	702	325	702	650
Lower of cost or market adjustment	—	—	135	—
Sales of previously reserved product	(260)	(3,902)	(746)	(4,574)

Net (increase) decrease in gross profit	$451	$(2,303)	$667	$(2,607)

No cost of revenues was recorded with respect to sales of previously reserved product, for the three and six months ended June 30, 2010 and 2009. For the three months and six months ended June 30, 2010, inventory write-downs and reserves and sales of previously reserved product represents 0.3% and 0.3% of total net revenues, respectively. For the three and six months ended June 30, 2009, inventory write-downs and reserves and sales of previously reserved product represents 15.4% and 12% and of total net revenues, respectively.
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
Research and Development

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Research and development	49,866	15,802	34,064	215.6%	87,081	27,236	59,845	219.7%
Percentage of net revenues	29.1%	106.0%			33.2%	125.1%
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
Research and development expenses increased for the three and six months ended June 30, 2010, compared to the same periods last year, primarily due to significant increases in headcount resulting from the February 8, 2010, acquisition of the television systems and set-top box business lines, as well as subsequent attrition, and hiring activity. As a result of these activities, we incurred $17.4 million and $31.7 million, respectively, of additional headcount related costs during the current periods not incurred in the comparable periods last year. Also as a result of these activities, during the three and six months ended June 30, 2010, we incurred $4.5 million and $7.1 million, respectively, of additional depreciation and amortization expense not incurred in the same periods last year. We incurred $7.1 million and $13.2 million, respectively, of transition service costs during the three and six months ended June 30, 2010, that were not incurred during the same periods last year. These transition service costs consisted principally of personnel and facilities provided by NXP.
Selling, General and Administrative

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Selling, general and administrative	22,311	7,421	14,890	200.6%	42,447	11,047	31,400	284.2%
Percentage of net revenues	13.0%	49.8%			16.2%	50.8%
Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
Selling, general and administrative expenses increased for the three and six months ended June 30, 2010, compared to the same periods last year, primarily due to significant increases in headcount from the February 8, 2010 acquisition of the television systems and set-top box business lines, as well as subsequent restructuring, attrition, and hiring activity. As a result of these activities, we incurred $6.8 million and $10.4 million, respectively, of additional headcount related costs during the current periods not incurred in the comparable periods last year. We also incurred $2.8 million and $8.7 million, respectively, of additional professional fees related costs during the three and six months ended June 30, 2010, not incurred during the same periods last year. During the three and six months ended June 30, 2010, we also incurred $1.3 million and $3.2 million, respectively, of transition service costs that were not incurred during the same periods last year. These transition service costs consisted principally of personnel and facilities provided by NXP.

Goodwill Impairment

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Goodwill Impairment	7,851	—	7,851	N/A	7,851	1,432	6,419	448.3%
Percentage of net revenues	4.6%	.0%			3.0%	6.6%
We assess potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We performed the annual goodwill impairment analysis and recorded an impairment charge of $7.9 million for the three months ended June 30, 2010, due to the excess of the carrying value over the estimated market value for the television systems operating segment. In prior periods, no events or changes in circumstances indicated that the carrying value of the goodwill might not be recoverable. During the six months ended June 30, 2009, an impairment test was conducted due to a redeployment of engineering resources conducted at our subsidiary TMBJ, to focus on other development projects. As a result, we wrote off the entire goodwill balance of TMBJ, and recorded an impairment charge of $1.4 million for the six months ended June 30, 2009.
In Process Research and Development

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
In process research and development	—	697	(697)	(100.0)%	—	697	(697)	(100.0)%
Percentage of net revenues	.0%	4.7%			.0%	3.2%
No in process research and development expense was incurred during the three and six months ended June 30, 2010. During the six months ended June 30, 2009, in process research and development expense was incurred in connection with the acquisition of certain product lines of Micronas related to masks and tools determined to have no alternative future use.
Restructuring Charges

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Restructuring charges	4,470	8	4,462	55775.0%	12,865	49	12,816	26155.1%
Percentage of net revenues	2.6%	0.1%			4.9%	0.2%
During the first quarter of 2010, we began procedures to streamline its operations. As a result of this decision, we recorded for the three and six months ended June 30, 2010, $4.5 million and $12.9 million, respectively, of restructuring expenses related to severance and related employee benefits. The restructuring is expected to be completed by the end of the calendar year. Restructuring charges are recorded under “Restructuring charges” in our Condensed Consolidated Statement of Operations.
Prior to the close of our acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of $12.9 million for the six months ended June 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
Interest Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Interest income	228	116	112	96.6%	498	576	(78)	(13.5)%
Percentage of net revenues	0.1%	0.8%			0.2%	2.6%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and money market funds investing in U.S. Treasuries. The average interest rates earned during three and six months ended June 30, 2010, were .24% and .23%, respectively. The average interest rates earned during three and six months ended June 30, 2009, were .25% and .62%, respectively. The increase in interest income for the three months ended June 30, 2010, compared to the same period last year, was primarily due to interest earned on notes receivable from related parties during 2010. The decrease in interest income for the six months ended June 30, 2010, compared to the same period last year, was primarily due to a larger percentage of our investment portfolio having been shifted to lower yielding money market funds investing in U.S. Treasuries and a decrease in our average cash balance for 2010. Interest earned during the three and six months ended June 30, 2010, includes $0.2 million and $0.4 million, respectively, of interest earned on notes receivable from related parties.
Gain on Acquisition

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Gain on acquisition	—	—	—	0%	44,784	—	44,784	100%
Percentage of net revenues	(0.0%)	(0.0%)			(17.1%)	(0.0%)
The preliminary purchase price allocation assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the preliminary estimate was reduced by $3.7 million as a result of new information received by the Company subsequent to filing our Form 10-Q for the three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which is less than the fair value of the underlying net tangible and identifiable intangible assets acquired.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Other income (expense), net	59	(922)	981	(106.4)%	107	(95)	202	(212.6)%
Percentage of net revenues	0.0%	(6.2)%			0.0%	(0.4)%
The change in other income (expense), net for the three and six months ended June 30, 2010, compared to the same periods last year, was primarily attributable to litigation settlements of approximately $1.7 million received during the six months ended June 30, 2010. See Note 5, “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
Provision for income taxes	(2,255)	963	(3,218)	(334.2)%	(1,529)	2,782	(4,311)	(155.0)%
Effective income tax rate	4.4%	(4.8)%			2.6%	(8.0)%
We accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three and six months ended June 30, 2010. We included in our unrecognized tax benefit of $43.3 million at June 30, 2010, $22.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate. It is reasonably possible that our unrecognized tax benefits could decrease by a range between zero and $2.8 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
A benefit from income taxes of $2.3 million and $1.5 million was recorded for the three and six months ended June 30, 2010, respectively. A provision for income taxes of $1.0 million and $2.8 million was recorded for the three and six months ended June 30, 2009, respectively. The effective income tax rate for the three and six months ended June 30, 2010 increased by 9.2 and 10.6 percentage points, respectively, compared to the three and six months ended June 30, 2009. The increase in our effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses generated in foreign jurisdictions as a result of restructuring activities, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided, and a lapse of a statute of limitation in the jurisdiction relevant to our business operations, as compared to tax expense incurred on a loss in the three and six months ended June 30, 2009.
Our ability to use federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 12, “Business Combinations,” on February 8, 2010, Trident

issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of our common stock. The impact of this event reduced our availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.
Liquidity and Capital Resources
Cash and cash equivalents at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$96,915	$147,995

At June 30, 2010, approximately $34.9 million or 36% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $62.0 million, or 64% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.
Our primary cash inflows and outflows for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$(85,992)	$(18,920)
Investing activities	34,856	(5,338)
Financing activities	56	1

Net decrease in cash and cash equivalents	$(51,080)	$(24,257)

Operating Activities
Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the six months ended June 30, 2010, cash used in operating activities was $86.0 million compared to $18.9 million used in operating activities for the six months ended June 30, 2009. The significant increase in cash usage was primarily due to working capital requirements resulting from the significant revenue increases and corresponding increases in receivables, inventory and payables. The larger working capital requirements are the result of the acquisition of the television systems and set-top box business lines from NXP in February 2010, and the acquisition of Micronas in May 2009, each of which contributed to higher revenue levels in the first six months of 2010 as compared to the same period in the prior year. Additionally, the net loss increased from $37.7 million in the six months ended June 30, 2009, as compared to $56.6 million in the six months ended June 30, 2010. The greater loss for the six months ended 2010 is attributable to a significant increase in expenses since the NXP and Micronas businesses acquired were not profitable when acquired and cost efficiencies anticipated from the acquisitions are not yet fully realized.
Investing Activities
For the six months ended June 30, 2010, cash provided by investing activities was $34.9 million, compared to cash used in investing activities of $5.3 million in the six months ended June 30, 2009. The cash provided in the first six months of 2010 was primarily attributable to $46.4 million from NXP as part of the Company’s acquisition of that business, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment.
Financing Activities
Cash used in financing activities consisted of net cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation, that were minor amounts for the six months ended June 30, 2010 and 2009.
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash and cash equivalents is held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current resources are sufficient to meet our needs for at least the next twelve months. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. For example, we expect to enter into an agreement with a major U.S. commercial bank to establish an asset-based credit facility during the quarter ending September 30, 2010.
On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our Common Stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $44 million. Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of the business lines of NXP and Micronas.
Days Sales Outstanding
Trade accounts receivable days sales outstanding were 52 days as of June 30, 2010 and 15 days as of December 31, 2009.
Commitments
Lease and Purchase Commitments
The following summarizes our contractual obligations as of June 30, 2010:

		Payments Due by Period
	Less Than 1			More Than 5
	Year	1-3 Years	3-5 Years	Years	Total
	(Dollars in millions)
Contractual Obligations:
Operating Leases (1)	$5.6	$5.5	$3.1	$1.4	$15.6
Purchase Obligations (2)	12.3	—	—	—	12.3

Total	$17.9	$5.5	$3.1	$1.4	$27.9

(1)	At June 30, 2010, we lease office space and have entered into lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating leases as of June 30, 2010 and includes lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 and our corporate headquarters lease that commenced on April 1, 2010.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance.
NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $9.4 million as of June 30, 2010. Also, as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. The term of the agreement ends on the readiness of our enterprise resource planning system which is planned to be June 30, 2011. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods.

Contingencies
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. We intend to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if our desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in us having to stop the sale of some of our products or to increase the costs of selling some of its products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, which has been composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $1.7 million were made to us, by certain of the defendants, and recorded in other income (expense), net on our Condensed Consolidated Statement of Operations during the three months ended June 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Regulatory Actions
As previously disclosed, we were subject to a formal investigation by the Securities and Exchange Commission, or SEC, in connection with its investigation into our historical stock option granting practices and related issues. On July 16, 2010, we entered into a settlement with the SEC regarding this investigation. We agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. We consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by us. The final judgment did not require us to pay a civil penalty or other money damages. Although the Department of Justice, or DOJ, commenced an informal investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. We believe that the settlement with the SEC concluded the government’s investigations into our historical stock option practices.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us, valued at approximately $1.6 million, were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO. In June 2010, he filed a claim against us seeking compensation from us relating to the exercise of his fully vested stock options. As a result, as of June 30, 2010, we maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the six months ended June 30, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
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
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd. filed a complaint against NXP Semiconductors USA, Inc. and Trident, in Superior Court for the State of California, No. 1-10-CV-174333, alleging breach of contract and related tort claims relating generally to an alleged product development project undertaken by Trident’s predecessor, NXP, and its predecessor, Conexant Systems, Inc. Trident has not yet filed an answer and no date for trial has been set. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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
Off-Balance Sheet Arrangements
None
Recent Accounting Pronouncements
In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements. We do not expect the new guidance to significantly impact our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
As of June 30, 2010, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore, South Korea, the United Kingdom, Israel and India. The functional currency of all of these operations is the U.S. dollar. Approximately $62 million, or 64% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Since we acquired certain product lines from Micronas in May 2009 and NXP in February 2010, we have also incurred manufacturing and related expenses in Euros.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2010, we have $96.9 million in cash and cash equivalents, of which $45.3 million is cash and $51.6 million is money market funds invested in U.S. Treasuries. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Investment risk
Investment in Privately Held Companies and Funds
We are exposed to changes in the value of our investments in privately-held companies and funds, including privately-held start-up companies. Long-term equity investments in technology companies are primarily carried at cost. However, the carrying values of these long-term equity investments could be impaired due to the volatility of the industries in which these companies participate and other factors such as the continuing deterioration of macroeconomic conditions. We will continue to evaluate the financial status of these investments as well as monitor the status of the investments which are held by any underlying venture capital funds. The balance of our long-term equity investments in privately-held companies which is included in “Other assets” on the Condensed Consolidated Balance Sheet at June 30, 2010, was $1.6 million.
Concentrations of Credit Risk and Other Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.
A majority of our trade receivables is derived from sales to large multinational OEMs, or their electronic manufacturing service providers, who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, the date of the acquisition of the Micronas business lines, sales to most of our customers were typically made on a prepaid or letter of credit basis while sales to a few customers were made on open accounts. We perform ongoing credit evaluations of its newly acquired customers’ financial condition and generally require no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Prior to February 8, 2010, our products were manufactured primarily by two foundries, United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany. Effective with the closing of our acquisition of certain assets from NXP on February 8, 2010, we also have products manufactured by TSMC.
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
The internal control over financial reporting of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap (the “NXP Assets”) was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010 because it was acquired in a purchase business combination consummated during February 2010. Assets acquired in the NXP acquisition represent approximately 39% of total assets at June 30, 2010. Revenues of the business lines acquired from NXP represent approximately 72% and 66% of total revenue for the three and six months ended June 30, 2010, respectively.

Changes in Internal Controls
On February 8, 2010, we acquired the NXP Assets. The NXP Assets operated under its own set of systems and internal controls. We have not completed incorporating NXP’s processes into our systems and control environment as of June 30, 2010. In addition, we have not completed incorporating NXP’s processes relating to their enterprise resource planning system into our systems and control environment as of June 30, 2010. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. There were no other changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. We intend to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if our desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in us having to stop the sale of some of our products or to increase the costs of selling some of its products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
Shareholder Derivative Litigation
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, which has been composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims.
On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $1.7 million were made to us, by certain of the defendants, and recorded in other income (expense), net on our Condensed Consolidated Statement of Operations during the three months ended June 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

Regulatory Actions
As previously disclosed, we were subject to a formal investigation by the Securities and Exchange Commission (“SEC”) in connection with its investigation into our historical stock option granting practices and related issues. On July 16, 2010, we entered into a settlement with the SEC regarding this investigation. We agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. We consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by us. The final judgment did not require us to pay a civil penalty or other money damages. Although the Department of Justice (“DOJ”) commenced an informal investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. We believe that the settlement with the SEC concluded the government’s investigations into our historical stock option practices.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us, valued at approximately $1.6 million, were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO. In June 2010, he filed a claim against us seeking compensation from us relating to the exercise of his fully vested stock options. As a result, as of June 30, 2010, we maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the six months ended June 30, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
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
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd. filed a complaint against NXP Semiconductors USA, Inc. and Trident, in Superior Court for the State of California, No. 1-10-CV-174333, alleging breach of contract and related tort claims relating generally to an alleged product development project undertaken by Trident’s predecessor, NXP, and its predecessor, Conexant Systems, Inc. Trident has not yet filed an answer and no date for trial has been set. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP, or NXP Transaction, and on May 14, 2009, we completed the purchase of selected assets of the frame rate converter, demodulator and audio decoder product lines of Micronas, or Micronas Transaction. We continue to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration has required, and will continue to require significant efforts, including the coordination of future product development and sales and marketing efforts. These integration efforts continue to require resources and management’s time and efforts. The success of each of these acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the acquired product lines with our legacy operations. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business lines with our legacy operations and integrate our respective operations, technologies and personnel. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may be adversely affected. It is possible that the integration process could result in the loss of key employees and other senior management, result in the disruption of our business or adversely affect our ability to maintain relationships with customers, suppliers, distributors and other third parties, or to otherwise achieve the anticipated benefits of either acquisition.
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
In addition to the uncertainties created among personnel as a result of the acquisitions, many of our senior management are relatively new, and our senior management has been reorganized following the NXP Transaction, including the appointment of a former NXP executive to the position of President. We recently hired a new Chief Technology Officer, Vice President of Human Resources, and Senior Vice President of our Set-top Box Business Unit, and promoted another executive to serve as Senior Vice President of our TV

Business Unit. We have also reorganized our Board of Directors, and now have nine members of the Board of Directors, four of whom joined following completion of the NXP Transaction. Two of our former board members resigned as a result of the NXP Transaction. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
As a result of the NXP Transaction and the Micronas Transaction, we are a larger and more geographically diverse organization, and if we are unable to manage this larger organization efficiently, our operating results will suffer.
As a result of the acquisitions of assets from NXP and Micronas, we have a larger number of employees in widely dispersed operations in the United States, Europe, Asia Pacific, and other locations, which have increased the difficulty of managing our operations. Previously, we have not had a significant number of employees in Europe, particularly Germany and The Netherlands, and none in India. As a result, we now face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully this geographically more diverse and substantially larger organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.
Product supply and demand in the semiconductor industry is subject to cyclical variations.
The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand and production capacity and accelerated decline of average selling prices. The emergence of a number of negative economic factors, including heightened fears of a prolonged recession, could lead to such a downturn. We cannot predict whether we will achieve timely, cost- effective access to that capacity when needed, or what capacity patterns may emerge in the future. A downturn in the semiconductor industry could harm our sales and revenues if demand for our products drops, or cause our gross margins to suffer if average selling prices decline.
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
We do not own or operate fabrication facilities and do not manufacture our products internally. Prior to the NXP Transaction, we have relied principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Following the NXP Transaction, we have begun to manufacture some of our products in wafer form at a second independent foundry. Generally, we place orders by purchase order, and the foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. In fact, we have recently experienced wafer supply constraints and expect to face such constraints in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our margins will be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the three and six months ended June 30, 2010, approximately 38% and 39%, respectively, of our revenues were derived from sales to two major customers. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future.
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
Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2009 was uncertain, and that uncertainty continued through the three and six months ended quarter June 30, 2010, and is expected to continue into the year ending December 31, 2010. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results for additional quarters during the year ending December 31, 2010.
As a result of our investigation into our historical stock option granting practices and the restatement of our previously filed financial statements, we are subject to civil litigation claims that could have a material adverse effect on our business, customer relationships, results of operations and financial condition.
As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of fiscal year ended June 30, 2006 as well.
Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation as described in Part II, Item 1, “Legal Proceedings.” This litigation could impact our relationships with customers and our ability to generate revenues.
We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. A case also has been filed in State court, Limke v. Lin et al., No. 1:07-CV-080390. Plaintiffs in all cases allege that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. Our Board of Directors has appointed a Special Litigation Committee, or SLC, which has been composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions. In federal court, Trident moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims.
On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $1.7 million were made to us, by certain of the defendants, during the three months ended June 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
We are subject to the risks of additional lawsuits in connection with our historical stock option grant practices and related issues, the resulting restatements, and the remedial measures we have taken.
In addition to the possibilities that there may be additional shareholder lawsuits against us, we may be sued or taken to arbitration by former employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.
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
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, STMicroelectronics, and Zoran Corporation. Industry consolidation has been occurring recently as, in addition to our acquisition of certain assets from NXP and Micronas, some of our competitors have acquired or are considering acquiring other competitors or divisions of companies that provide them with the opportunity to compete against us. Many of our current competitors and many potential competitors have significantly greater technical, manufacturing, financial and marketing resources. Some of them may also have broader product lines and longer standing relationships with key customers and suppliers than we have, which makes competing more difficult. Therefore, we expect to devote significant resources to the digital TV and set-top box markets even though some of our competitors are substantially more experienced than we are in these markets.
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
In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our Company during the quarter ended December 31, 2008 and the quarter ended September 30, 2009, reducing our workforce and implementing other cost saving initiatives. We recorded restructuring charges of $0.8 million in the quarter ended December 31, 2008, amd $1.6 million in the quarter ended September 30, 2009. In connection with the NXP Transaction, we have begun to implement further restructurings or work force reductions that are taking place during calendar year 2010. We recorded for the three and six months ended June 30, 2010, $4.5 million and $12.9 million, respectively, of restructuring expenses related to severance and related employee benefits. The restructuring is expected to be completed by the end of the calendar year. Restructuring charges are recorded under “Restructuring charges” in our Condensed Consolidated Statement of Operations.
Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of $12.9 million for the six months ended June 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred.
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
We rely on a limited number of principal suppliers to manufacture our products in wafer form. The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design and technological requirements to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. We have already experienced an inability to meet the unconstrained demand of some of our customers for certain products due to shortages in wafer supply that occurred during 2010. This lack of a readily available second source could cause significant delays in shipping products, or even shortages, if we have to change our source of supply and manufacture quickly, which could damage our relationships with current and prospective customers and harm our sales and financial results.
Our success depends in part on our ability to protect our intellectual property rights, which may be difficult.
The digital media market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since patent applications with the United States Patent and Trademark Office may be kept confidential, our pending patent applications may attempt to protect proprietary technology claimed in a third-party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively. We have filed in the past, and may file in the future, lawsuits to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation or resulting counterclaims, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.
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
Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. For example, in March 2010, Intravisual Inc. filed complaints against us and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer on May 28, 2010, however, no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against any alleged infringement of intellectual property of others. Any such claims that may be filed against us in the future, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.
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
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. We are also subject to the interpretations of foreign regulatory bodies in connection with reviews conducted of our subsidiaries and their operations. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any current or future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial position, results of operation or cash flows.
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

Our international sales for the three and six months ended June 30, 2010, are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

Exhibit	Description
4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (13)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer. (13)

32.1	Section 1350 Certification of Chief Executive Officer. (13)

32.2	Section 1350 Certification of Chief Financial Officer. (13)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: August 6, 2010	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer. (13)

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer. (13)

32.1	Section 1350 Certification of Chief Executive Officer. (13)

32.2	Section 1350 Certification of Chief Financial Officer. (13)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Filed herewith.