Form 10-Q
period 2010-09-30
TRIDENT MICROSYSTEMS INC
filed 2010-11-08
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2010, the number of shares of the Registrant’s common stock outstanding was 176,865,131.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net revenues	$176,568	$31,093	$438,619	$52,857
Cost of revenues	128,398	20,592	343,738	37,273

Gross profit	48,170	10,501	94,881	15,584

Operating expenses:
Research and development	44,709	16,350	131,426	43,586
Selling, general and administrative	19,459	8,837	61,906	19,884
Goodwill impairment	—	—	7,851	1,432
In-process research and development	—	—	—	697
Restructuring charges	2,301	1,508	15,166	1,557

Total operating expenses	66,469	26,695	216,349	67,156

Loss from operations	(18,299)	(16,194)	(121,468)	(51,572)
Gain (loss) on investment	(94)	—	(303)	19
Interest income	183	81	681	657
Gain on acquisition	—	—	43,402	—
Other income (expense), net	2,445	(614)	2,797	(728)

Loss before provision for income taxes	(15,765)	(16,727)	(74,891)	(51,624)
Provision for income taxes	1,749	429	219	3,211

Net loss	(17,514)	$(17,156)	(75,110)	$(54,835)

Net loss per share — basic and diluted	$(0.10)	$(0.25)	$(0.47)	$(0.84)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except par values)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$102,711	$147,995
Accounts receivable, net	96,106	4,582
Accounts receivable from related parties	9,085	—
Inventories	26,998	14,536
Notes receivable from related party	20,884	—
Prepaid expenses and other current assets	25,457	13,962

Total current assets	281,241	181,075

Property and equipment, net	30,776	26,168
Goodwill	—	7,851
Intangible assets, net	94,330	5,635
Receivable from related party	2,500	—
Other assets	15,026	7,764

Total assets	$423,873	$228,493

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$12,494	$18,883
Accounts payable to related parties	28,364	2,401
Accrued expenses and other current liabilities	74,907	27,068
Income taxes payable	2,651	1,696

Total current liabilities	118,416	50,048
Long-term income taxes payable	23,495	22,262
Deferred income tax liabilities	94	94
Other long-term liabilities	6,024	—

Total liabilities	148,029	72,404

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500 shares authorized; .004 shares issued and outstanding at September 30, 2010	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 176,760 and 70,586 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	177	71
Additional paid-in capital	432,586	237,827
Accumulated deficit	(156,919)	(81,809)

Total stockholders’ equity	275,844	156,089

Total liabilities and stockholders’ equity	$423,873	$228,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(75,110)	$(54,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,763	7,306
Depreciation and amortization	20,239	8,500
Amortization of acquisition-related intangible assets	44,305	2,567
Impact of adjustment to preliminary purchase price	—	—
In-process research and development	—	697
Loss on disposal of property and equipment	4	126
Impairment of goodwill	7,851	1,432
Impairment of technology licenses and prepaid royalties	2,078	2,302
Severance paid by NXP	3,588	—
Impairment of prepaid royalty	—	—
Gain on acquisition	(43,402)	—
Impairment loss on short-term investments	—	—
Loss on sales of investments	303	7
Deferred income taxes	(2,001)	104
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(91,524)	(11,781)
Accounts receivable from related parties	(9,085)	(5,289)
Inventories	(920)	(6,963)
Notes receivable from related parties	11,281	—
Prepaid expenses and other assets	5,119	1,903
Accounts payable	(6,389)	7,299
Accounts payable to related parties	24,963	2,030
Accrued expenses and other liabilities	33,634	3,914
Income taxes payable	2,188	503

Net cash used in operating activities	(78,353)	(40,178)

Cash flows from investing activities:
Purchases of property and equipment	(4,979)	(1,351)
Proceeds from sale of investments	—	2
Acquisition of businesses, net of cash acquired	46,380	(2,671)
Proceeds from sale of property and equipment	37	120
Purchases of technology licenses	(8,436)	(7,328)

Net cash provided by (used in) investing activities	33,002	(11,228)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	67	167

Net cash provided by financing activities	67	167

Net decrease in cash and cash equivalents	(45,284)	(51,239)
Cash and cash equivalents at beginning of the period	147,995	212,194

Cash and cash equivalents at end of the period	$102,711	$160,955

Non-cash investing activities
Common stock, preferred shares, and warrants issued in connection with acquisitions of businesses	$188,610	$12,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements include the accounts of Trident Microsystems, Inc., or Trident, and its subsidiaries (collectively the “Company”) after elimination of all intercompany accounts and transactions. In the opinion of the Company, the Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the six months ended December 31, 2009 included in the Company’s transition report on Form 10-KT, for the transition period ended December 31, 2009, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending December 31, 2010.
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
Business Combinations
On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident Microsystems common stock issued which is traded in an active market and considered a level 1 input. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
On May 14, 2009, the Company completed its acquisition of selected assets of the frame rate converter, or FRC, demodulator, or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, the Company issued 7.0 million shares of its common stock and warrants to acquire up to 3.0 million additional shares of its common stock, with a combined fair value of approximately $12.1 million, and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with the acquisition, the Company established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Freiburg, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions.
Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below and are further discussed in detail in the audited consolidated financial statements and notes thereto in the Company’s Form 10-KT, for the six months ended December 31, 2009.
Revenue Recognition
The majority of the Company’s product revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) the title has transferred or collection of resulting receivables is reasonably assured. Products sold to certain distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed and determinable. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as reductions to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time. Provisions for doubtful accounts and sales returns allowance are primarily based on historical experience; however, if activity for a particular fiscal period exceed historical rates, additional provisions might be required to properly reflect our estimated exposures. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.
Reclassifications
Prior period amounts presented in these Condensed Consolidated Financial Statements include reclassifications to conform to the current period presentation.
Recent Accounting Pronouncements
In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. The adoption of this guidance did not significantly impact the Company’s condensed consolidated financial statements. This guidance was incorporated into the Company’s recognition of revenue.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents:
Cash	$62,915	$86,382
Money market funds invested in U.S. Treasuries	39,796	61,613

Total cash and cash equivalents	$102,711	$147,995

Accounts receivable:
Accounts receivable, gross	$97,004	$4,902
Allowances for sales returns and for doubtful accounts	(898)	(320)

Total accounts receivable	$96,106	$4,582

Inventories:
Work in process	$5,007	$12,539
Finished goods	21,991	1,997

Total inventories	$26,998	$14,536

Prepaid expenses and other current assets:
Prepaid licenses	$10,038	$6,605
VAT receivable	8,226	3,886
Prepaid and deferred taxes	1,342	—
Prepaid insurance	584	—
Other	5,267	3,471

Total prepaid expenses and other current assets:	$25,457	$13,962

Property and equipment, net:
Machinery and equipment	$28,711	$15,427
Building and leasehold improvements	20,875	19,522
Software	2,944	4,096
Furniture and fixtures	3,410	2,296

	55,940	41,341
Accumulated depreciation and amortization	(25,164)	(15,173)

Total property and equipment, net	$30,776	$26,168

Accrued expenses and other current liabilities:
Compensation and benefits	$19,007	$4,482
Price rebate	11,900	5,913
Deferred revenues less cost of revenues	9,153	329
Wafer and substrate fees	4,997	2,227
VAT payable	3,632	1,256
Royalties	2,820	939
Contingent liabilities	2,757	4,336
Professional fees	2,244	2,912
Restructure accrual	2,154	—
Warranty accrual	1,240	—
Other	15,003	4,674

Accrued expenses and other current liabilities	$74,907	$27,068

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balance activity for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2010	2009
Balance at beginning of period	$7,851	$—
Goodwill acquired	—	7,851
Impairment charge	(7,851)	—

Balance at end of period	$—	$7,851

The Company assesses potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed its annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010, were used to determine the estimated market value of the television systems operating segment.
Intangible assets
The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	September 30, 2010			December 31, 2009
	Gross	Accumulated		Gross	Accumulated	Net
	Carrying	Amortization	Net Carrying	Carrying	Amortization	Carrying
(In thousands)	Amount	and Impairment	Amount	Amount	and Impairment	Amount
Intangible assets:
Core & developed	$76,645	$(36,290)	$40,355	$28,645	$(23,260)	$5,385
Customer relationships	25,535	(9,474)	16,061	2,535	(2,359)	176
Backlog	15,166	(15,166)	—	166	(92)	74
Patents	13,000	(1,866)	11,134	—	—	—
In-process R&D	18,000	—	18,000	—	—	—
Service agreements	16,000	(7,220)	8,780	—	—	—

Total	$164,346	$(70,016)	$94,330	$31,346	$(25,711)	$5,635

The following table presents details of the amortization of intangible assets included in net revenues, cost of revenues, research and development and selling, general and administrative expense categories for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net revenues	$—	$37	$—	$55
Cost of revenues	11,612	937	38,799	2,040
Operating expenses:
Research and development	775	—	2,083	—
Selling, general and administrative	1,329	51	3,423	472

	$13,716	$1,025	$44,305	$2,567

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset:

(In thousands)	Estimated
Fiscal Year Ending	Amortization
2010 (remaining 3 months)	$10,917
2011	35,358
2012	23,754
2013	4,556
2014	1,745
Thereafter	—

Total	$76,330

As of September 30, 2010, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for a further description of the Company’s in-process research and development.
4. WARRANTY
The Company provides for estimated future costs of warranty obligations in accordance with applicable accounting guidance, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a guarantee. The Company warrants its products against material defects for a period of time, usually between 90 days and one year. The Company replaces defective products that are expected to be returned by its customers under its warranty program. Prior to the NXP acquisition, the Company experienced immaterial warranty charges, and therefore, did not provide a warranty accrual.
The following table presents the changes in the Company’s warranty accrual for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$481	$—	$—	$—
Warranty expense	759	—	1,240	249
Warranty claims paid	—	—	—	(249)

Balance at end of period	$1,240	$—	$1,240	$—

5. COMMITMENTS AND CONTINGENCIES
Commitments
NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines from NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP provides to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $4.2 million as of September 30, 2010. The Company

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
also entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to the Company for a limited period of time. The term of the agreement ends on the readiness of the Company’s enterprise resource planning system which is estimated to be June 30, 2011.
The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Also see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.
Contingencies
Intellectual Property Proceedings
In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against the Company as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. The Company intends to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
From time to time, the Company receives communications from third parties asserting patent or other rights allegedly covering its products and technologies. Based upon its evaluation, the Company may take no action or the Company may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable or that litigation can be avoided if the Company’s desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of the Company’s products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in the Company having to stop the sale of some of its products or to increase the costs of selling some of its products. Such lawsuits could also damage the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of the Company’s products, could have a material adverse affect on the Company. Even if the Company were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on the Company. The Company cannot assure that litigation related to its patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, the Company’s former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $2.5 million were made to the Company, by certain of the defendants, and recorded in other income (expense), net on the Company’s Condensed Consolidated Statement of Operations during the nine months ended September 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against the Company. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008.
The Company cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with the Company’s stock option granting practices. On September 1, 2010, Mr. Lin and the Company filed separate motions to dismiss the plaintiffs’ amended complaint. Separately, on October 7, 2010, plaintiffs filed a motion seeking sanctions against Mr. Lin based on a claim of spoliation of evidence. The hearing on these motions is currently set for December 3, 2010.
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
Regulatory Actions
As previously disclosed, the Company was subject to a formal investigation by the Securities and Exchange Commission, or “SEC,” in connection with its investigation into the Company’s historical stock option granting practices and related issues. On July 16, 2010, the Company entered into a settlement with the SEC regarding this investigation. The Company agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. The Company consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by the Company. The final judgment did not require the Company to pay a civil penalty or other money damages. . Pursuant to the same judgment, the Company received a payment of $817,509 from Mr. Lin, representing $650,772 in disgorged profits gained as a result of conduct alleged by the SEC in its civil complaint against him, together with prejudgment interest thereon of $166,737. Although the Department of Justice, or “DOJ,” commenced an informal investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009 and the Company believes that the DOJ has concluded its investigation without taking any action against the Company. The Company believes that the settlement with the SEC concluded the government’s investigations into its historical stock option practices.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
claim for reimbursement from the Company’s insurers of any potentially covered future indemnification payments. In certain circumstances, the Company also would have the right to seek to recover sums advanced to an indemnitee.
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against the Company and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. The Company and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. The Company has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that the Company is not a party to any contract with Exatel. The Court is scheduled to hear the demurrer on December 7, 2010. In the meantime, Exatel dismissed NXP without prejudice from the lawsuit and has agreed to arbitration after NXP sought to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts.
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
Under the Exchange Program, eligible employees were able to exchange certain outstanding options to purchase shares of the Company’s common stock having a per share exercise price equal to or greater than $4.69 for a lesser number of shares of restricted stock or restricted stock units. Eligible employees participating in the offer who were subject to U.S. income taxation received shares of restricted stock, while all other eligible employees participating in the offer received restricted stock units. Members of the Company’s Board of Directors and the Company’s executive officers and “named executive officers,” as identified in the Company’s definitive proxy statement filed on December 18, 2009, were not eligible to participate in the Exchange Program.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Incentive Plans
The Company grants nonstatutory and incentive stock options, restricted stock awards, restricted stock units and performance share awards to attract and retain officers, directors, and employees. For the nine months ended September 30, 2010, the Company granted awards under the 2010 Equity Incentive Plan, or 2010 Plan, which was approved by the Company’s stockholders on January 25, 2010. Options to purchase Trident’s common stock remain outstanding under the following incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan, the 1996 Nonstatutory Stock Option Plan, or 1996 Plan, the 2002 Stock Option Plan, or 2002 Plan, and the 2006 Equity Incentive Plan, or 2006 Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to Trident Technologies, Inc., or TTI, officers, employees and consultants under the TTI 2003 Employee Option Plan, or TTI Plan. The options granted under the TTI Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.
The 2010 Plan provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and cash-based and other stock based awards of up to 32,200,000 shares, subject to increase for unissued predecessor plan shares as set forth in the 2010 Plan.
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
Valuation of Employee Stock Options
The Company values its stock-based incentive awards granted using the Black-Scholes model, except for performance-based restricted stock awards with a market condition granted during the fiscal year ended June 30, 2008 and during the nine months ended September 30, 2010, for which the Company used a Monte Carlo simulation model to value the awards.
The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates for the three and nine months ended September 30, 2010 and 2009, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Incentive Plans	2010	2009	2010	2009
Expected term (in years)	5.03	4.74	4.78	4.27
Expected volatility	71.28%	68.00%	69.02%	67.98%
Risk-free interest rate	1.25%	2.69%	2.25%	2.06%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$1.00	$0.95	$1.03	$0.82
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. The

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock-Based Compensation Expense
The following table summarizes Trident’s stock-based award activities for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Cost of revenues	$82	$3	$272	$297
Research and development	845	719	2,627	3,769
Selling, general and administrative	938	521	1,864	3,240

Total stock-based compensation expense	$1,865	$1,243	$4,763	$7,306

The Company has not capitalized any stock-based compensation expense in inventory for the three and nine months ended September 30, 2010 and 2009 as such amounts were immaterial.
During the three and nine months ended September 30, 2010, total stock-based compensation expense recognized in income before taxes was $1.9 million and $4.8 million, respectively, with no related recognized tax benefit. Total stock-based compensation expense recognized in income before taxes for the nine months ended September 30, 2010, includes a $1.6 million reduction in a contingent liability that was recorded as a reduction in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. This contingent liability related to the investigation by the Company’s Special Litigation Committee and is further described in the “Contingent Liabilities” section below. During the three and nine months ended September 30, 2009, total stock-based compensation expense recognized in income before taxes was $1.2 million and $7.3 million, respectively, with no related recognized tax benefit.
Stock Option Awards
The following table summarizes the Company’s stock option and restricted stock activities for the nine months ended September 30, 2010:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Options Outstanding
				Weighted
				Average
				Remaining
	Shares		Weighted	Contractual
	Available for	Number of	Average	Term (in	Aggregate
(In thousands, except per share data and contractual term)	Grant	Shares	Exercise Price	years)	Intrinsic Value
Balance at December 31, 2009	1,682	6,690	$7.48
Newly authorized (2010 Plan)	42,300
Plan shares expired	(4,123)
Granted	(794)	794	$1.79
Exercised	—	(67)	$1.01
Cancelled, forfeited or expired	2,089	(2,089)	$13.55
Restricted stock granted (1)	(4,916)	—
Restricted stock cancelled, forfeited or expired (1)	599	—

Balance at September 30, 2010	36,838	5,328	$4.18	6.78	$555

Vested and expected to vest at September 30, 2010		5,013	$4.26	6.70	$553

Exercisable at September 30, 2010		2,818	$5.19	5.26	$511

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2010 Plan at a 1 to 1.20 ratio and at a 1 to 1.38 ratio for restricted stock deducted and canceled or expired under other previous Plans.
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $1.71 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of September 30, 2010 was $2.7 million, which is expected to be recognized over the weighted average service period of 2.25 years.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the activity for Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the nine months ended September 30, 2010:

	Restricted Stock Awards and
		Weighted
		Average
	Number of	Grant Date
(In thousands, except per share data)	Shares	Fair Value
Restricted stock balance at December 31 2009	2,028	$4.44
Granted	4,096	$1.75
Vested	(1,033)	$1.48
Forfeited	(458)	$2.50

Restricted stock balance at September 30, 2010	4,633	$2.91

Both RSAs and RSUs typically vest over a three or four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA of 110,000 performance-based shares with vesting subject to achievement of specific market conditions granted under the 2006 Plan. This RSA was issued to the Company’s Chief Executive Officer on October 23, 2007 as part of her initial new hire award. The award will vest in four equal tranches, with the vesting of each tranche requiring that Trident’s common stock price target, established by the Compensation Committee, be achieved on or after one of the first four anniversaries of her employment start date. The CEO needs to be employed with the Company as of each anniversary date in order for vesting to occur. The table above also includes performance-based RSU awards of 67,000 shares and 35,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s Chief Executive Officer and Senior Vice President of Engineering, respectively. The RSUs vest subject to achievement of specific Company earnings during the year ending December 31, 2011. The units vest only if the performance goal has been met in full. The RSU award granted to the Vice President of Engineering was cancelled during January 2010 and an insignificant amount of expense was recognized for the nine month period ended September 30, 2010.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table above also includes awards of 650,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the nine months ended September 30, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013.
The fair value of the performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.83%. The weighted-average grant-date fair value of the performance share awards was $1.11. During the three and nine months ended September 30, 2010, stock-based compensation expense of $0.1 million and $0.3 million was recorded, respectively for these performance share awards based on service conditions having been met. As of September 30, 2010, none of these performance share awards had vested.
The Company recognized expense for RSAs and RSUs, including performance share awards granted under the 2010 Plan, for the three and nine months ended September 30, 2010, of $1.5 million and $4.2 million, respectively. A total of $8.8 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.24 years.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Because Trident’s stock price was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. On March 26, 2010, the claims by these two former non-employee directors against the Company, valued at approximately $1.6 million in the aggregate, were waived as part of a comprehensive settlement with the Company. Currently, the SLC investigation is still in progress only with respect to the Company’s former CEO. In June 2010, he filed a claim against the Company seeking compensation from the Company relating to the exercise of his fully vested stock options. As a result, as of September 30, 2010, the Company maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
7. INCOME TAXES
The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the nine months ended September 30, 2010. The Company included in its unrecognized tax benefit of $44.8 million at September 30, 2010, $23.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that our unrecognized tax benefits could decrease by a range between zero and $2.9 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
A provision for income taxes of $1.7 million and $0.2 million was recorded for the three and nine months ended September 30, 2010, respectively. A provision for income taxes of $0.4 million and $3.2 million was recorded for the three and nine months ended September 30, 2009, respectively. The effective income tax rate for the three months ended September 30, 2010 decreased by 8.5 percentage points compared to the three months ended September 30, 2009. The effective income tax rate for the nine months ended September 30, 2010 increased by 5.9 percentage points, compared to the nine months ended September 30, 2009. The changes in our effective tax rate were primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, the release of tax reserves in a foreign jurisdiction associated with the measurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided, and a lapse of a statute of limitation in the jurisdiction relevant to our business operations, as compared to tax expense incurred on a loss in the three and nine months ended September 30, 2009.
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
The Internal Revenue Service has initiated an examination of the Company’s U.S. corporate income tax returns for fiscal years ended June 30, 2008 and June 30, 2009. At this time, it is not possible to estimate the potential impact that the examination may have on income tax expense. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. BASIC AND DILUTED NET LOSS PER SHARE
The Company computes net loss per share in accordance with U.S. generally accepted accounting principles. Basic net loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method.
The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net loss: basic and diluted	$(17,514)	$(17,156)	$(75,110)	$(54,835)

Denominator:
Total shares: basic and diluted	174,553	69,237	159,624	65,143

Net loss per share: basic and diluted	$(0.10)	$(0.25)	$(0.47)	$(0.84)

For the three and nine months ended September 30, 2010 and 2009, common stock warrants and employee stock options to purchase the following numbers of shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shares excluded from the computation of diluted net income per share	7.1	5.9	6.6	6.5
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
(Unaudited)
Determination of fair value
Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets, measured at fair value, as of September 30, 2010:

	Fair Value Measurement at Reporting Date
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Israel, severance plan assets invested in insurance policies and mutual funds (1)	$2,829	$—	$2,829	$—
Money market funds invested in U.S. Treasuries (2)	39,796	39,796	—	—

Total	$42,625	$39,796	$2,829	$—

The Company’s insurance policies and mutual funds, that are used to fund the pension liability for our Israeli employees, are classified within Level 2, and are used as the market inputs to value these investments, and are observable, for example market yields, but the assets are not actively traded.
The following table presents the Company’s financial assets, measured at fair value, as of December 31, 2009:

	Fair Value Measurement at Reporting Date
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market funds invested in U.S. Treasuries (2)	$61,613	$61,613	$—	$—

Total	$61,613	$61,613	$—	$—

(1)	Included in other assets on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
10. RESTRUCTURING
During the first quarter of 2010, the Company began procedures to streamline its operations. As a result of this decision, the Company recorded for the three and nine months ended September 30, 2010, $2.3 million and $15.2 million, respectively, of restructuring expenses related to severance, related employee benefits and closure of certain facilities. Included in restructuring expenses for the three and nine months ended September 30, 2010 is $1.7 million and $6.5 million, respectively, of costs related to the closure of the Company’s Munich office. Current restructuring plans are expected to be substantially completed by the end of the calendar year; however, some restructuring activity is likely to extend into 2011. Restructuring charges are recorded under “Restructuring charges” in the Company’s Condensed Consolidated Statement of Operations.
Prior to the close of the Company’s acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of $15.2 million for the nine months ended September 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the acquisition, effectively reducing the purchase consideration transferred. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
The following table presents the changes in the Company’s restructuring accrual for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Restructuring liabilities, beginning of period	$1,105	$—	$—	$—
Severance and related charges	2,301	1,508	15,166	1,557
Net cash payments	(1,252)	(1,469)	(13,012)	(1,518)

Restructuring liabilities, end of period	$2,154	$39	$2,154	$39

11. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
The Company operates in one reportable segment called digital media solutions. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television, set-top boxes, and liquid crystal display, or LCD, television. The Company has determined its operating segments based on current applicable accounting literature. The Company has two operating segments, television systems and set-top boxes, aggregated as one reportable segment, because the integrated circuits designed, developed and marketed by the Company have similar economic characteristics and because the Company uses one reportable segment to allocate resources and assess performance.
Geographic Information
Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Revenues:
South Korea	$55.2	$13.6	$155.2	$18.9
Europe	45.7	8.6	110.3	12.3
Asia Pacific	35.2	5.3	86.9	10.3
Japan	22.8	3.3	56.2	10.6
Americas	17.7	0.3	30.0	0.7

Total revenues	$176.6	$31.1	$438.6	$52.9

Major Customers
The following table shows the percentage of the Company’s revenues during the three and nine months ended September 30, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Samsung Electronics, Co., Ltd.	19.3%	27.0%	22.9%	30.8%
Philips Consumer Electronics International B.V.	14.7%	11.0%	13.6%	10.3%
LG Eletronics Inc.	*	15.0%	*	15.0%

*	Less than 10% of net revenues
As of September 30, 2010, the Company had a high concentration of accounts receivable with Samsung Electronics, Co., Ltd., representing 23% of net accounts receivable.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. BUSINESS COMBINATIONS
Acquisition of the television systems and set-top box business lines from NXP B.V.
On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010, of $1.81 per share, was used to value Trident Microsystems common stock issued which is traded in an active market and considered a level 1 input. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.”
The acquisition was accounted for using the purchase method of accounting, and the Company was deemed to be the acquirer in accordance with applicable accounting guidance. The determination that Trident was the accounting acquirer was based on a review of all pertinent facts and circumstances. The following key factors of the acquisition transaction were considered by the Company to conclude that Trident was the acquirer:
     The composition of the governing body of the combined entity — Major decisions require the approval of at least two-thirds of the members of Trident’s Board of Directors. Five of the nine members of the Board of Directors following the closing of the acquisition are legacy Trident directors.
     The composition of senior management of the combined entity — The senior management of the Company following the acquisition is primarily composed of members of the Company’s pre-acquisition senior management.
     The relative voting rights in the combined entity after the business combination — NXP’s voting rights are limited, such that if all outstanding shares of Common Stock of Trident not held by NXP (i.e., 40% of the Common Stock) vote all 40% in favor of a stockholder proposal, then NXP is limited to voting 30% of the outstanding shares against the proposal, and the remaining 30% of the Common Stock of Trident held by NXP must be voted either (a) in accordance with the non-NXP stockholders, in this case for such proposal, or (b) in accordance with the recommendation of the Board of Directors as approved by a majority of the non-NXP members of the Trident Board of Directors.
     The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest — NXP may vote 30% of the outstanding shares freely, with the remaining 30% of shares owned by NXP restricted to voting either (a) in accordance with the recommendation of the Board of Directors as approved by a majority of the non-NXP directors, or (b) in the same proportion as the votes cast by all other stockholders.
     The terms of the exchange of equity interests — The acquisition represented the purchase of a relatively small portion of the total NXP business.
Based upon the analysis of all relevant facts and circumstances, most notably the factors described above, the Company determined that the preponderance of such factors indicated that Trident was the acquiring entity.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is the consideration transferred by the Company representing the total purchase price:

		(In thousands)
	Shares	Amount
Issuance of Trident common shares to NXP	104,204,000	$188,610
Issuance of Trident preferred shares to NXP	4	—
Purchase of Trident common shares by NXP		(30,000)
Net cash payment by NXP		(14,235)
Contingent returnable consideration (a)		(3,588)

Acquisition date fair value of total consideration transferred		$140,787

The final purchase price of $140.8 million was allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Amount
Assets acquired:
Cash	$2,145
Prepaid expenses and other current assets	14,375
Inventory notes receivable (b)	39,900
Fixed assets (c)	10,487
Non-current assets	4,500
Service agreements (d)	16,000
Acquired intangible assets (e)	117,000
Deferred tax asset (f)	796

Liabilities assumed:
Accrued liabilities	(16,199)
Non-current liabilities	(4,815)

Fair market value of the net assets acquired	184,189
Gain on acquisition (g)	(43,402)

Total purchase price	$140,787

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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)	Prior to the close of the Acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the Acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the Acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the Acquisition close date. The entire severance cost was paid by NXP after the close of the Acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.

(b)	As of the effective date of the asset acquisition, the Company acquired two inventory notes receivable (the “Note” or “Notes”). The first Note is for $19.6 million and allowed the Company to purchase finished goods inventory on March 22, 2010.

The second Note is for $20.3 million and allows the Company to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in June 2011. For additional details related to notes receivable, see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

(c)	Fixed assets (property and equipment) were measured at fair value and could include assets that are not intended to be used in their highest and best use. The Company’s fixed assets were reduced by $1.4 million, resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010.

(d)	Service agreements were measured at fair value and these acquired assets are amortized over the remaining life of the agreement or up to 33 months from the closing date of the transaction. These service agreements include manufacturing and distributor agreements and other services from NXP. The other services include payroll processing, benefits administration, accounting, information technology and real estate administration.

(e)	Identifiable intangible assets were measured at fair value and could include assets that are not intended to be used in their highest and best use. Developed technology consisted of products which have reached technological feasibility. The value of the developed technology was determined by using the discounted income approach.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing NXP customers. The fair value of the customer relationships was determined by using the discounted income approach.

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

	$117,000

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In-process research and development, or IPR&D, consisted of the in-process set-top box projects awaiting completion development at the time of the acquisition. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. Acquired IPR&D assets were initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Efforts necessary to complete the in-process research and development include additional design, testing and feasibility analyses. As of September 30, 2010, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired.

The values assigned to IPR&D were based upon discounted cash flows related to the future products’ projected income stream. The discount rate of 33.9% used in the present value calculations were derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of acquisition.
The following table summarizes the significant assumptions at the acquisition date underlying the valuations of IPR&D for the NXP acquisition completed on February 8, 2010:

		February 8, 2010
		Estimated	Expected
(In thousands)		Cost to	Commencement
Set-Top Box Development Projects	Fair Value	Complete	Date of Significant Cash Flows
Apollo/Shiner	$8,856	$1,400	November 2010
Kronos	7,731	1,800	February 2012
Other	1,413	2,700	February 2013

Total	$18,000	$5,900

(f)	The Company’s deferred tax assets were reduced by $3.7 million, resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010.

(g)	The preliminary purchase price allocation, associated with the acquisition of the television systems and set-top box business lines from NXP, assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the gain on acquisition was reduced by $5.1 million and the Company’s deferred tax assets and fixed assets were reduced by $3.7 million and $1.4 million, respectively, resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010.

The Company used the income approach methodology to determine fair value of the assets. The key factor that led to the recognition of a gain on acquisition was a decline of $54.2 million in the fair value of Trident’s common stock purchase consideration between the date that the definitive agreement was signed on October 4, 2009 (based on a closing price of $2.33 per share) and the acquisition date of February 8, 2010 (based on a closing price of $1.81 per share), as determined in accordance with applicable accounting guidance.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock, with a fair value of approximately $12.1 million and incurred approximately $5.2 million of acquisition-related costs and liabilities, for a total purchase price of approximately $17.3 million.
Due to the acquisition from Micronas on May 14, 2009, the Company entered into the following agreements with Micronas:
     • Service Level Agreement: Under this agreement, Micronas agreed to provide to the Company specified transition services and support, including intellectual property transitional services for a limited period of time. The transition services include certain manufacturing design, maintenance and support services, sales of inventory and newly-manufactured products and certain finance and administration, IT, infrastructure, warehousing and similar services.
     • Distributor Agreement: Under this agreement, Micronas served as the exclusive supplier and OEM to the Company on the FRC, DRX, and Audio Decoder product lines from May 15, 2009 to June 15, 2009.
     • Cross License Agreement: Under this agreement, Micronas granted to the Company a royalty-free, perpetual, irrevocable, fully assignable and transferable worldwide license, including the right to sublicense, to patents that are relevant to the acquired business. Ownership of these patents remains with Micronas following completion of the acquisition. The license is exclusive for the first three years, subject to certain exceptions, and is non-exclusive thereafter. The Company has granted to Micronas a royalty-free, perpetual, irrevocable, non-exclusive, fully assignable and transferable worldwide license, including the right to sublicense, to patents exclusively relevant to the FRC line of frame rate converters, the DRX line of demodulators and all of the audio processing product lines acquired in the acquisition. During the first three years, the license granted by the Company to Micronas is limited to use for products that are not a DRX, Audio or FRC Product. Following this three year period, Micronas may use the licensed rights on any product.
     • Stockholder Agreement: This agreement sets forth specified registration rights associated with the shares, including demand and piggyback registration rights, restrictions on transfer of the Shares and provides Micronas certain pre-emptive rights to acquire additional shares of its Common Stock. Under the Stockholders Agreement, Micronas has agreed to vote the Shares in support of acquisition proposals approved by the disinterested members of its Board of Directors, and together with the recommendation of the disinterested members of the Board of Director other stockholder proposals, and Micronas ability to engage in certain solicitations and activities encouraging support for or against proposals inconsistent with its voting agreements is restricted.
Micronas also agreed to sublease 17,000 square feet of the office spaces located in Munich, Germany to the Company. The Company used the office spaces for general and administration, research and engineering services. The Munich office was closed during the three months ended September 30, 2010 and the Company incurred a restructuring charge of $1.1 million representing the remaining lease payment obligation.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pro forma net revenues	$176,568	$166,942	$486,038	$417,722
Pro forma net loss	$(17,514)	$(42,993)	$(73,034)	$(214,632)
Pro forma net loss per share — Basic	$(0.10)	$(0.25)	$(0.46)	$(1.23)

Shares used in computing pro forma net loss per share — Basic	174,553	173,441	159,624	174,171

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded net revenues of approximately $131.0 million and $302.7 million and net operating income (losses) of approximately $15.4 million and $(15.9) million, from the acquisitions for the three and nine months ended September 30, 2010.
13. RELATED PARTY TRANSACTIONS
NXP
In connection with the NXP acquisition, the Company acquired two inventory notes receivable. The first Note bears interest at an annual interest rate of 2.75%, and the second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company settled the first Note, totaling $19.0 million, during the three months ended June 30, 2010, of which $11.6 million was settled in finished goods inventory, and $7.4 million was settled in cash. The Company received the cash during the quarter ended September 30, 2010. The Company expects the second Note to be settled by June 30, 2011.
Total purchases from NXP for the three and nine months ended September 30, 2010 were $134.6 million and $245.2 million, respectively. Total purchases for the three and nine months ended September 30, 2010 include approximately $5.3 million and $20.3 million of transition services, respectively, and approximately $129.3 million and $224.9 million of primarily product purchases, respectively. As of September 30, 2010, the outstanding accounts payable to NXP was $24.9 million, the outstanding accounts receivable from NXP was $8.8 million and the outstanding long-term receivable from NXP was $2.5 million. At September 30, 2010, the Company had a note receivable from NXP of $20.9 million associated with inventory purchases from NXP, of which the entire balance was a current asset, on the Company’s Condensed Consolidated Balance Sheet. During the period from February 8, 2010 to March 22, 2010, the Company and NXP had a commissionaire’s agreement whereby NXP acted on the Company’s behalf for product sales. Total revenue during this period was $52.0 million, all of which was paid by September 30, 2010. The accounts receivable from NXP of $8.8 million at September 30, 2010, was not related to the sales of product.
In connection with the Acquisition, the Company and NXP entered into the following agreements, each effective as of February 8, 2010:
     • Intellectual Property Transfer and License Agreement: Under this agreement, between TMFE and NXP, NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE, or Dutch Newco, certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology.
     • Stockholder Agreement: This agreement, between the Company and NXP, sets forth the designation of nominees to the Trident Board, providing certain restrictions on the right of NXP to freely vote its shares of Trident common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Trident common stock, subject to certain exceptions, including transfers to affiliates. In addition, under this agreement, NXP has agreed to standstill restrictions for nine years, including restrictions on the future acquisition of Trident securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of Trident. The NXP Stockholder Agreement also sets forth certain major decisions that may only be taken by the Trident Board upon a supermajority vote of two-thirds of the directors present. The NXP Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to the Shares, and grants certain preemptive rights to NXP with respect to future issuances of Trident common stock.
     • Transition Services Agreement: Under this agreement, NXP agrees to provide to Trident for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranges from three to 18 months, provided that the services for IT and ITC could continue into the fourth quarter of 2011.
     • Manufacturing Services Agreement: Under this agreement, contract manufacturing services are to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for products acquired by Trident. The term of the agreement ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented during June 2011.
     • Contract Services Agreement: Under this agreement, certain employees of NXP are to provide contract services to Trident for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Trident personnel. Depending on the service provided, the term ranges from 2 to 12 months.
The total remaining payment obligation for services through the end of the terms of these agreements was approximately $4.2 million as of September 30, 2010.
Micronas
Total purchases from Micronas for the three and nine months ended September 30, 2010, were $7.2 million and $24.6 million, respectively. As of September 30, 2010, the outstanding accounts payable to Micronas was $3.5 million. Total purchases from Micronas for the six months ended December 31, 2009, were $16.2 million. As of December 31, 2009, the outstanding accounts payable to Micronas was $2.4 million, and the outstanding accounts receivable from Micronas was $0.3 million.
See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements, which provides a summary of the related party agreements entered into with Micronas due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009.
14. EMPLOYEE BENEFIT PLANS
The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. The Company’s severance investment plan liability is calculated based on the salary of employees multiplied by years of service, and the resulting balance is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. A corresponding asset is included in prepaid and other current assets, on the Company’s Condensed Consolidated Balance Sheets. The severance investment plan underfunded balance was $0.2 million as of September 30, 2010.
15. DEFERRED REVENUES AND COST OF REVENUES
We recognize revenues for our largest distributors at the point these distributors ship to end customers (sell-through basis), representing approximately 87% of shipments made to distributors for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, distribution revenue recognized on a sell-through basis was 26% and 23% of total revenues, respectively.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents deferred revenues, cost of revenues and gross profit as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Deferred revenues	$18,697	$709
Deferred cost of revenues	9,544	380

Deferred gross profit	$9,153	$329

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.
Various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially, for the three and nine months ended September 30, 2010.
Our MD&A is organized as follows:
•	Overview. Discussion of our business.

•	Recent Acquisitions. Discussion of our recent acquisition of the NXP product lines and the Micronas product lines.

•	Outlook and Challenges. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
Recent Acquisitions
On February 8, 2010, we and our wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident common stock issued which is traded in an active market and considered a level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.”
The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
On May 14, 2009, we completed our acquisition of selected assets of the frame rate converter, or FRC, demodulator, or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, we issued 7.0 million shares of our common stock and warrants to acquire up to 3.0 million additional shares of our common stock, with a combined fair value of approximately $12.1 million, and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with the acquisition, we established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Freiburg, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.
Outlook and Challenges
Our results of operations were as follows:

(In thousands)	Q3 2010	Q2 2010	Q3 2009
Net revenue	$176,568	$171,648	$31,093
Gross margin	$48,170	$32,926	$10,501
Operating loss	$(18,299)	$(51,359)	$(16,194)
Net loss	$(17,514)	$(48,817)	$(17,156)
The scale of our business has expanded significantly as a result of the acquisition of the NXP TV and Set Top Box product lines in February 2010 and the Micronas Frame Rate Converter, Demodulator, and Audio Decoder product lines in May 2009. This is reflected in prior-year comparisons of most operating metrics for the three and nine month periods ended September 30, 2010.
Revenues for the third quarter ended September 30, 2010 increased to $176.6 million, which compares with $171.7 million in the second quarter ended June 30, 2010 and $31.1 million in the quarter ended September 30, 2009. Third quarter revenues increased over the prior sequential quarter as a result of increased sales of our products for set top box and TV. Third quarter revenues increased over the comparable period one year ago primarily as a result of revenue contributions from the acquired NXP products. In addition, in 2010 we have generated incremental sales of our TV solution to our largest customer as a result of a design win awarded in late 2009.
Net loss for the third quarter was $17.5 million, or $0.10 per share. This compares with a net loss of $48.8 million, or $0.28 per share, in the prior sequential quarter and a net loss of $17.2 million, or $0.25 per share, in the quarter ended September 30, 2009. The reduced loss compared with the prior sequential quarter is primarily the result of improved gross margins related to a better mix of products, reduced amortization of intangible assets, and significantly lower operating expenses, particularly costs related to transitional support services from NXP.
In our fourth quarter ended December 31, 2010, we expect our revenues to decline 20 to 25 percent from the levels achieved in the third quarter ended September 30, 2010. The decline is primarily attributable to typical seasonal weakness in the calendar fourth quarter for our TV business, as well as softness related to high inventories throughout the TV channel and share losses with our largest customer as a result of supply constraints earlier in 2010. We expect the decline in TV to be partially offset by modest increases in our set top box revenues related to the ramp of certain customer programs. We expect to be cash flow neutral in the fourth quarter as the decline in revenues is offset by further spending reductions from our acquisition-related restructuring activities. Further, based on a preliminary view of 2011 demand and design wins, we currently expect the TV industry softness to continue into the seasonally weak first quarter, while we expect our full year 2011 revenues to be similar to 2010 and operations to be cash flow positive for the year.

We ended the third quarter of 2010 with cash and cash equivalents of $102.7 million, consisting of cash and money market funds invested in U.S. treasuries. Our cash and cash equivalents increased from the second quarter by $6.7 million.
Critical Accounting Policies
References included in this Quarterly Report on Form 10-Q to “accounting guidance” means U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements and related disclosures in conformity with GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s critical accounting policies are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our critical accounting policies and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by estimates, assumptions, and judgments, and are used in used in the preparation of the Company’s condensed consolidated financial statements, could differ from actual results and have a material financial impact on the Company’s reported financial condition and results of operations. The Company’s critical accounting policies include revenue recognition, long-lived assets, inventories and income taxes. Below is a summary of the Company’s critical accounting policies. A further discussion of these critical accounting policies can also be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Transition Report on Form 10-KT for the six months ended December 31, 2009.
Revenue Recognition
The majority of our product revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) the title has transferred and collection of resulting receivables is reasonably assured. Products sold to certain distributors are subject to specific rights of return, and revenue recognition is deferred until the distributor sells the product to a third-party because the selling price is not fixed and determinable. Consideration given to customers, when offered, is primarily in the form of discounts and rebates and is accounted for as reductions to revenues in the same period the related sale is made. The amount of these reductions is based on historical rebate claims, specific criteria included in rebate agreements, and other factors known at the time. Provisions for doubtful accounts and sales returns allowance are primarily based on historical experience; however, if activity for a particular fiscal period exceed historical rates, additional provisions might be required to properly reflect our estimated exposures. Should market or economic conditions deteriorate, our actual return experience could exceed our estimate.
Impairment and Useful Lives of Long-Lived Assets
We reviewed our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discount expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.
Inventories
Inventories are computed using the lower of cost or market, which approximates actual cost. We write down our inventory value for excess and for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

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
Recent Accounting Standards
For a description of the recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 1: “Basis of Presentation” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Results of Operations
Financial Data for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009
Net revenues, gross profit, research and development expenses, and selling, general and administrative expenses all increased substantially in the three and nine months ended September 30, 2010, as compared to the same three and nine month periods in the prior year, as a result of the NXP acquisition.
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
From time to time, our key customers may cancel purchase orders with us, we may lose market share at a customer to a competitor, or we may win new business at key customers, thereby causing our net revenues to fluctuate significantly. Our products are manufactured primarily by two foundries, Taiwan Semiconductor Manufacturing Corp., or TSMC, and United Microelectronics Corporation, or UMC. We also use certain other manufacturing capabilities that currently are provided by Micronas and NXP.
Digital media solutions revenues represented all of our revenues for the three and nine months ended September 30, 2010 and 2009. Net revenues are revenues less reductions for rebates and allowances for sales returns.
As a result of the acquisition of the television systems and set-top box business lines from NXP, net revenues increased in all regions for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. In addition, our low-end design win at Samsung contributed to revenue growth in Korea for the both the three- and nine-month periods.

Net revenues comparison by percentage of total net revenues

	Three Months Ended				Nine Months Ended
(In millions)	September 30,				September 30,
			Dollar	Percent			Dollar	Percent
Revenues by region (1)	2010	2009	Variance	Variance	2010	2009	Variance	Variance
South Korea	$55.2	$13.6	$41.6	306%	$155.2	$18.9	$136.2	720%
Europe	45.7	8.6	37.2	433%	110.3	12.3	98.1	800%
Asia Pacific (2)	35.2	5.3	29.9	567%	86.9	10.3	76.6	742%
Japan	22.8	3.3	19.5	584%	56.2	10.6	45.6	429%
Americas	17.7	0.3	17.4	5529%	30.0	0.7	29.2	4102%

Total net revenues	$176.6	$31.1	$145.5	468%	$438.6	$52.9	$385.7	730%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.
The following table shows the percentage of our revenues during the three and nine months ended September 30, 2010 and 2009 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those periods:

	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Samsung Electronics, Co., Ltd.	19.3%	27.0%	22.9%	30.8%
Philips Consumer Electronics International B.V.	14.7%	11.0%	13.6%	10.3%
LG Eletronics Inc.	*	15.0%	*	15.0%

*	Less than 10% of net revenues
Net revenues for the three month ended September 30, 2010 was $176.6 million or 3% higher than the prior quarter. TV products, compared to the prior quarter, were up slightly to $129.5 million or 73% of total revenues. For TV, discrete products grew 15% in the quarter and offset a decline in SOC products, which was primarily the result of supply constraints. Set Top Box revenues grew in the quarter by 9% to $47.1 million. Overall by category, TV discrete products represented 43% of our sales, followed by TV SOC’s at 30%, and STB products at 27%.
Our commitments to and from customers are typically of very limited duration and customer actions can be unpredictable, making impracticable reliable evaluations of trends likely to have a material adverse effect on our financial condition or results of operations.
Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Gross profit	$48,170	$10,501	$37,669	358.7%	$94,881	$15,584	$79,297	508.8%
Percentage of net revenues	27.3%	33.8%			21.6%	29.5%
Gross profit dollars increased significantly in the three and nine months ended September 30, 2010, compared with the three and nine months ended September 30, 2009, primarily due to the sale of the acquired NXP products. Gross profit margin percentage decreased for both the three and nine month periods primarily as a result of the amortization of intangible assets acquired from NXP.

For the three months ended September 30, 2010, our gross profit increased 8.1% compared to the prior quarter, primarily due to changes in the product mix that included a higher percentage of TV discrete products than SOC’s, and lower amortization of acquisition-related intangible assets.
Gross profit dollars were impacted by intangible asset amortization expense of $13.7 million or 8% of net revenues and $44.3 million or 10% of net revenues for the three and nine months ended September 30, 2010, respectively. Gross profit dollars were also impacted by transition service costs consisting principally of personnel and facilities provided by NXP. The transition service expense was $0.7 million and $2.4 million for the three and nine months ended September 30, 2010, respectively.
The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Additions to inventory reserves	$64	$63	$640	$1,380
Accrual for ordered product with no demand	682	—	1,384	650
Lower of cost or market adjustment	—	—	135	—
Sales of previously reserved product	(825)	(415)	(1,571)	(4,989)

Net (increase) decrease in gross profit	$(79)	$(352)	$588	$(2,959)

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
Research and Development

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Research and development	$44,709	$16,350	$28,359	173.4%	$131,426	$43,586	$87,840	201.5%
Percentage of net revenues	25.3%	52.6%			30.0%	82.5%
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
Research and development expenses increased for the three and nine months ended September 30, 2010, compared to the same periods last year, primarily due to significant increases in headcount resulting from the February 8, 2010, acquisition from NXP of the television systems and set-top box business lines. As a result of these activities, we incurred $16.0 million and $47.7 million of additional headcount related costs for the three and nine months ended September 30, 2010, respectively, that was not incurred in the comparable periods last year. Also as a result of these activities, during the three and nine months ended September 30, 2010, we incurred $2.7 million and $8.4 million of additional depreciation and amortization expense, respectively, not incurred in the same periods last year. Research and development expenses also included $3.0 million and $16.1 million of additional transition service costs during the three and nine months ended September 30, 2010, respectively that were not incurred during the same periods last year. These transition service costs consisted principally of personnel and facilities provided by NXP. Research and development expenses also included $1.8 million and $2.9 million of additional mask tooling costs for the three and nine months ended September 30, 2010, respectively, that were not incurred during the same periods last year.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Selling, general and administrative	$19,459	$8,837	$10,622	120.2%	$61,906	$19,884	$42,022	211.3%
Percentage of net revenues	11.0%	28.4%			14.1%	37.6%
Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2010, compared to the same periods last year, primarily due to significant increases in headcount from the February 8, 2010 acquisition of the television systems and set-top box business lines, as well as subsequent restructuring, attrition, and hiring activity. As a result of these activities, we incurred $7.3 million and $17.6 million, respectively, of additional headcount related costs for the three and nine months ended September 30, 2010, respectively, that were not incurred in the comparable periods last year. We also incurred $0.6 million and $4.0 million, respectively, of additional professional fees related costs during the three and nine months ended September 30, 2010, not incurred during the same periods last year. During the three and nine months ended September 30, 2010, we also incurred $0.6 million and $3.8 million, respectively, of transition service costs that were not incurred during the same periods last year. Transition service costs consisted principally of personnel and facilities provided by NXP.
Goodwill Impairment

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Goodwill Impairment	$—	$—	$—	N/A	$7,851	$1,432	$6,419	448.3%
Percentage of net revenues	.0%	.0%			1.8%	2.7%
We assess potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We performed the annual goodwill impairment analysis and recorded an impairment charge of $7.9 million for the nine months ended September 30, 2010, due to the excess of the carrying value over the estimated market value for the television systems operating segment. During the nine months ended September 30, 2009, an impairment test was conducted due to a redeployment of engineering resources conducted at our subsidiary TMBJ, to focus on other development projects. As a result, we wrote off the entire goodwill balance of TMBJ, and recorded an impairment charge of $1.4 million for the nine months ended September 30, 2009.
In Process Research and Development
In process research and development

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
In process research and development	$—	$—	$—	N/A	$—	$697	$(697)	(100.0)%
Percentage of net revenues	.0%	.0%			.0%	1.3%
No in-process research and development expense was incurred during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2009, in-process research and development expense was incurred in connection with the acquisition of certain product lines of Micronas related to masks and tools determined to have no alternative future use.
Restructuring Charges

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Restructuring charges	$2,301	$1,508	$793	52.6%	$15,166	$1,557	$13,609	874.1%
Percentage of net revenues	1.3%	4.8%			3.5%	2.9%

During the first quarter of 2010, we began procedures to streamline our operations. As a result of this decision, we recorded for the three and nine months ended September 30, 2010, $2.3 million and $15.2 million, respectively, of restructuring expenses related to severance, related employee benefits and closure of certain facilities. Included in restructuring expenses for the three and nine months ended September 30, 2010 is $1.7 million and $6.5 million, respectively, of costs related to the closure of our Munich office.
Current restructuring plans are expected to be completed by the end of the calendar year; however, they may extend into 2011. Restructuring charges are recorded under “Restructuring charges” in our Condensed Consolidated Statement of Operations.
Prior to the close of our acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition.
Therefore, a severance cost of $3.6 million was recognized by us as an expense on the acquisition date and is included in the total restructuring charge of $15.2 million for the nine months ended September 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 12, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
Interest Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Interest income	$183	$81	$102	125.9%	$681	$657	$24	3.7%
Percentage of net revenues	0.1%	0.3%			0.2%	1.2%
We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and money market funds investing in U.S. Treasuries. The increase in interest income for the three months ended September 30, 2010, compared to the same period last year, was primarily due to interest earned on notes receivable from related parties during 2010. The increase in interest income for the nine months ended September 30, 2010, compared to the same period last year, was primarily due to an increase in our average cash balance for 2010.
Gain on Acquisition

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Gain on acquisition	$—	$—	$—	0%	$43,402	$—	$43,402	100%
Percentage of net revenues	.0%	.0%			9.9%	.0%
The preliminary purchase price allocation, associated with the acquisition of the television systems and set-top box business lines from NXP, assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the gain on acquisition was reduced by $5.1 million and the Company’s deferred tax assets and fixed assets, were reduced by $3.7 million and $1.4 million, respectively, resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which is less than the fair value of the underlying net tangible and identifiable intangible assets acquired.
The Company used the income approach methodology to determine fair value of the assets. The key factor that led to the recognition of a gain on acquisition was a decline of $54.2 million in the fair value of Trident’s common stock purchase consideration between the date that the definitive agreement was signed on October 4, 2009 (based on a closing price of $2.33 per share) and the acquisition date of February 8, 2010 (based on a closing price of $1.81 per share), as determined in accordance with applicable accounting guidance.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Other income (expense), net	$2,445	$(614)	$3,059	(498.2)%	$2,797	$(728)	$3,525	(484.2)%
Percentage of net revenues	1.4%	(2.0)%			0.6%	(1.4)%
Other income (expense), net for the three months ended September 30, 2010, includes a benefit for litigation settlements of approximately $0.8 million received and a currency translation amount of $1.4 million. Other income (expense), net for the nine months ended September 30, 2010, includes additional litigation settlements of approximately $2.5 million. See Note 5, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent			Dollar	Percent
(Dollars in thousands)	2010	2009	Dollar Variance	Variance	2010	2009	Variance	Variance
Provision for income taxes	1,749	429	1,320	307.7%	219	3,211	(2,992)	(93.1)%
Effective income tax rate	(11.1)%	(2.6)%			(0.3)%	(6.2)%
We accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the nine months ended September 30, 2010. We included in our unrecognized tax benefit of $44.8 million at September 30, 2010, $23.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate. It is reasonably possible that our unrecognized tax benefits could decrease by a range between zero and $2.9 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
A provision for income taxes of $1.7 million and $0.2 million was recorded for the three and nine months ended September 30, 2010, respectively. A provision for income taxes of $0.4 million and $3.2 million was recorded for the three and nine months ended September 30, 2009, respectively. The effective income tax rate for the three months ended September 30, 2010 decreased by 8.5 percentage points compared to the three months ended September 30, 2009. The effective income tax rate for the nine months ended September 30, 2010 increased by 5.9 percentage points, compared to the nine months ended September 30, 2009. The changes in our effective tax rate were primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided, and a lapse of a statute of limitation in the jurisdiction relevant to our business operations, as compared to tax expense incurred on a loss in the three and nine months ended September 30, 2009.
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
The Internal Revenue Service has initiated an examination of our U.S. corporate income tax returns for the fiscal years ended June 30, 2008 and June 30, 2009. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. Although the timing of the resolution or closure on these audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months.

Liquidity and Capital Resources
Cash and cash equivalents at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$102,711	$147,995

Total	$102,711	$147,995

At September 30, 2010, approximately $30.4 million or 30% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $72.3 million, or 70% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.
Our primary cash inflows and outflows for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$(78,353)	$(40,178)
Investing activities	33,002	(11,228)
Financing activities	67	167

Net decrease in cash and cash equivalents	$(45,284)	$(51,239)

Operating Activities
Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the nine months ended September 30, 2010, cash used in operating activities was $78.4 million compared to $40.2 million used in operating activities for the nine months ended September 30, 2009. The significant increase in cash usage was primarily due to working capital requirements resulting from the significant revenue increases and corresponding increases in receivables, inventory and payables. The larger working capital requirements are the result of the acquisition of the television systems and set-top box business lines from NXP in February 2010, and the acquisition of Micronas in May 2009, each of which contributed to higher revenue levels in the first nine months of 2010 as compared to the same period in the prior year. Additionally, the net loss increased to $75.1 million in the nine months ended September 30, 2010, as compared to $54.8 million in the nine months ended September 30, 2009.
Investing Activities
For the nine months ended September 30, 2010, cash provided by investing activities was $33.0 million, compared to cash used in investing activities of $11.2 million in the nine months ended September 30, 2009. Cash provided in the first nine months of 2010 was primarily attributable to the acquisition of the product lines from NXP, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment.
On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP in exchange for the contribution of selected assets and liabilities of the business lines from NXP and cash proceeds in the amount of $44 million.
In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident Microsystems common stock issued which is traded in an active market and considered a level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.”

A portion of the total consideration transferred below included non-cash investing identified as “non-cash” as follows:

		(In thousands)
	Shares	Amount
Issuance of Trident common shares to NXP (non-cash)	104,204,000	$188,610
Issuance of Trident preferred shares to NXP (non-cash)	4	—
Purchase of Trident common shares by NXP		(30,000)
Net cash payment by NXP		(14,235)
Contingent returnable consideration (g)		(3,588)

Acquisition date fair value of total consideration transferred		$140,787

Financing Activities
Cash provided by financing activities consisted of net cash proceeds from the issuance of common stock to employees upon exercise of stock options, and was $0.07 million compared to $0.2 million for the nine months ended September 30, 2009.
Liquidity
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. The majority of our cash and cash equivalents are held outside the United States, and, therefore, might be subjected to uncertainties in foreign countries. We believe our current resources are sufficient to meet our needs for at least the next twelve months.
On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our common stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $44.0 million. Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of the business lines of NXP and Micronas.
Commitments
Lease and Purchase Commitments
The following summarizes our contractual obligations as of September 30, 2010:

	Payments Due by Period
				More Than 5
	Less Than 1 Year	1-3 Years	3-5 Years	Years	Total
	(Dollars in millions)
Contractual Obligations:
Operating Leases (1)	$5.6	$7.8	$4.4	$1.7	$19.5
Purchase Obligations (2)	28.9	1.0	—	—	29.9

Total	$34.5	$8.8	$4.4	$1.7	$49.4

(1)	At September 30, 2010, we lease office space and have entered into lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating leases as of September 30, 2010 and includes lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 and our corporate headquarters lease that commenced on April 1, 2010.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance. Included in engineering software license and maintenance is a commitment to one vendor of $2.0 million payable through June 30, 2011.

NXP Acquisition Related Commitments
On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $4.2 million as of September 30, 2010.
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
From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if our desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in us having to stop the sale of some of our products or to increase the costs of selling some of its products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. There can be no assurance that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
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
In federal court, Trident moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $2.5 million were made to us, by certain of the defendants, and recorded in other income (expense), net on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. On September 1, 2010, Mr. Lin and Trident filed separate motions to dismiss the plaintiffs’ amended complaint. Separately, on October 7, 2010, plaintiffs filed a motion seeking sanctions against Mr. Lin based on a claim of spoliation of evidence. The hearing on these motions is currently set for December 3, 2010. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
Pursuant to the same judgment, we received a payment of $817,509 from Mr. Lin, representing $650,772 in disgorged profits gained as a result of conduct alleged by the SEC in its civil complaint against him, together with prejudgment interest thereon of $166,737. Although the Department of Justice, or DOJ, commenced an informal investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. We believe that the settlement with the SEC concluded the government’s investigations into our historical stock option practices.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us, valued at approximately $1.6 million, were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO. In June 2010, he filed a claim against us seeking compensation from us relating to the exercise of his fully vested stock options. As a result, as of September 30, 2010, we maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the nine months ended September 30, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
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
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. Trident has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that Trident is not a party to any contract with Exatel. The Court is scheduled to hear the demurrer on December 7, 2010. In the meantime, Exatel dismissed NXP without prejudice from the lawsuit and has agreed to arbitration after NXP sought to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
Our money market funds invested in U.S. Treasuries have not generated material interest income, and to date, fluctuations in interest rates have not had a material impact on our results of operations.
Foreign currency exchange rate risk
As of September 30, 2010, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore, South Korea, the United Kingdom, Israel and India. The functional currency of all of these operations is the U.S. dollar. Approximately $72.3 million, or 70% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, a majority of which is denominated in U.S. dollars.
Our investments in several of our wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. As the financial statements of these subsidiaries are translated at each quarter end during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. Our international revenues continue to be denominated primarily in U.S. dollars; however, an increasing portion of our revenues are denominated in foreign currencies, such as Euros. Since we acquired certain product lines from Micronas in May 2009 and NXP in February 2010, we have also incurred manufacturing and related expenses in Euros. As of the date of this report, we do not hedge our non-U.S. dollar denominated asset and liability positions.
Fluctuations in foreign currency exchange rates are reflected in net income as a component of other income or expense. Our results of operations and financial condition would be significantly impacted by either a 10% increase or decrease in foreign currency exchange rates.
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
We perform ongoing credit evaluations of newly acquired customers’ financial condition and generally require no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Prior to February 8, 2010, our products were manufactured primarily by two foundries, United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany. Effective with the closing of our acquisition of certain assets from NXP on February 8, 2010, we also have products manufactured by TSMC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, at the level of reasonable assurance, as of the end of such period, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.The internal control over financial reporting of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap (the “NXP Assets”) was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010 because it was acquired in a purchase business combination consummated during February 2010. Assets acquired in the NXP acquisition represent approximately 47% of our total assets at September 30, 2010. Revenues of the business lines acquired from NXP represent approximately 74% and 69% of our total revenues for the three and nine months ended September 30, 2010, respectively.
Changes in Internal Controls
On February 8, 2010, we acquired the NXP Assets. The NXP Assets operated under its own set of systems and internal controls. We have not completed incorporating NXP’s processes into our systems and control environment as of September 30, 2010. In addition, we have not completed incorporating NXP’s processes relating to their enterprise resource planning system into our systems and control environment as of September 30, 2010. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. There were no other changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if our desire is to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of its business as presently conducted, which could result in us having to stop the sale of some of our products or to increase the costs of selling some of its products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. There can be no assurance that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.
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
In federal court, Trident moved to stay the case pending the assessment by the SLC that was formed to consider nominal plaintiffs’ claims. On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $2.5 million were made to us, by certain of the defendants, and recorded in other income (expense), net on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action. No particular amount of damage has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. In addition, on July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. On September 1, 2010, Mr. Lin and Trident filed separate motions to dismiss the plaintiffs’ amended complaint. Separately, on October 7, 2010, plaintiffs filed a motion seeking sanctions against Mr. Lin based on a claim of spoliation of evidence. The hearing on these motions is currently set for December 3, 2010. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Regulatory Actions
As previously disclosed, we were subject to a formal investigation by the Securities and Exchange Commission (“SEC”) in connection with its investigation into our historical stock option granting practices and related issues. On July 16, 2010, we entered into a settlement with the SEC regarding this investigation. We agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. We consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by us. The final judgment did not require us to pay a civil penalty or other money damages. Pursuant to the same judgment, we received a payment of $817,509 from Mr. Lin, representing $650,772 in disgorged profits gained as a result of conduct alleged by the SEC in its civil complaint against him, together with prejudgment interest thereon of $166,737. Although the Department of Justice (“DOJ”) commenced an informal investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. We believe that the settlement with the SEC concluded the government’s investigations into our historical stock option practices.
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
On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us, valued at approximately $1.6 million, were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO. In June 2010, he filed a claim against us seeking compensation from us relating to the exercise of his fully vested stock options. As a result, as of September 30, 2010, we maintained a contingent liability totaling $2.8 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the nine months ended September 30, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
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
Commercial Litigation
In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. Trident has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that Trident is not a party to any contract with Exatel. The Court is scheduled to hear the demurrer on December 7, 2010. In the meantime, Exatel dismissed NXP without prejudice from the lawsuit and has agreed to arbitration after NXP sought to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Specifically, risks in integrating the operations of the business lines acquired from NXP and Micronas into our operations in order to realize the anticipated benefits of each acquisition include, among other things:
•	failure to effectively coordinate sales and marketing efforts to communicate our product capabilities and product roadmap of our combined business lines;

•	failure to compete effectively against companies already serving the broader market opportunities that are now expected to be available to us and our expanded product offerings;

•	failure to successfully integrate and harmonize financial systems required to support our larger operations, including the development and implementation of a global enterprise resource planning system designed to integrate legacy systems from Trident and NXP.

•	retention of customers and strategic partners of products that we have acquired with each acquisition;

•	retention of key Trident employees and integration of key employees acquired from NXP or Micronas;

•	coordination of research and development activities to enhance the introduction of new products and technologies utilizing technology acquired from NXP or Micronas, especially in light of rapidly evolving markets for those products and technologies;

•	effective coordination of the diversion of management’s attention from business matters to integration issues;

•	effective combination of the business lines acquired from NXP and Micronas into our legacy product offerings, including the acquired technology and intellectual property rights effectively and quickly;

•	the transition to a common information technology environment at all facilities acquired in each acquisition;

•	combination of our business culture with the business culture previously operated by NXP or Micronas;

•	effective anticipation of the market needs and achievement of market acceptance of our products and services utilizing the technology acquired in each acquisition;

•	compliance with local laws as we take steps to integrate and rationalize operations in diverse geographic locations; and

•	difficulties in creating uniform standards, controls (including internal control over financial reporting), procedures, policies and information systems.

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
We depend on a small number of large customers for a significant portion of our sales. The loss of a significant design win, loss of a key customer or a significant reduction in or cancellation of sales to a key customer could significantly reduce our revenues and negatively impact our results of operations.
We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the three and nine months ended September 30, 2010, approximately 39.2% and 42.1%, respectively, of our revenues were derived from sales to three major customers. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. A significant portion of our revenue in any period may also depend on a single product design win with a particular customer. As a result, the loss of any such key design win or any significant delay in the ramp of volume productions of the customer’s products into which our product is designed could materially and adversely affect our financial condition and results of operations.
We may be unable to replace lost revenues by sales to any new customers or increased sales to existing customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:
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
Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing and engineering teams, many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China, Taiwan and Europe. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate. During 2010, we have experienced, and may continue to experience, difficulty in hiring and retaining qualified engineering personnel in Shanghai, China, Taiwan and Austin, Texas. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
Our reliance upon a very small number of foundries for the manufacture, assembly and testing of our integrated circuits could make it difficult to maintain product flow and negatively affect our customer relationships, revenues and operating margins.
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
We do not own or operate fabrication facilities and do not manufacture our products internally. Prior to the NXP Transaction, we relied principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Following the NXP Transaction, we have begun to manufacture some of our products in wafer form at a second independent foundry. Generally, we place orders by purchase order, and the foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. In fact, during calendar 2010 we experienced wafer supply constraints and expect to face such constraints in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. As a result of these conditions, our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our product revenues, cost of product revenues and results of operations would be adversely affected, and we may not have alternative sources of supply to manufacture such components.
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
We believe the digital media market will remain competitive, and will require us to incur substantial research and development, technical support, sales and other expenditures to stay competitive in this market. In the digital media market, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, Novatek, STMicroelectronics, and Zoran Corporation. Industry consolidation has been occurring recently as, in addition to our acquisition of certain assets from NXP and Micronas, some of our competitors have acquired or are considering acquiring other competitors or divisions of companies that provide them with the opportunity to compete against us.
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
Our success depends upon the digital media market and we must continue to develop new products and to enhance our existing products, including transitioning to smaller geometry process technologies.
The digital media industry is characterized by rapidly changing technology, frequent new product introductions, and changes in customer requirements. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. The long-term success in the digital media business will depend on the introduction successive generations of products in time to meet the design cycles as well as the specifications of original equipment manufacturers of televisions. The digital media industry is characterized by an increasing level of integration and incorporation of greater numbers of features on a single chip, using smaller geometry process technologies, in order to permit enhanced systems at the same or lower cost.
Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales could decrease. Even if we are able to develop and commercially introduce these new products, the new products may not achieve the widespread market acceptance necessary to provide an adequate return on our investment.
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
Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages, which could adversely impact our operating results.
Prior to the NXP Transaction, the majority of our sales through distributors were made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, these distributors take certain inventory positions and resell to their respective OEM customers, who build display devices and other products based on specifications provided by branded suppliers. We have a more traditional distributor relationship with our remaining distributors, one that involves the distributor taking inventory positions and reselling to multiple customers. In our significant distributor relationships, we have recognized revenue when the distributors sell the product through to their end user customers. These distributor relationships have reduced our ability to forecast sales and increased risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors and customers may cancel or defer orders at any time, but we must order wafer inventory from our foundries several months in advance. This requires us to manage a more complex supply chain as well as monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could lead to significant charges for obsolete inventory or cause us to forego significant revenue opportunities, lose market share and damage customer relationships, any of which could adversely impact our operating results.
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
We have incurred a number of non-recurring costs associated with the NXP Transaction and the Micronas Transaction, and expect to continue to incur costs of integrating the operations of the acquired business lines with our existing business. The substantial majority of non-recurring expenses resulting from these two transactions has been and is expected to continue to be comprised of costs related to each transaction, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. Additional unanticipated costs may be incurred as we continue integrating the acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. If the benefits of each transaction do not exceed the costs such transaction, our financial results may be adversely affected.

The impact of changes in global economic conditions on our current and potential customers may adversely affect our revenues and results of operations.
Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal year 2009 was uncertain, and that uncertainty continued through the three and nine months ended September 30, 2010, and is expected to continue into the 2011 calendar year. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results during calendar 2011.
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
We recorded restructuring charges of $0.8 million in the quarter ended December 31, 2008, and $1.6 million in the quarter ended September 30, 2009. In connection with the NXP Transaction, we have begun to implement further restructurings or work force reductions that are taking place during calendar year 2010. We recorded for the three and nine months ended September 30, 2010, $2.3 million and $15.2 million, respectively, of restructuring expenses related to severance and related employee benefits. The restructuring is expected to be completed by the end of the calendar year. Restructuring charges are recorded under “Restructuring charges” in our Condensed Consolidated Statement of Operations.
Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of $15.2 million for the nine months ended September 30, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred.
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
On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. In connection with the approved settlements, payments of approximately $2.5 million were made to us, by certain of the defendants, during the nine months ended September 30, 2010. The state court derivative action was dismissed following the approval of the settlement in the federal action.
No particular amount of damages has been alleged in the federal action, and by the nature of the lawsuit no damages will be alleged against us. On July 1, 2010, the derivative plaintiffs filed an amended complaint in the federal action stating claims against Mr. Lin relating to his actions in connection with our stock option granting practices. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. We cannot predict whether the federal action against Mr. Lin and his counterclaims are likely to result in any material recovery by or expense to Trident. On September 1, 2010, Mr. Lin and Trident filed separate motions to dismiss the plaintiffs’ amended complaint. Separately, on October 7, 2010, plaintiffs filed a motion seeking sanctions against Mr. Lin based on a claim of spoliation of evidence. The hearing on these motions is currently set for December 3, 2010. We expect to continue to incur legal fees in responding to this lawsuit, including expenses for the reimbursement of certain legal fees of at least our former CEO under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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
We are required under generally accepted accounting principles in the United States of America to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our Condensed Consolidated Financial Statements during the period in which any impairment of our intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions are based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. For example, for the nine months ended September 30, 2010, we recorded a $0.9 million impairment charge in cost of revenues. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
The demand for our products depends to a significant degree on the demand for the end products of customers of the acquired business lines into which they are incorporated.
The vast majority of our revenues are derived from sales to manufacturers in the consumer electronics industry. Demand from these customers fluctuates significantly by year and by quarter, driven by consumer preferences, the development of new technologies and brand performance. Downturns in this industry can cause abrupt fluctuations in product demand, production over-capacity and accelerated average selling price declines. The success of our products depends on the success of the end customers for these products in the market place. The current global downturn makes it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Our customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times, any of which could have a material adverse effect on our business, financial condition or results of operations.
We have had fluctuations in quarterly results in the past and may continue to experience such fluctuations in the future.
Our quarterly revenue and operating results have varied in the past and may fluctuate in the future due to a number of factors including:
•	our ability to obtain the anticipated benefits of each of the NXP Transaction and the Micronas Transaction;

•	our ability to develop, introduce, ship and support new products and product enhancements, especially our newer SoC products, and to manage product transitions;

•	new product introductions by our competitors;

•	delayed new product introductions;

•	uncertain demand in the digital media markets in which we have limited experience;

•	our ability to achieve required product cost reductions;

•	the mix of products sold and the mix of distribution channels through which they are sold;

•	fluctuations in demand for our products, including seasonality;

•	unexpected product returns or the cancellation or rescheduling of significant orders;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	unfavorable responses to new products;

•	adverse economic conditions, particularly in the United States and Asia; and

•	unexpected costs associated with our investigation of our historical stock option grant practices and related issues, and any related litigation or regulatory actions.
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
Our industry is very competitive and is characterized by frequent litigation alleging infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties have asserted and are likely in the future to assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. Historically we have been involved in such disputes. For example, in March 2010, Intravisual Inc. filed complaints against us and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against us as well as the recovery of monetary damages and attorneys’ fees. We filed an answer on May 28, 2010, however, no date for trial has been set. The pending proceeding involves complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. In addition, we have and may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Litigation or other disputes or negotiations arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether with or without merit, has been and may in the future be, time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against any alleged infringement of intellectual property of others. Any such claims that may be filed against us in the future, if resolved adversely to us, could cause us to stop sales of our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely and reasonable basis, our business could be harmed.
Certain intellectual property used in the television systems and set-top box business lines acquired from NXP was transferred or licensed to NXP from Philips and may not be sufficient to protect the position of the acquired business lines in the industry.
Some of the intellectual property that we acquired from NXP was originally acquired by NXP in connection with its separation from Koninklijke Philips Electronics N.V., or Philips. In connection with the separation of NXP from Philips, Philips transferred a set of patent families to NXP, subject to certain limitations. These limitations give Philips the right to sublicense to third parties in certain circumstances. The strength and value of this intellectual property may be diluted if Philips licenses or otherwise transfers such intellectual property or such rights to third parties, especially if such third parties compete with the acquired business lines.
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
Our international sales for the three and nine months ended September 30, 2010, are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

Exhibit	Description
4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (13)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer. (13)

32.1	Section 1350 Certification of Chief Executive Officer. (13)

32.2	Section 1350 Certification of Chief Financial Officer. (13)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: November 5, 2010	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer. (13)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer. (13)

32.1	Section 1350 Certification of Chief Executive Officer. (13)

32.2	Section 1350 Certification of Chief Financial Officer. (13)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto..

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Filed herewith.