Form 10-K
period 2010-12-31
TRIDENT MICROSYSTEMS INC
filed 2011-03-07
CIK 859475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year Ended December 31, 2010
OR
☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20784

TRIDENT MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0156584
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1170 Kifer Road, Sunnyvale, California (Address of principal executive offices)	94086-5303 (Zip Code)

(408) 962-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of registrant’s Common Stock held by non-affiliates of registrant was approximately $101,252,215 (based on the closing sale price of the registrant’s common stock on that date). Shares of registrant’s common stock held by the registrant’s executive officers and directors and by each entity that owns 5% or more of registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2011, the number of shares of the Registrant’s common stock outstanding was 178,192,826.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders — Part III of this Form 10-K.

TRIDENT MICROSYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Trident Microsystems, Inc. (“we,” “our,” “Trident” or “the Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to factors including those listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, statements concerning industry or market segment outlook; market acceptance of or transition to new products; revenues, earnings growth, other financial results and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Change in Fiscal Year End

As previously announced, in 2009, we changed our fiscal year end to December 31 from June 30. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

Overview

Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident,” “we,” “our” and “us”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. We design, develop and market integrated circuits, or ICs, and related software for processing, displaying and transmitting high quality audio, graphics and images in home consumer electronics applications such as digital TVs (DTV), PC and analog TVs, and set-top boxes. Our product line includes system-on-a-chip, or SoC, semiconductors that provide completely integrated solutions for processing and optimizing video, audio and computer graphic signals to produce high-quality and realistic images and sound. Our products also include frame rate converter, or FRC, demodulator or DRX and audio decoder products, interface devices and media processors. Trident’s customers include many of the world’s leading original equipment manufacturers, or OEMs, of consumer electronics, computer display and set-top box products. Our goal is to become a leading provider for the “connected home,” with innovative semiconductor solutions that make it possible for consumers to access their entertainment and content (music, pictures, internet, data) anywhere and at anytime throughout the home.

Trident was incorporated in California in 1987 and reincorporated in Delaware in 1992. Our principal executive offices are located at 1170 Kifer Road, Sunnyvale, California 94086-5303, and our telephone number at that location is (408)962-5000. Our internet address is www.tridentmicro.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

We operate in one reportable segment: digital media solutions. During the year ended December 31, 2010, six months ended December 31, 2009, and years ended June 30, 2009 and 2008, the digital media solutions segment accounted for all of our revenues, which totaled $557.2 million, $63.0 million, $75.8 million and $257.9 million, respectively.

Business Combinations

On May 14, 2009, we completed our acquisition of selected assets of the frame rate converter, or FRC, demodulator, or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, we issued 7.0 million shares of our common stock and warrants to acquire up to 3.0 million additional shares of our common stock, with a combined fair value of approximately $12.1 million, and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with this acquisition, we established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Freiburg, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.

On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of the Company’s total outstanding shares of common stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value our common stock. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock, or the Preferred Shares. The purchase price and fair value of the consideration transferred by us was $140.8 million. In connection with this acquisition, we acquired or established additional subsidiaries in Asia, India and Europe and established a branch office in France of an existing European entity. For details of the acquisition, see Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

Industry Environment and Our Business Strategy

Digital Television:

A digital television, or DTV, receives digital content and processes it to display a picture which has far greater resolution and sharper, more clearly defined images than a television based on older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or (HDTV), sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 and extending to 21:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan.

We have been investing in the DTV market for several years. During that time, the DTV market has continued to grow. We believe that this industry remains in a growth phase. The DTV market has continued to be driven by television picture quality, realism and connectivity in the home although growth in any period or in any particular market segments may be affected by numerous factors, including economic conditions. We believe that consumers not only want a more visually realistic television picture display, but also the ability to integrate their DTV, Internet and entertainment systems into one connected device that works seamlessly throughout the home.

To date, we continue to invest in developing strong relationships with top tier OEMs in the TV area such as Samsung, LG, Sony, Sharp, Philips, Vizio and others. The TV original design manufacturers, or ODM, business has become an integrated, important part of the TV OEM business because many TV OEMs use ODMs in Taiwan and China. Accordingly, we believe that it is important to have strong relationships among customers as design and development resources. We have also been investing in integrating key technologies and intellectual property, or IP, into a single system on a chip, or SoC. We believe that the combination of critical DTV technologies and IP, our unique know-how in enhancing digital image quality, and our production experience with top-tier TV manufacturers provides a strategic advantage for Trident in the DTV market.

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

Our acquisition of the FRC, DRX and audio decoder product lines from Micronas not only provided us with discrete products and an additional revenue stream, but it also gave us critical intellectual property necessary to further improve Trident’s SoC and discrete product offerings. The acquisition also allowed us to improve the quality of our legacy audio intellectual property, as well as providing new audio products. The DRX product line acquired from Micronas includes DVB-T, ATSC and DTMB. Together with our regionalized software stacks, these products enable customers to implement a worldwide TV solution with a short development cycle.

Our acquisition of the televisions systems and set-top box business lines from NXP has also provided us with an additional revenue stream and critical intellectual property necessary to further improve Trident’s product offerings. See Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

Set-top Box:

The capability to receive and process DTV signals can be contained in a set-top box, which then drives a television that is capable of displaying digital content. Digital content is broadcasted via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world.

Today’s set-top box market is characterized by advanced video services that drive new capabilities such as 3DTV, 3D graphics user interfaces, personalized multi-screen services, rich navigation and improved multimedia and Internet TV experiences. Service providers are competing to deliver these solutions at the highest quality level, the lowest cost and with the highest security protection in order to win new and retain existing subscribers for pay-TV services today. At the same time, this market is also experiencing a rapid transition towards a connected home where semiconductor solutions are making it possible for consumers to access their entertainment and content anywhere and at any time throughout the home.

Through our acquisition of NXP’s television and set-top box lines, we are actively participating in this market. Our set-top box products include SoCs and discrete components for worldwide satellite, terrestrial, cable and IPTV networks. We have in our line of set-top box products, a fully integrated 45nm set-top box SoC platform, providing an optimized system that reduces the manufacturer bill-of-materials costs and power consumption, enabling an improved home entertainment experience. Complete reference designs that help manufacturers reduce cost and speed time-to-market are available, and can be bundled with a range of operating systems, middleware, drivers and development tools.

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

Markets and Applications

In the year ended December 31, 2010, six months ended December 31, 2009 and years ended June 30, 2009 and 2008, we principally focused our efforts on continuing development of leading edge video, audio and demodulator processing capabilities, which are marketed as discrete components, and the design, development and marketing of our SoC products, which integrate our IP as well as licensed IP from other providers. Our digital media solutions products accounted for all of our total revenues for the year ended December 31, 2010, six months ended December 31, 2009 and for the years ended June 30, 2009 and 2008. We plan to continue developing our next generation SoC and discrete products for the worldwide DTV and set-top box markets.

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

The high level of functional integration and video quality of our TV SoCs and FRCs enables our customers to have flexibility and cost advantages in their advanced TV designs. Our video processor converts both standard and high-definition analog TV signals into a high-quality progressive-scan video signal suitable for today’s advanced digital televisions. The HiDTV® family applies the same concept of functional integration and video quality excellence to standard-definition and high-definition digital broadcast signals, as well as internet content. We expect that the transition to digital broadcasting will continue, and we believe our future success in large part depends on our ability to integrate new technologies and have products that support market volume opportunity on an ongoing basis.

We currently are shipping SoCs that have been designed using the 45 nanometer process. It provides significant benefits over the older geometries by enabling lower power consumption, smaller size, higher yields and higher levels of integration.

Digital Television Products:

We have been developing products for digital media applications since 1999 and have focused our strategy around providing our customers with advanced picture quality independent of signal input, supporting advanced video technologies such as 3D and providing superior connectivity technologies. The DTV market in particular has emerged as a high volume market for our products. Our DTV products are designed to optimize and enhance video quality for various display devices, including LCD, plasma and 3D televisions.

System-on-Chip (SoC) Products for TV

Our SoC family of products provides high levels of functional integration and video quality, enabling our customers both flexibility and cost advantages in their advanced TV designs. Our rich portfolio of IP enables the integration of all required functions for a given market segment including demodulators, video decoding and picture quality processing as well as frame-rate conversion and audio. Our newest SoC products offer connected TV features that enable TV sets to accept digital media through a storage device, home network, cable and satellite, or the Internet. These products also feature support for a variety of widget engines and applications that enable consumers to easily use a wide range of content from the Internet, including data and streaming video, through their TV.

FRC

Our family of frame rate converter products provides superior solutions for digital display picture quality, removing disturbing film judder and eliminating motion blur as well as enhancing color and sharpness. It removes motion blur for standard and high-definition content by up-converting the picture frame rate up to 240Hz. It calculates and inserts additional picture frames based on motion vector estimation and compensation. This eliminates the unpleasant film judder which appears with film material displayed on a conventional 50Hz or 60Hz Flat Panel TV and provides a lively and vibrant viewing experience. Our FRCs also support LED backlight dimming, a leading panel technology that is important for increasing contrast as well as reducing overall power consumption of the TV.

DRX

Our DTV demodulator family accommodates most worldwide DTV transmission standards. It covers DVB-C (Europe and China), ATSC (North America and Korea) and DVB-T (Europe). The DRX-J (for North America) and DRX-K (for Europe) devices are a family of pin-to-pin compatible demodulators supporting the broadcast standards in Europe and North America. DRX are unique hybrid demodulators for analog and digital broadcast, both terrestrial and via cable. We continue to develop products for new standards like DVB-T2, ISDB and China Terrestrial.

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

Set-top Box (STB) Products:

Our set-top box line-up now features the world’s first fully integrated 45nm STB SoC platform, providing a family of solutions that deliver advanced performance, industry leading power management and support for on-line VOD services. We offer products targeted for the major markets within set-top box: Satellite, Cable & IPTV and Terrestrial STB as follows:

Satellite STB

We offer a full range of chip-set solutions for pay-TV operator and Free-to-air STBs including DVB-S/DVB-S2/8-PSK demodulators, highly integrated SoCs and PSTN modem interface ICs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Multiple generations of Trident SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms.

Cable & IPTV STB

We offer a full range of chip-set solutions for cable operator & IPTV STBs’ including highly integrated SoCs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. We also offer products for DOCSISR modems. Multiple generations of Trident SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms.

Terrestrial STB

We offer a full range of chip-set solutions for Free-to-air & pay-TV STBs including DVB-T demodulators and highly integrated SoCs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Multiple generations of Trident SoCs have been deployed in terrestrial broadcast networks worldwide and support leading industry middleware platforms.

Our STB chip-set solutions are supported with complete system hardware reference designs and embedded system software.

Manufacturing

Wafer Fabrication

We have adopted a “fabless” manufacturing strategy whereby we contract-out our wafer fabricating needs to qualified contractors that we believe provide cost, technology or capacity advantages for specific products. As a result, we have generally been able to avoid the significant capital investment required for wafer fabrication facilities and to focus our resources on product design, quality assurance, marketing and customer support. During the year ended December 31, 2010, our manufacturing requirements were principally served by Taiwan Semiconductor Manufacturing Corporation, or TSMC; United Microelectronics Corporation, or UMC, NXP and Micronas. During the year ended December 31, 2009, UMC and Micronas provided all of our foundry requirements.

Assembly and Test

We purchase product in wafer form from foundries and contract with third-party subcontractors and one related party to provide chip packaging and testing. Our wafer probe testing is conducted principally by independent wafer probe test subcontractors in Taiwan. After the completion of the wafer probe tests, the dies are assembled into packages and tested by our primary subcontractors, Siliconware Precision Industries Co., Ltd., ASE and NXP in Taiwan and Micronas in Germany. The availability of assembly and testing services from these subcontractors could be materially and adversely affected by the financial conditions of the subcontractors given the recent global economic environment. See “Risk Factors” under Item 1A of this Report for a more detailed discussion of the risks associated with our dependence on third party assembly and test subcontractors.

Quality Assurance

In order to manage the production and back-end operations, we have maintained personnel closer to our manufacturing and test subcontractors. Our goal is to increase the quality assurance of the products while reducing manufacturing cost. To ensure the integrity of our suppliers’ quality assurance procedures, we develop detailed test procedures and test specifications for each product produced and we require the third-party contractors to follow those procedures and meet our specifications before shipping finished products. In general, we have experienced a relatively low amount of product returns from our customers; however, our future return experience may vary because our more advanced, more complex SoC products are more difficult to manufacture and test. In addition, some of our customers may subject our more advanced products to more rigid testing standards than have been applied to our prior products.

Research and Development

Developing products based on advanced technological concepts is essential to our ability to compete effectively in the digital media market. We maintain a team of product research and development and engineering staff responsible for product design and engineering. We have conducted substantially all of our product development in-house and, as of December 31, 2010, December 31, 2009 and June 30, 2009, our staff of research and development personnel comprised 1,128, 464, and 517 people, respectively. Research and development expenditures totaled approximately $175 million, $59.7 million and $53 million in the year ended December 31, 2010, year ended December 31, 2009 (unaudited) and the year ended June 30, 2009, respectively.

We believe that the achievement of higher levels of SoC integration and the timely introduction of new products is essential to our growth. We have previously invested the largest component of our engineering resources in our Shanghai, China facility. Through the acquisitions of the Micronas and NXP product lines, we also have research and development facilities in Freiburg, Germany, Eindhoven and Nijmegen, The Netherlands, and Bangalore and Hyderabad, India. In addition to our facilities discussed above, we have design centers in Austin, Texas and Sunnyvale, California, San Diego, California, Haifa, Israel and Beijing, China.

Sales, Marketing and Distribution

We sell our products primarily to digital television and set-top box OEMs in South Korea, Japan, Europe and Asia Pacific, either directly or through supplier channels. We consider these OEMs to be our customers. Our products are sold through direct sales efforts, distributors and independent sales representatives. Historically, a large portion of our revenues have been generated by sales to a relatively small number of customers. All of our revenues to date have been denominated in U.S. dollars or in Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. Our DTV and STB products are marketed around the world.

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

During the year ended December 31, 2010, six months ended December 31, 2009, and years ended June 30, 2009 and 2008, nearly all of our revenues were generated through sales to customers located in Asia and Europe. A small number of customers have historically accounted for a majority of our revenues in any quarter. For the year ended December 31, 2010 and six months ended December 31, 2009, sales to our top three customers represented approximately 40% and 54%, of our total revenues, respectively. For the years ended June 30, 2009 and 2008, sales to our top three customers represented approximately 59% and 76% of our total revenues, respectively. Sales to any particular customer may fluctuate significantly from quarter to quarter and have in fact fluctuated significantly in the past. For additional segment and geographic information, see Note 14, “Geographic Information and Major Customers,” of Notes to Consolidated Financial Statements.

Backlog

Our sales are primarily made pursuant to standard purchase orders and not pursuant to long term agreements specifying future quantities or delivery dates. Also, we recognize product revenues on sales made to our distributor channel mostly on a deferred revenue basis and this channel represents approximately 27% of our revenues. Backlog comprised of orders from distributors is not directly indicative of our near term revenues. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs, and agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are sometimes not enforced. Therefore, a significant portion of our order backlog may be cancellable and has in fact been cancelled in the past due to changes in customer needs.

For these reasons, in light of industry practice and this experience, we do not believe that backlog as of any particular date is indicative of future results.

Seasonality

Our products largely serve the consumer electronics market. Typically we experience slower sales of our TV products in the first calendar quarter, and the strongest sales of TV products in the third calendar quarter. There is no apparent seasonal pattern in demand for our set-top box products. The impact of seasonality is not of a consistent magnitude year to year, but as a general rule it is directionally consistent.

Competition

The global digital media market and related industries are highly competitive and characterized by rapid technological change. Our ability to compete depends primarily on our ability to commercialize our technology, continually improve our products and develop new products that meet constantly evolving customer requirements. We expect competition to continue. We believe that the principal factors upon which competitors compete in our markets include, but are not limited to:

•	customer interface and support

•	time-to-market;

•	system cost;

•	product capabilities;

•	price;

•	product quality; and

•	intellectual property.

We compete with a number of major domestic and international suppliers of integrated circuits and related applications in the digital media market. In TV, our principal competitors are captive solutions from large TV OEMs as well as merchant solutions from Broadcom Corporation, MediaTek Inc., MStar Semiconductor, NEC Corporation, Novatek, STMicroelectronics and Zoran Corporation. In set-top box, our principal competitors are Broadcom and STMicroelectronics. This competition has resulted and will continue to result in declining average selling prices for a given level of functionality and performance as well as requirements for greater functionality, performance, and integration at various price points. In our target markets, we also may face competition from newly established competitors and suppliers of products based on new or emerging technologies. We also expect to encounter further consolidation in the market in which we compete.

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

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We attempt to protect our trade secrets and other proprietary information primarily through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. As of December 31, 2010, we had over 340 U.S. patents and 1100 patents in foreign jurisdictions, and 750 patent applications pending in different countries, including patent and patent applications acquired in connection with the May 2009 and February 2010 acquisitions of assets and intellectual property from Micronas and NXP, respectively. The patents and applications cover various technologies, such as motion estimation/motion compensation, video decoding, demodulators and conditional access security, as well as advanced 45nm SoC technology. However, there can be no assurance that third parties will not independently develop similar or competing technology or design around any patents that may be issued to us.

We may from time to time enter into license agreements with third parties permitting them to practice certain of our patents. For example, in December 2010, we entered into a license agreement with MStar Semiconductors, Inc. relating to a part of our motion estimation/motion compensation patent portfolio. The licensed patents are directed to the display of high definition and 3D images for high-quality televisions and other video enabled LCD display devices.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we have received notices claiming that we or our customers have infringed third-party patents or other intellectual property rights. To date, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. There can be no assurance that third parties will not assert additional claims against us with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. Any litigation to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we will be successful in such development or that any such licenses would be available. Patent disputes in the semiconductor industry have often been settled through cross licensing arrangements. We may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us, or our customers, and a license was not made available to us on commercially reasonable terms, we would be adversely affected. In addition, the laws of certain countries in which our products have been or may be developed, manufactured or sold, including China, Taiwan and South Korea, may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of December 31, 2010, we had 1,522 full-time employees, including 1,128 individuals engaged in research and development, 109 engaged in finance, legal, and general administration, 159 engaged in sales and marketing, and 126 engaged in manufacturing operations. Our future success will depend in great part on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, and to successfully integrate the new employees who joined us in connection with the NXP Transaction. Outside of Europe, where certain of our employees are represented by employee works councils, our labor relations with employees are generally not subject to collective bargaining agreements. We have never experienced a work stoppage and we believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Report on Form 10-K are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained herein. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition and/or liquidity could be materially adversely affected.

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

We continue to integrate these assets, and the operations acquired with these assets, into our existing operations. The integration has required, and will continue to require significant efforts, including the coordination of future product development and sales and marketing efforts. These integration efforts continue to require resources and management’s time and efforts. The success of each of these acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the acquired product lines with our legacy operations. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business lines with our legacy operations and integrate our respective operations, technologies and personnel. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may be adversely affected. The integration process has resulted in the loss of some key employees and other senior management, and could result in the disruption of our business or adversely affect our ability to maintain relationships with customers, suppliers, distributors and other third parties, or to otherwise achieve the anticipated benefits of either acquisition.

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

We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the year ended December 31, 2010, for instance, 40% of our revenues were from sales to three major customers. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. A significant portion of our revenue in any period may also depend on a single product design win with a particular customer. As a result, the loss of any such key design win or any significant delay in the ramp of volume productions of the customer’s products into which our product is designed could materially and adversely affect our financial condition and results of operations. Our results in the fourth quarter of fiscal 2010 were negatively impacted, in part, due to reductions, cancellations or delays in orders from key customers.

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

In addition to the uncertainties created among personnel as a result of the Micronas and NXP Transactions and the reorganization of senior management during 2010, we appointed an interim Chief Executive Officer following the January 2011 resignations of our former Chief Executive Officer and former President. Our senior management team, which was reorganized following the NXP Transaction, has only worked together or a short period of time. During 2010 we reorganized our Board of Directors, and now have eight members of the Board of Directors, four of whom joined following completion of the NXP Transaction, and one vacancy. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.

We must continue to retain, motivate and recruit executives and other key employees following integration of the NXP Transaction and the Micronas Transaction, and failure to do so could negatively affect our operations.

We must retain key employees acquired from Micronas and NXP. Experienced executives are in high demand and competition for their talents can be intense. To be successful, we must also retain and motivate our existing executives and other key employees. Our employees may experience uncertainty about their future role with us as we develop and begin to execute our operational and product development strategies. These potential distractions may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees could have a material and adverse impact on our business.

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing and engineering teams, many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China, Taiwan and Europe. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate. During 2010, we experienced, and may continue to experience, difficulty in hiring and retaining qualified engineering personnel in Shanghai, China, Austin, Texas and Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

As a result of the NXP Transaction and the Micronas Transaction, we are a larger and more geographically diverse organization, and if we are unable to manage this larger organization efficiently, our operating results will suffer.

As a result of the acquisitions of assets from NXP and Micronas, we have a larger number of employees in widely dispersed operations in the U.S., Europe, Asia, and other locations, which have increased the difficulty of managing our operations. Prior to 2010, we did not have a significant number of employees in Europe, particularly Germany and The Netherlands, and had none in India. As a result, we now face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully this geographically more diverse and substantially larger organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.

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

We do not own or operate fabrication facilities and do not manufacture our products internally. Prior to the NXP Transaction, we relied principally upon one independent foundry to manufacture substantially all of our SoC products and non-audio discrete products in wafer form and other contract manufacturers for assembly and testing of our products and we rely upon Micronas for the manufacture of our discrete audio products on a turnkey basis pursuant to a services agreement. Following the NXP Transaction, we have begun to manufacture some of our products in wafer form at a second independent foundry. Generally, we place orders by purchase order, and the foundries are not obligated to manufacture our products on a long-term fixed-price basis, so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Our foundry and contract manufacturers could re-allocate capacity to other customers, even during periods of high demand for our products. In fact, during 2010 we experienced wafer supply constraints and expect to face such constraints in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We could experience an interruption in our access to certain process technologies necessary for the manufacture of our products. From time to time, there are manufacturing capacity shortages in the semiconductor industry and current global economic conditions make it more likely those disruptions in supply chain cycles could occur. As a result of these conditions, our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. If we encounter shortages and delays in obtaining components, our ability to meet customer orders would be materially adversely affected. In addition, during periods of increased demand, putting pressure on the foundries to meet orders, we may have reduced control over pricing and timely delivery of components, and if the foundries increase the cost of components or subassemblies, our product revenues, cost of product revenues and results of operations would be adversely affected, and we may not have alternative sources of supply to manufacture such components.

Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at our independent foundries, at NXP or Micronas or at our assembly or testing houses, delays in additional production at existing foundries or in obtaining additional production from existing or new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on our operating results, including effects that may result should we be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supplies. In addition, to the extent we elect to use multiple sources for certain products, our customers may be required to qualify multiple sources, which could adversely affect their desire to design-in our products and reduce our revenues.

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

The lead time required to establish a relationship with a new foundry is long, and it takes time to adapt a product’s design and technological requirements to a particular manufacturer’s processes. Accordingly, there is no readily available alternative source of supply for any specific product. We have already experienced an inability to meet the unconstrained demand of some of our customers for certain products due to shortages in wafer supply that occurred during 2010. The lack of a readily available second source could cause significant delays in shipping products, or even shortages which could damage our relationships with current and prospective customers and harm our sales and financial results.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If we or our customers overestimate demand, we will create an obligation to purchase the inventory in excess of expected demand. If such excess inventory becomes obsolete or we cannot sell or use it, our operating results could be harmed. Conversely, if we or our customers underestimate demand, or if sufficient manufacturing capacity is not available, we may lose revenue opportunities, damage customer relationships and we may not achieve expected revenue.

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

Our ability to borrow under our credit facility and the financial covenants in the facility may adversely affect our financial position, results of operations and liquidity.

Our revolving credit facility agreement with Bank of America contains financial and other covenants that must be met for us to remain in compliance with the agreement, including a covenant which would initially preclude us from accessing funds under the credit facility in excess of our cash and equivalent resources. The agreement also contains customary restrictions, requirements and other limitations, including our ability to incur additional indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit facility of this size and type. The agreement also contains a financial covenant that requires us to maintain a specified fixed charge coverage ratio if liquidity or availability under the agreement drops below certain thresholds.

We may borrow under the agreement based upon a certain percentage of our eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. As of March 4, 2011 there are no borrowings outstanding under the agreement. However, if we are not in compliance in the future with covenants under the agreement and are therefore unable to borrow under the credit facility or to refinance existing indebtedness, we may be prevented from using the agreement to fund our working capital needs.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages, which could adversely impact our operating results.

Prior to the NXP Transaction, the majority of our sales through distributors were made by companies that function as purchasing conduits for each of two large Japanese OEM customers. Generally, these distributors take certain inventory positions and resell to their respective OEM customers, who build display devices and other products based on specifications provided by branded suppliers. We have a more traditional distributor relationship with our remaining distributors, one that involves the distributor taking inventory positions and reselling to multiple customers. In our significant distributor relationships, we have recognized revenue when the distributors sell the product through to their end user customers. These distributor relationships have reduced our ability to forecast sales and increased risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels, production forecasts and sales to their end user customers. Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors and customers may cancel or defer orders at any time, but we must order wafer inventory from our foundries several months in advance. This requires us to manage a more complex supply chain as well as monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could lead to significant charges for obsolete inventory or cause us to forego significant revenue opportunities, lose market share, damage customer relationships and accurately report revenue derived from distributor sales, any of which could adversely impact our operating results.

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

As a result of the NXP Transaction, NXP owns approximately 60% of our issued and outstanding shares of common stock and has elected four of the nine members of our board of directors. Although the Stockholders Agreement between us and NXP imposes limits on NXP’s ability to take specified actions related to the acquisition of additional shares of our common stock and the voting of its shares of our common stock, among other restrictions, NXP is still able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of our company or our assets. Further, as a result of the departure of our prior CEO in January 2011, directors appointed by NXP currently constitute four of the eight members on our Board. NXP’s ownership could affect the liquidity in the market for our common stock.

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

Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in 2010 was uncertain, and this uncertainty is expected to continue during 2011. If our end customers continue to refrain from making purchases of products from us until general economic conditions improve, this could continue to adversely affect our business and operating results during calendar 2011.

As a result of the difficult global macroeconomic and industry conditions, we have implemented restructuring and workforce reductions, and may be required to make additional such reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our efforts to streamline operations, reduce costs and better align our staffing and structure with current demand for our products, we implemented a restructuring of our company, reducing our workforce and implementing other cost saving initiatives.

We recorded restructuring charges of $0.8 million in the quarter ended December 31, 2008, and $1.6 million in the quarter ended September 30, 2009. In connection with the NXP Transaction, we implemented further restructurings or work force reductions that took place during 2010. During the year ended December 31, 2010, we recorded $28.3 million of restructuring expenses related to severance and related employee benefits. Restructuring charges are recorded under “Restructuring charges” in our Consolidated Statement of Operations.

Prior to the close of the NXP Transaction, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the NXP Transaction. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of $28.3 million for the year ended December 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the NXP transaction, effectively reducing the purchase consideration transferred.

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

As previously described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2006 filed on August 7, 2007, we conducted an investigation into our historical stock option practices and related accounting. Based upon the findings of the investigation, we restated our financial statements for each of the years ended June 30, 1993 through June 30, 2005, and restated our financial statements for the interim first three quarters of the year ended June 30, 2006 as well.

Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation as described in Item 3, “Legal Proceedings.” This litigation could impact our relationships with customers and our ability to generate revenues.

We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Trident has been named as a nominal defendant in several shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements), and that this represented a breach of their fiduciary duties to us, and as a result those officers and directors are liable to us. Our Board of Directors appointed a Special Litigation Committee, or SLC, composed solely of independent directors, to review and manage any claims that we may have relating to the stock option granting practices and related issues investigated by the SLC. The scope of the SLC’s authority includes the claims asserted in the derivative actions.

On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO, and all defendants other than Mr. Lin were dismissed with prejudice from the state and federal actions. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in our Form 8-K filed on February 10, 2010. On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin seeks recovery of payments he claims he was promised during the negotiations surrounding his eventual termination and also losses he claims he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008.

On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. A hearing for consideration of final approval of the Proposed Settlement has been scheduled for April 15, 2011. Final approval, without appeal, of the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s claims against us. We cannot predict whether the federal court will order the final approval of the Proposed Settlement and, if it does, whether such decision will be successfully appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to this lawsuit and relating to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We may be required to record future charges to earnings if our intangible assets become impaired.

We are required under generally accepted accounting principles in the United States of America to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our Consolidated Financial Statements during the period in which any impairment of our intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions are based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. For example, in the year ended December 31, 2010, we recorded a $2.5 million impairment charge for technology licenses and prepaid royalties. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.

The demand for our products depends to a significant degree on the demand for the end products of customers of the acquired business lines into which they are incorporated.

The vast majority of our revenues are from sales to manufacturers in the consumer electronics industry. Demand from these customers fluctuates significantly by year and by quarter, driven by consumer preferences, the development of new technologies and brand performance. Downturns in this industry can cause abrupt fluctuations in product demand, production over-capacity and accelerated average selling price declines. The success of our products depends on the success of the end customers for these products in the market place. The current global downturn makes it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Our customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock has been, and may continue to be volatile. Factors such as new product announcements by us or our competitors, quarterly fluctuations in our operating results, changes in our senior management, unfavorable conditions in the digital media market, failure to obtain design wins, industry consolidation, wafer supply constraints, and any litigation or regulatory actions arising in connection with these matters, may have a significant impact on the market price of our common stock.

These conditions, as well as factors that generally affect the market for publicly traded securities, particularly those of high-technology companies, could cause the price of our stock to fluctuate from time to time.

Our operating results may be adversely affected by the European financial restructuring and related global economic conditions.

The current debt crisis and related European financial restructuring efforts may cause the value of the Euro to further deteriorate, thus reducing the purchasing power of European customers. In addition, this European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

We currently rely on certain international customers for a substantial portion of our revenue and are subject to risks inherent in conducting business outside of the U.S.

As a result of our focus on digital media products, we expect to be primarily dependent on international sales and operations, particularly in Japan, South Korea, Europe, and Asia Pacific. Our revenues may continue to be highly concentrated in a small number of geographic regions in the future. There are a number of risks arising from our international business, which could adversely affect future results, including:

•	exchange rate variations, tariffs, import/export restrictions and other trade barriers;

•	potential adverse tax consequences;

•	challenges in effectively managing distributors or representatives to maximize sales;

•	difficulties in collecting accounts receivable;

•	political and economic instability, civil unrest, war or terrorist activities that impact international commerce;

•	difficulties in protecting intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the U.S.; and

•	unexpected changes in regulatory requirements.

Our international sales for the year ended December 31, 2010, are principally U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We cannot be sure that those of our international customers who currently place orders in U.S. dollars will continue to be willing to do so. If they do not, our revenues would become subject to foreign exchange fluctuations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of December 31, 2010 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership	Expiration

Sunnyvale, CA (Headquarters)	Office	Principal Executive Offices, Research, Engineering, Marketing, and Sales and General Administration	57,642	Lease	3/31/2015
Austin, TX	Office	General and Administrative, Research & Engineering	71,003	Lease	Various[1]
Chicago, IL	Office	Sales and administration	6,126	Lease	8/31/2011
Taipei, Taiwan	Office	General and Administration, Operation,	20,436	Lease	8/31/2011
		Sales Administration, Research, and
		Engineering
Kaohsiung, Taiwan	Office	Operations	10,600	Lease	5/31/2013
Tokyo, Japan	Office	Sales Administration	4,852	Lease	5/31/2013
Seoul, Korea	Office	Sales Administration	5,226	Lease	1/31/2012
Beijing, China	Office	Research and Engineering	5,371	Lease	6/15/2013
Hong Kong, China	Office and warehouse	General and Administration, Sales Administration, and Warehouse	5,216	Lease	3/31/2012
Shanghai, China	Office	General and Administration, Research, Engineering, and Sales Administration	107,639	Owned	—
Haifa, Israel	Office	Research and Engineering	17,222	Lease	6/30/2012
Hyderabad, India	Office	Research and Engineering	24,700	Lease	1/31/2014

			Square
Location	Type	Principal Use	Footage	Ownership	Expiration

Belfast, Ireland	Office	Research and Engineering	5,270	Lease	8/31/2015
Freiburg, Germany	Office	Research and Engineering	17,812	Lease	8/31/2019
Eindhoven, The Netherlands	Office	Sales, Research and Engineering	22,550	Lease	3/31/2014
Nijmegen, The Netherlands	Office	Research and Engineering	10,370	Lease	12/31/2014

(1)	We have leases for a 35,252 and 35,751 square foot office space that expire October 31, 2012 and June 30, 2016, respectively.

As of December 31, 2010, we owned or leased a total of approximately 445,243 square feet of space worldwide including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through August 31, 2019. Additional information regarding these leases is incorporated herein by reference from Note 6, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for our intended use.

ITEM 3.	LEGAL PROCEEDINGS

Intellectual Property Proceedings

In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against Trident as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. We intend to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions.

On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in our Form 8-K filed on February 10, 2010.

On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, we entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.

On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. A hearing for consideration of final approval of the Proposed Settlement has been scheduled for April 15, 2011 at 9:00 a.m. in Courtroom 3 of the United States District Court in San Jose, California. Final approval, without appeal, of the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s counterclaims against us. We cannot predict whether the federal court will order the final approval of the Proposed Settlement and, if it does, whether such decision will be appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to this lawsuit and related to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by our two former non-employee directors, we reduced the contingent liability by $1.5 million. However, because the derivative litigation is still pending with respect to Mr. Lin, who may seek compensation from us relating to the exercise of his fully vested stock options in the event that the Proposed Settlement entered into during February 2011 is either not finally approved by the federal court or successfully appealed thereafter; a $2.8 million contingent liability remained in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of December 31, 2010.

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

Commercial Litigation

In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. We have filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that we are not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained our demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. We will demur again, with the hearing set for June 23, 2011. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

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

Market Information and Holders

Our common stock has been traded on the NASDAQ Global Select Market since our initial public offering on December 16, 1992 under the symbol “TRID.” The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock as reported by NASDAQ:

	High	Low

For the year ended December 31, 2010
First Quarter	$2.27	$1.41
Second Quarter	$2.03	$1.35
Third Quarter	$1.85	$1.27
Fourth Quarter	$2.56	$1.63
Six Months Ended December 31, 2009	$3.10	$1.60
Three Months Ended September 30, 2009	$3.10	$1.60
Three Months Ended December 31, 2009	$3.09	$1.70
For the year ended June 30, 2009
First Quarter	$4.31	$2.26
Second Quarter	$2.34	$1.30
Third Quarter	$2.24	$1.24
Fourth Quarter	$2.11	$1.34
For the year ended June 30, 2008
First Quarter	$19.49	$13.52
Second Quarter	$17.05	$5.35
Third Quarter	$6.57	$4.62
Fourth Quarter	$5.37	$3.63

Approximate Number of Stockholders

As of December 31, 2010 and December 31, 2009, there were 70 and 166 registered holders of record of our common stock, respectively. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividends

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010. However, from time to time we evaluate whether to repurchase our equity securities.

Stock Performance Graphs and Cumulative Total Return

The following graph compares the cumulative 5 year total return attained by shareholders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the year ended December 31, 2010 and each of the last five years, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEARS CUMULATIVE RETURN
Among Trident Microsystems, Inc., The NASDAQ Composite Index and
The Philadelphia Semiconductor Sector Index

•	Assumes $100 invested on December 31, 2005 in stock or index-including reinvestment of dividends.

	12/05	12/06	12/07	12/08	12/09	12/10
TRID	100.00	101.00	36.44	10.50	10.33	9.89
Philadelphia Semiconductor Sector Index	100.00	97.40	85.10	44.25	75.06	85.89
NASDAQ Composite Index	100.00	109.52	120.27	71.51	102.89	120.29

ITEM 6.	SELECTED FINANCIAL DATA

Change in Fiscal Year End

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data and consolidated balance sheet data have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. As previously announced, in 2009, we changed our fiscal year end to December 31 from June 30. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

The following tables include selected consolidated summary financial data for the year ended December 31, 2010 and each of the last five years.

TRIDENT MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

		Six Months
		Ended
	Year Ended December 31,	December 31,	Years Ended June 30,
	2010(1)	2009	2009(2)	2008	2007	2006
	(In millions, except per share amounts)

Summary of Operations :
Net revenues	$557.2	$63.0	$75.8	$257.9	$270.8	$171.4
Income (loss) from operations	(172.7)	(38.3)	(62.2)	18.8	40.1	28.4
Net income (loss)	(128.9)	(40.5)	(70.2)	10.2	30.1	26.2
Net income (loss) per share — Basic	(0.79)	(0.58)	(1.12)	0.17	0.52	0.48
Net income (loss) per share — Diluted	(0.79)	(0.58)	(1.12)	0.16	0.48	0.42
Financial Position at Period End:
Cash, cash equivalents and short-term investments	$93.2	$148.0	$187.9	$240.0	$199.3	$152.7
Working capital	109.1	124.4	164.9	215.9	158.3	125.3
Total assets	370.9	228.5	263.3	309.3	283.9	207.2
Stockholders’ equity	224.3	156.1	192.9	237.3	201.8	153.7

(1)	On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP.

(2)	On May 14, 2009, we completed the acquisition of selected assets of the FRC, DRX and audio decoder product lines of the Consumer Division of Micronas.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section and other parts of this Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. This Report on Form 10-K contains forward — looking statements that involve risks and uncertainties. See the disclosure regarding “Forward-Looking Statements” on page 3 of this Form 10-K. All references to “years”, unless otherwise noted, refer to the 12-month calendar year. For example a reference to “2010” or “fiscal year 2010” means the 12-month period that ended on December 31, 2010.

Change in Fiscal Year End

As previously announced, on November 16, 2009, we changed our fiscal year end to December 31 from June 30. We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle. This Form 10-K reports our financial results for the year ended December 31, 2010. Our financial results for the comparable year ended December 31, 2009 have not been audited. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with December 31, 2009, ends on December 31, of each year.

Overview

Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident,” “we,” “our” and “us”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. We design, develop and market integrated circuits, or ICs, and related software for home consumer electronics applications such as digital TVs (DTV), PC and analog TVs, and set-top boxes. Our product line includes system-on-a-chip, or SoC, semiconductors that provide completely integrated solutions for managing digital content from multiple sources and processing and optimizing video, audio and computer graphic signals to produce high-quality and realistic images and sound. Our products also include frame rate converter, or FRC, demodulator or DRX and audio decoder products, interface devices and media processors. Trident’s customers include many of the world’s leading original equipment manufacturers, or OEMs, of consumer electronics, computer display and set-top box products. Our goal is to become a leading provider for the “connected home,” with innovative semiconductor solutions that make it possible for consumers to access their entertainment and content (music, pictures, internet, data) anywhere and at any time throughout the home.

Although our revenues grew substantially in 2010, revenues in the fourth quarter ended December 31, 2010 declined 33 percent from the prior sequential quarter. Our TV-related revenues typically decline sequentially due to seasonal factors in the calendar fourth and first quarters of every year. However our revenue decline in the fourth quarter exceeded the normal seasonal pattern. We believe that capacity constraints at our foundry partners generally led to over-ordering earlier in 2010 as our customers had high expectations for consumer demand for higher-end TVs, including TVs featuring 3-D technology. When this consumer demand did not materialize as expected, our FRC and SOC business turned down dramatically in Q4. In addition, we lost market share with our largest customer as a result of the capacity constraints in 2010, which led to lower revenues from this customer in the fourth quarter of 2010 and will result in significantly reduced revenues from this customer in 2011. Finally, in the fourth quarter of 2010, we experienced weak sales of our standard definition set-top box products that are sold in the non-cable and non-satellite operator channels. We expect these factors as well as slower than expected program ramp-up and a weaker retail segment for our set-top box products to negatively impact our financial results in the first quarter ending March 31, 2011 and in general we believe that the first half of calendar 2011 will be challenging.

We ended the year ended December 31, 2010 with cash and cash equivalents of $93.2 million, consisting of cash and money market funds invested in U.S. treasuries. Our primary source of liquidity is our current cash balance and we expect a significant decline in our cash balance during the first half of calendar 2011. On February 9, 2011, we entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. The new credit facility matures in February 2014. However, this credit facility has restrictive financial covenants which would initially preclude us from accessing funds under the credit facility in excess of our cash and equivalent resources. Our current cash balance together with our new revolving credit facility, should provide us with adequate resources to fund our anticipated ongoing cash requirements.

We have and may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions and there are no guarantees that funds will be available at terms that will be acceptable to us.

We expect to ramp new products and customer programs in the second half of 2011 and will see the benefit of ongoing cost reduction activities, with the goal of positioning us for cash flow positive operations in the second half of calendar 2011.

Recent Acquisitions

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

On February 8, 2010, we and our wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident common stock issued which is traded in an active market and considered a level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the Preferred Shares.

The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with US Generally Accepted Accounting Principles, or “GAAP”, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. References included in this Form 10-K to “accounting guidance” means GAAP. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to Consolidated Financial Statements included in this Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, stock-based compensation expense, goodwill and acquired intangible assets, long-lived assets, inventories, fair value measurements, product warranty, income taxes, litigation and other loss contingencies and business combinations. Such accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, also see “Risk Factors” In Item 1A.

Revenue Recognition

We recognize revenues in accordance with GAAP when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

A portion of our sales are made through distributors under agreements allowing for rights of return. We defer recognition of product revenue and costs from sales to significant distributors which contain such rights of return until the products are resold by the distributor to the end user customers. Our revenue reporting is highly dependent on receiving pertinent and accurate data from such distributors in a timely fashion. Distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. At times, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

We record estimated reductions to revenue for customer incentive offerings and sales returns allowance in the same period that the related revenue is recognized. Our customer incentive offerings primarily involve volume rebates for our products in various target markets. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Our sales returns allowance for estimated product returns is based primarily on historical sales returns, analysis of credit memo data and other known factors at that time. If product returns for a particular year exceed historical return rates, we may determine that additional sales returns allowance are required to properly reflect our estimated exposure for product returns.

Stock-based Compensation Expense

We account for share-based payments, including grants of stock options and awards to employees and directors, in accordance with GAAP, which requires that share-based payments be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we recognize stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based awards with market conditions that are expensed using the accelerated method.

We value our stock-based compensation awards using the Black-Scholes option pricing model, except for performance-based options with market conditions, for which we use a Monte Carlo simulation to value the award. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Trident’s stock options have characteristics significantly different from those of traded options. Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. We use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our stock options. The expected dividend assumption is based on our history and expectation of not paying dividends in the foreseeable future.

Goodwill and Acquired Intangible Assets

We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We record gains on acquisitions when the fair value of net tangible and intangible assets acquired exceeds the consideration paid for an acquisition. We amortize acquisition-related identified intangibles on a straight-line basis, reflecting the pattern in which the economic benefits of the intangible asset is consumed, over their estimated economic lives of 4 to 5 years for core and developed technology, 2 to 3 years for customer relationships, 1 year for backlog, 4 to 5 years for patents and the contractual term for service agreements.

Goodwill is not amortized. However, we measure and test goodwill on an annual basis during the quarter ended June 30 or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. Each step requires us to make judgments and involves the use of significant estimates and assumptions, we believe to be reasonable but that are unpredictable and inherently uncertain.

The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We operate under two reporting units, television systems and set top boxes. To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The television systems reporting unit failed step one of the annual goodwill impairment test at June 30, 2010. We perform the second step of the process, and it involved determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and the difference was less than the net book value of goodwill. Consequently, we recorded an impairment of Goodwill.

We have acquired in-process research and development, or IPR&D, projects as the result of our business combinations. The fair values of the acquired IPR&D projects were determined through estimates and valuation techniques based on the terms and details of the related acquisitions. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life.

Long-lived Assets.

We account for long-lived assets, including other purchased finite-lived intangible assets, in accordance with current authoritative guidance, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (1) quoted market prices or (2) discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets. Our estimates regarding future anticipated net revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Inventories

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory value for excess and for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. At December 31, 2010, we had an inventory reserve balance of $4.6 million. In addition, we recorded a $2.8 million liability for ordered product with no expected demand from customers for the year ended December 31, 2010.

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

Results of Operations

Our results of operations for the year ended December 31, 2010, year ended December 31, 2009 (unaudited) and the years ended June 30, 2009 and 2008, respectively, were as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended June 30,
(In thousands)	2010	2009 (unaudited)	2009	2008

Net revenue	$557,198	$84,775	$75,761	$257,938
Gross profit	$117,563	$20,829	$23,328	$120,026
Operating income (loss)	$(172,711)	$(73,682)	$(62,244)	$18,820
Net income (loss)	$(128,889)	$(78,206)	$(70,232)	$10,152

The scale of our business has expanded significantly as a result of the acquisition of the NXP TV and Set Top Box product lines in February 2010 and, to a lesser extent, the Micronas Frame Rate Converter, Demodulator, and Audio Decoder product lines in May 2009. This is reflected in prior-year comparisons of most operating metrics for the years ended December 31, 2010 and 2009 (unaudited).

Revenues for the year ended December 31, 2010 increased to $557.2 million compared to $84.8 million (unaudited) in the year ended December 31, 2009 and $75.8 million in the year ended June 30, 2009. Revenues in the year ended December 31, 2010 increased over the year ended December 31, 2009 primarily as a result of revenue contributions from the acquired NXP products. In addition, we realized significant revenue in 2010 from its Pro SA-1 product, which was new in 2010 and was based on existing Trident technology as well as acquired Micronas audio and demod technology. We also benefited from a full year of revenue contribution from the Micronas products acquired in May 2009.

Net loss for the year ended December 31, 2010 was $128.9 million compared to a net loss of $78.2 million (unaudited) for the year ended December 31, 2009 and a net loss of $70.2 million for the year ended June 30, 2009.

The increased loss in 2010 compared with 2009 is primarily the result of increased amortization of intangible assets acquired in the NXP transaction of $55.7 million, restructuring costs of $28.3 million, goodwill impairment of $7.9 million and significantly higher operating expenses related to the acquired NXP product lines, particularly labor costs related to the addition of former NXP employees and transitional support services from NXP. The increase was partially offset by a gain on acquisition of the NXP product lines of $43.4 million.

Financial Data for the Year Ended December 31, 2010 and 2009 (unaudited).

Net Revenues

Digital media product solutions revenues represented all of our revenues for the year ended December 31, 2010 and year ended December 31, 2009 (unaudited). Our digital media solutions products include integrated circuit chips used in digital television and liquid crystal display television, or LCD TV, as well as set-top boxes. Net revenues are revenues less reductions for rebates and allowances for sales returns.

The following tables present the comparison of net revenues by regions in dollars and in percentages for the year ended December 31, 2010 and 2009 (unaudited):

Net revenues comparison by dollars

	Year Ended December 31,
			Dollar	Percent
Revenues by region(1)	2010	2009	Variance	Variance
		(Unaudited)
		(Dollars in thousands)

South Korea	$188,365	$33,698	$154,667	459%
Europe	138,309	21,239	117,070	551%
Asia Pacific(2)	120,659	16,360	104,299	638%
Japan	69,941	12,553	57,388	457%
Americas	39,924	925	38,999	4,216%

Total net revenues	$557,198	$84,775	$472,423	557%

Net revenues comparison by percentage of total net revenues

	Year Ended December 31,
Revenues by region(1)	2010	2009
		(Unaudited)

South Korea	33.8%	39.7%
Europe	24.8%	25.1%
Asia Pacific(2)	21.7%	19.3%
Japan	12.6%	14.8%
Americas	7.1%	1.1%

Total net revenues	100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

During the year ended December 31, 2010 compared to the year ended December 31, 2009, net revenues increased in all regions. The increase in all regions is primarily attributable to revenues resulting from the acquisition of the NXP product lines in February of 2010 and the Trident Micronas SA1 new product revenue.

Our commitments to and from customers are typically of very limited duration and customer actions can be unpredictable, making impracticable reliable evaluations of trends likely to have a material adverse effect on our financial condition or results of operations.

Gross Profit

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Gross profit	$117,563	$20,829	464.4%
Gross profit%	21.1%	24.6%

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

Our gross profit margin can vary significantly based on product mix and, to a lesser extent, absorption of our fixed manufacturing support costs.

Gross profit dollars increased 464% for the year ended December 31, 2010 compared to the year ended December 31, 2009, principally as a result of the additional revenues from the acquired NXP products. Gross profit margin percentage decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of the amortization of intangible assets acquired from NXP.

Gross profit dollars were impacted by intangible asset amortization expense of $48.2 million or 8.7% of net revenues for the year ended December 31, 2010.

The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Year Ended December 31,
	2010	2009
		(Unaudited)
	(Dollars in thousands)

Additions to inventory reserves	$1,346	$2,372
Accrual for ordered product with no demand	2,192	2,750
Lower of cost or market adjustment	135	1,300
Sales of previously reserved product	(2,897)	(5,887)

Net decrease in gross profit	$776	$535

In the year ended December 31, 2010 and 2009 (unaudited), as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 0.1% and 0.6% (unaudited) of total net revenues respectively.

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

Research and Development

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Research and development	$175,001	$59,748	192.9%
As a percentage of net revenues	31.4%	70.5%

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

Research and development expenses increased for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to significant increases in headcount resulting from the acquisition from NXP. As a result of these activities, we incurred $57.8 million of additional headcount related costs for the year ended December 31, 2010 that was not incurred in the year ended December 31, 2009. In addition, during the year ended December 31, 2010, we incurred $21.5 million of additional depreciation and amortization expense compared with the year ended December 31, 2009. Research and development expenses also included $17.6 million of transition service costs related to the acquisition of NXP assets during the year ended December 31, 2010. These transition service costs consisted principally of personnel and facilities provided by NXP. Research and development expenses also included $5.7 million of additional mask tooling costs for the year ended December 31, 2010 that were not incurred during the year ended December 31, 2009.

Selling, General and Administrative

	Year Ended December 31,
	2010	2009	% Change
	(Unaudited)
	(Dollars in thousands)

Selling, general and administrative	$79,161	$31,027	155.1%
As a percentage of net revenues	14.2%	36.6%

Selling, general and administrative expenses consist primarily of personnel related expenses including stock-based compensation, commissions paid to sales representatives and distributors and professional fees.

Selling, general and administrative expenses increased for the year ended December 31, 2010, compared to the same period last year, primarily due to significant increases in headcount from the acquisition of the NXP business lines, as well as subsequent restructuring, attrition, and hiring activity. As a result of these activities, we incurred $21.4 million of additional headcount related costs for the year ended December 31, 2010 that were not incurred in the comparable periods last year. We also incurred $11.5 million of additional professional fees, temporary labor and transition support services-related costs during 2010, not incurred during 2009 principally related the integration of the NXP product line acquisition.

Goodwill Impairment

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Goodwill impairment	$7,851	$1,432	448.3%

As a percentage of net revenues	1.4%	1.7%

We assess potential impairment of goodwill on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We performed the annual goodwill impairment analysis and recorded an impairment charge of $7.9 million for the year ended December 31,

2010, due to the excess of the carrying value over the estimated market value for the television systems operating segment. During the three months ended June 30, 2009, an impairment test was conducted due to a redeployment of engineering resources conducted at our subsidiary TMBJ, to focus on other development projects. As a result, we wrote off the entire goodwill balance of TMBJ, and recorded an impairment charge of $1.4 million (unaudited) for the year ended December 31, 2009.

In Process Research and Development

	Year Ended December 31
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

In process research and development	$—	$697	(100)%

As a percentage of net revenues	0.0%	0.8%

We acquired in-process research and development of $18.0 million in 2010 in connection with the acquisition of the NXP products, which has been capitalized in accordance with the updated business combination guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. During the year ended December 31, 2009, in-process research and development was expensed in connection with the acquisition of certain product lines of Micronas.

Restructuring Charges

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Restructuring charges	$28,261	$1,607	1,659%
As a percentage of net revenues	5.1%	1.9%

During 2010, we implemented restructuring related to integration of the NXP product lines acquisition. The intent of the integration is to retain technical expertise in those geographic locations where we develop unique technology and to transition the majority of our software and SoC development and certain customer support activities to lower cost regions in Asia. As a result of these activities, during 2010 we substantially reduced our headcount in multiple European and U.S. locations and closed facilities in Munich, Germany and Chicago, Illinois. We also moved our corporate headquarters in California to consolidate our local workforce into one facility and restructured the lease of the property we vacated. As a result of these activities, we recorded $28.3 million of restructuring expenses for severance, related employee benefits and costs related to closure of certain facilities.

We anticipate conducting additional restructuring in 2011 to further integrate our operations. Restructuring charges are recorded under “Restructuring charges” in our Consolidated Statement of Operations.

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

Therefore, a severance cost of $3.6 million was recognized by us as an expense on the acquisition date and is included in total restructuring charges of $28.3 million for the year ended December 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

Interest Income

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Interest income	$868	$694	25.1%
As a percentage of net revenues	0.2%	0.8%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and money market funds investing in U.S. Treasuries.

Other Income (Expense), Net

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Other income (expense), net	$951	$(1,326)	(171.7)%
As a percentage of net revenues	0.2%	(1.6)%

The increase in other income, net for year ended December 31, 2010, compared to the year ended December 31, 2009 (unaudited), was primarily attributable to (i) a $2.5 million legal settlement of the shareholder derivative lawsuit, as described in Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, (ii) a $0.4 million increase in gains from the sale of available-for-sale securities, and partially offset by (iii) a $1.9 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakening of the U.S. dollar in year ended December 31 2010 compared to a $1.5 million foreign currency remeasurement loss in year ended December 31, 2009 (unaudited).

Provision for Income Taxes

	Year Ended December 31,
	2010	2009	% Change
		(Unaudited)
	(Dollars in thousands)

Income Tax Provision	1,096	3,911	(72.0)%
Effective tax rate	(0.9)%	(5.3)%

A provision for income taxes of $1.1 million and $3.9 million was recorded for the years ended December 31, 2010 and 2009 (unaudited), respectively. The change in our effective tax rate from year ended December 31, 2009 was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided, and a lapse of a statute of limitation in the jurisdiction relevant to our business operations.

Financial Data for the Years Ended June 30, 2009 and 2008

Net Revenues

Digital media product revenues represented all of our total revenues in years ended June 30, 2009 and 2008. Our digital media products include integrated circuit chips used in digital television and liquid crystal display television, or LCD TV. Net revenues are revenues less reductions for rebates and allowances for sales returns. The following tables present the comparison of net revenues by regions in dollars and in percentages for the years ended June 30, 2009 and 2008.

Net revenues comparison by dollars

	Years Ended June 30,
			Dollar	Percent
Revenues by Region(1)	2009	2008	Variance	Variance
	(Dollars in thousands)

Japan	$41,615	$91,306	$(49,691)	(54)%
Europe	13,841	53,801	(39,960)	(74)%
Asia Pacific(2)	14,061	32,618	(18,557)	(57)%
South Korea	5,819	79,608	(73,789)	(93)%
Americas	425	605	(180)	(30)%

Total net revenues	$75,761	$257,938	$(182,177)	(71)%

Net revenues comparison by percentage of total net revenues

	Years Ended June 30,
Revenues by Region(1)	2009	2008

Japan	54.9%	35.4%
Europe	18.2%	20.9%
Asia Pacific(2)	18.6%	12.6%
South Korea	7.7%	30.9%
Americas	0.6%	0.2%

Total net revenues	100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

Digital media product revenues decreased by $182.2 million in the year ended June 30, 2009 compared to the year ended June 30, 2008. In year ended June 30, 2009, total SVP revenues decreased by $188.6 million, while SoC revenues decreased by $1.5 million. These decreases were partially offset by increased revenues of $7.9 million resulting from the sale of FRC, demodulator and audio decoder products that were acquired from Micronas following the acquisition which closed on May 14, 2009. Our unit sales volume of digital media products decreased by 58% in the year ended June 30, 2009 compared to the year ended June 30, 2008 and the year-over-year average selling prices of these products decreased by approximately 29%.

During the year ended June 30, 2009, net revenues decreased in all regions. Revenues in South Korea decreased significantly primarily due to a major South Korean customer shifting its strategy to design and produce portions of its silicon products internally rather than outsourcing the design to a third-party vendor. Revenues in Japan and Europe decreased primarily due to the absence of major design wins for our SoC products at tier one customers and lower revenues generated from our existing products that are going to be phased out of production. Revenues in Asia Pacific decreased primarily due to the continued decrease in sales of SVP products and intense price competition in the market where we sell discrete image process controllers. Overall, the revenue decline in the year ended June 30, 2009 was primarily due to decreased sales of our legacy SVP products, the loss of design win opportunities relating to our new SoC products, and to a lesser extent, due to the global economic downturn.

Gross Margin

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Gross profit	$23,328	$120,026	(81)%

Gross margin	30.8%	46.5%

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

Gross margin decreased 15.7 percentage points in the year ended June 30, 2009 compared to the year ended June 30, 2008, principally as a result of (i) significantly lower revenues that did not offer the economies of scale needed to cover fixed manufacturing support costs, (ii) a weaker product mix of SVP and SoC products, (iii) write down of acquisition-related intangible assets, and (iv) an increase in intangible assets amortization as a percentage of decreasing revenues.

The net impact on gross profit of the increases in inventory write-downs and sales of previously reserved products is as follow:

	Years Ended June 30,
	2009	2008
	(Dollars in thousands)

Additions to inventory reserves	$3,148	$2,747
Sales of previously reserved products	(5,082)	(4,676)

Net increase in gross profit	$(1,934)	$(1,929)

In the year ended June 30, 2009, as shown in the table above, revenues from the sale of previously reserved products were $5.1 million or 6.7% of total net revenues. Due to the previously recorded reserves, there was no cost of revenues reflected with respect to these product sales, which in effect, provided a benefit to the current income statement to the extent of the selling price. Concurrently, we recorded additional inventory reserves for year ended June 30, 2009 in the amount of approximately $3.1 million.

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

Research and Development

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Research and development	$53,016	$52,608	1%

As a percentage of net revenues	70%	20%

Research and development expenses as a percentage of net revenues increased significantly from the year ended June 30, 2008 to the year ended June 30, 2009 due primarily to the significant decrease in revenues in the year ended June 30, 2009. The increase in research and development expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008 was primarily due to (i) a $4.5 million increase in third-party IP licenses, (ii) a $2.8 million increase in employee-related expenses associated with increased employee headcount in connection with the acquisition in May 2009 and (iii) $1.7 million third-party IP impairment write-off due to a change in business strategy and a change in business use of assets associated with the acquisition, offset by (iv) a

$4.1 million decrease in stock-based compensation expense principally due to certain option modifications and contingent liabilities associated with vested options of certain terminated employees that occurred only during the year ended June 30, 2008, (v) a $2.6 million decrease in new product development expenditures was attributable to a $1.4 million reversal of software license fee adjustment for prior software usage during the year ended June 30, 2009, and (vi) a $1.9 million decrease from lower mask tooling fees due to decrease in production.

Selling, General and Administrative

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Selling, general and administrative	$29,617	$48,598	(39)%

As a percentage of net revenues	39%	19.0%

Selling, general and administrative expenses as a percentage of net revenues increased significantly from the year ended June 30, 2008 to the year ended June 30, 2009 due primarily to the significant decrease in revenues in the year ended June 30, 2009. The decrease in selling, general and administrative expenses for year ended June 30, 2009 compared to year ended June 30, 2008, resulted primarily from (i) a $10.9 million decrease in stock-based compensation expense primarily related to the extension of the option exercise period and contingent liabilities associated with vested options of certain terminated employees that occurred only in year ended June 30, 2008, (ii) a $5.7 million decrease in sales commission paid to distributors’ representatives due to the decreased product sales in year ended June 30, 2009 compared to year ended June 30, 2008, (iii) a $5.3 million decrease in legal and professional fees due to the completion of our investigation into our stock option granting process in September 2007, partially offset by (iv) a $1.5 million increase in salary and payroll-related expense associated with increased employee headcount in the year ended June 30, 2009 compared to the year ended June 30, 2008 and (v) a $1.3 million increase in consulting fees.

During the year ended June 30, 2009, we capitalized approximately $4.1 million of legal and professional fees related to due diligence in connection with the acquisition of Micronas.

Goodwill Impairment

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Goodwill impairment	$1,423	$—	100%

As a percentage of net revenues	2%	0%

During the year ended June 30, 2009, an impairment test was conducted resulting from redeploying our engineering resources in TMBJ and by canceling our STB efforts to better support our focus on SoC development. This factor was considered an indicator of potential impairment, and as a result, we performed an interim impairment analysis of our goodwill. Based on the results of this goodwill impairment analysis, we determined that there would be no remaining implied value attributable to goodwill at TMBJ, and accordingly, we wrote off the entire goodwill balance at TMBJ and recognized goodwill impairment charges of $1.4 million under “Goodwill impairment” in the Consolidated Statement of Operations for year ended June 30, 2009.

In-Process Research and Development

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

In process research and development	$697	$—	100%

As a percentage of net revenues	1%	0%

The in-process research and development (“IPR&D”) expense was incurred in connection with the acquisition of certain product lines of Micronas in year ended June 30, 2009. The IPR&D relates to masks and tools that were completed after the announcement date but prior to the closing date of the acquisition and that have no alternative future use.

Restructuring Charges

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Restructuring charges	$810	$—	100%

As a percentage of net revenues	1%	0%

During year ended June 30, 2009, we implemented a global cost reduction plan that reduced the number of our employees by approximately 100 employees worldwide. The reduction plan consisted primarily of involuntary employee termination and benefit costs. We recorded a restructuring charge of $0.8 million for the year ended June 30, 2009, in connection with the restructuring.

Loss on Sale of Short-term Investments

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Loss on sale of short-term investments	$(8,940)	$—	100%

As a percentage of net revenues	(12)%	0%

During the year ended June 30, 2009, we sold all of our 52.5 million shares of UMC common stock for net proceeds of $17.2 million and recorded a loss on sale of approximately $9.0 million under “Loss on sale of short-term investments” in our Consolidated Statement of Operations.

Impairment Loss on UMC Investment

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Impairment loss on UMC investment	$(556)	$(6,480)	(91)%

As a percentage of net revenues	(1)%	(3)%

Impairment loss on UMC investment represents the impairment charge when the decline in the fair value of our investment below our cost basis is determined to be other-than-temporary. For the years ended June 30, 2009 and 2008, we recorded impairment charges of $0.6 million and $6.5 million, respectively, to reflect the decrease in carrying value of the UMC securities we held. We have determined whether an impairment charge is other-than-temporary in nature in accordance with accounting guidance.

Interest Income, Net

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Interest income, net	$2,968	$6,166	(52)%

As a percentage of net revenues	4%	2%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of certificates of deposits and U.S. Treasuries. The average interest rates earned during the years ended June 30, 2009 and 2008 were 1.6% and 2.9%, respectively. The decrease in the average interest income for the year ended June 30, 2009 was primarily due to (i) the reduction of federal funds rate from 2.0% to 0.21% by the Federal Reserve Bank and (ii) a larger percentage of our investment portfolio having been shifted from money market funds to lower yielding U.S. Treasuries during the year ended June 30, 2009.

Other Income, Net

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Other income, net	$4,053	$445	811%

As a percentage of net revenues	5%	0%

Other income, net primarily represents dividend income received from our investments and the foreign currency remeasurement gain or loss. The increase in other income, net for year ended June 30, 2009, compared to the year ended June 30, 2008, was primarily attributable to (i) a $2.6 million foreign currency remeasurement gain related to income taxes payable in foreign jurisdictions, which resulted from the relative strengthening of the U.S. dollar in year ended June 30 2009 compared to a $2.7 million foreign currency remeasurement loss related to income taxes payable in foreign jurisdictions, which resulted from the relative weakness of the U.S. dollar in year ended June 30, 2008, partially offset by (ii) a $1.0 million decrease in gains from the sale of available-for-sale investments and (iii) a $0.6 million decrease in dividend income from the UMC investment compared to the year ended June 30, 2008.

Provision for Income Taxes

	Years Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)

Income tax provision	$5,513	$8,799	(37)%

Effective tax rate	(9)%	46%	(55)%

A provision for income taxes of $5.5 million and $8.8 million was recorded for years ended June 30, 2009 and 2008, respectively. The decrease in our effective tax rate from the year ended June 30, 2008 to the year ended June 30, 2009 was primarily due to a decrease in $4.4 million of amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group. The amortization of foreign taxes associated with intercompany profit on assets remaining within Trident’s consolidated group was completed in year ended June 30, 2009.

Liquidity and Capital Resources

Our principal uses of cash include funding operating activities, the creation of new products, acquisitions of intangible assets, ongoing investments in our businesses, capital expenditures, commitments to equity affiliates and acquisitions of businesses. We manage our use of cash with a goal of maintaining adequate cash resources to fund our future operations.

Sources and Uses of Cash

Cash and cash equivalents at December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Cash and cash equivalents	$93,224	$147,995

Our primary cash inflows and outflows for the year ended December 31, 2010 and 2009 (unaudited) were as follows:

	Year Ended December 31,
	2010	2009
		(Unaudited)
	(Dollars in thousands)

Net cash flow provided by (used in):
Operating activities	$(79,055)	$(50,844)
Investing activities	24,095	(13,594)
Financing activities	189	239

Net decrease in cash and cash equivalents	$(54,771)	$(64,199)

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the year ended December 31, 2010, cash used in operating activities was $79.0 million compared to $50.8 million (unaudited) cash used in operating activities for year ended December 31, 2009. The increase was primarily due to a net loss of $128.9 million in the year ended December 31, 2010 versus a net loss of $78.2 million (unaudited) in year ended December 31, 2009 which resulted from a significant increase in operating expenses related to the NXP acquisition.

On our consolidated balance sheet as of December 31, 2010, accounts receivable increased compared to December 31, 2009, primarily due to our granting credit terms to the new customers which were acquired as a result of the NXP acquisition. Inventories increased primarily due to sales demand from the acquired NXP product lines. Accounts payable decreased due to decreased manufacturing activities and inventory purchases as well as the general timing of payments.

Investing Activities

Cash used in investing activities consists primarily of cash used in business combinations, capital expenditures and purchases of intellectual property. For the year ended December 31, 2010, cash provided by investing activities was $24.1 million compared to a $13.6 million (unaudited) cash used in investing activities for year ended December 31, 2009. The increase in net cash provided by investing activities was primarily attributable to the NXP acquisition, partially offset by the purchase of technologies licenses and the purchase of fixed assets.

Financing Activities

Cash provided by financing activities consists primarily of cash proceeds from the issuance of common stock to employees upon exercise of stock options. Cash provided by financing activities for the year ended December 31, 2010 was $0.2 million.

Liquidity

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. The majority of our cash and cash equivalents are held outside the United States, and, therefore, might be subjected to uncertainties in foreign countries. We believe our current resources are sufficient to meet our needs for at least the next 12 months.

On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our Common Stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $44.0 million. Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of business lines of NXP and Micronas. See Note 13, “Business Combinations,” Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements.

On February 9, 2011, Trident, TMFE and Trident Microsystems (HK) Ltd., or TMHK, entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at our option, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, we may access credit based upon a certain percentage of our eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires us to maintain a specified fixed charge coverage ratio if either our liquidity or availability under the credit agreement drops below certain thresholds.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010:

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$5.1	$4.6	$3.5	$2.6	$1.5	$1.3	$18.6
Purchase Obligations(2)	21.2	1.0	—	—	—	—	22.2

Total	$26.3	$5.6	$3.5	$2.6	$1.5	$1.3	$40.8

(1)	At December 31, 2010, we leased office space and have lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating leases and includes lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 and our corporate headquarters lease that commenced on April 1, 2010 having a $3.6 million total future lease obligation.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance. As of December 31, 2010, we had purchase commitments in the amount of $13.0 million that were not included in the consolidated balance sheet at that date. Of this amount, $1.2 million represents purchase commitments by us to UMC for intellectual properties, software licensing purchases and other commitments. In addition, we entered into an engineering software license and maintenance agreement with NXP on March 5, 2010 having a future net cash obligation of $9.2 million. NXP is obligated under the engineering software license and maintenance agreement to reimburse the Company for $9.2 million.

Rental expense for the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, was $5.9 million, $1.4 million, $1.5 million, and $1.5 million, respectively.

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $0.6 million as of December 31, 2010.

Also, as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. The term of the agreement ends on the readiness of our enterprise resource planning system which is planned to occur in fiscal 2012. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods.

Contingencies

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions.

On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in our Form 8-K filed on February 10, 2010.

On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, we entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.

On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. A hearing for consideration of final approval of the Proposed Settlement has been scheduled for April 15, 2011 at 9:00 a.m. in Courtroom 3 of the United States District Court in San Jose, California. Final approval, without appeal, of the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s counterclaims against us. We cannot predict whether the federal court will order the final approval of the Proposed Settlement and, if it does, whether such decision will be appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to this lawsuit and related to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with applicable accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the fiscal year then ended. On March 26, 2010, the claims by these two former non-employee directors against us, valued at approximately $1.6 million, were waived as part of a comprehensive settlement with us. Currently, the SLC investigation is still in progress only with respect to our former CEO. In June 2010, he filed a claim seeking compensation from us relating to the exercise of his fully vested stock options. As a result, as of December 31, 2010, we maintained a contingent liability totaling $2.7 million in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations for the year ended December 31, 2010. See Note 5, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Significant Accounting Policies,” of Notes to Consolidated Financial Statements in Item 8, of this Report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risks: foreign currency exchange rate risk and interest rate risk.

Foreign currency exchange rate risk

As of December 31, 2010, we had operations in the United States, Taiwan, China, Hong Kong, India, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of these operations is the U.S. dollar. Approximately $66.7 million, or 71.5% of our cash and cash equivalents, were held outside the United States as of December 31, 2010, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars. Since we acquired certain product lines from Micronas in May 2009, we have also incurred manufacturing and related expenses in Euros, and expect to incur additional expenses in Euros in the future as a result of the NXP Transaction.

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

Interest rate risk

We currently maintain our cash equivalents primarily in certificates of deposit, U.S. Treasuries, and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, we have approximately $93.2 million in cash and cash equivalents, of which $62.2 million is cash and $31.0 million is money market funds invested in U.S. Treasuries. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIDENT MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(In thousands, except per share data)

Net revenues	$557,198	$63,011	$75,761	$257,938
Cost of revenues	439,635	47,265	52,433	137,912

Gross profit	117,563	15,746	23,328	120,026
Operating expenses:
Research and development	175,001	32,512	53,016	52,608
Selling, general and administrative	79,161	19,980	29,617	48,598
Goodwill impairment	7,851	—	1,432	—
In-process research and development	—	—	697	—
Restructuring charges	28,261	1,558	810	—

Total operating expenses	290,274	54,050	85,572	101,206

Income (loss) from operations	(172,711)	(38,304)	(62,244)	18,820
Loss on sale of short-term investments	(303)	—	(8,940)	—
Impairment loss on short-term investments	—	—	(556)	(6,480)
Gain on acquisition	43,402	—	—	—
Interest income	868	118	2,968	6,166
Other income (expense), net	951	(1,212)	4,053	445

Income (loss) before provision for income taxes	(127,793)	(39,398)	(64,719)	18,951
Provision for income taxes	1,096	1,129	5,513	8,799

Net income (loss)	$(128,889)	$(40,527)	$(70,232)	$10,152

Net income (loss) per share — Basic	$(0.79)	$(0.58)	$(1.12)	$0.17

Net income (loss) per share — Diluted	$(0.79)	$(0.58)	$(1.12)	$0.16

Shares used in computing net income (loss) per share — Basic	163,438	69,372	62,535	59,367

Shares used in computing net income (loss) per share — Diluted	163,438	69,372	62,535	62,751

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands, except
	par values)

ASSETS
Current assets:
Cash and cash equivalents	$93,224	$147,995
Accounts receivable, net	62,328	4,582
Accounts receivable from related parties	7,337	—
Inventories	23,025	14,536
Notes receivable from related parties	20,884	—
Prepaid expenses and other current assets	18,330	7,357

Total current assets	225,128	174,470
Property and equipment, net	31,566	26,168
Goodwill	—	7,851
Intangible assets, net	82,921	5,635
Long-term receivable from related parties	1,500	—
Other assets	29,826	14,369

Total assets	$370,941	$228,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,828	$18,883
Accounts payable to related parties	26,818	2,401
Accrued expenses and other current liabilities	70,401	26,739
Deferred margin	8,904	329
Income taxes payable	2,077	1,696

Total current liabilities	116,028	50,048
Long-term income taxes payable	25,476	22,262
Deferred income tax liabilities	200	94
Other long-term liabilities	4,933	—

Total liabilities	146,637	72,404

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares and 95,000 shares authorized; 177,046 and 70,586 shares issued and outstanding at December 31, 2010 and 2009, respectively	177	71
Additional paid-in capital	434,825	237,827
Retained earnings (accumulated deficit)	(210,698)	(81,809)

Total stockholders’ equity	224,304	156,089

Total liabilities and stockholders’ equity	$370,941	$228,493

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Six Months Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(128,889)	$(40,527)	$(70,232)	$10,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,903	3,455	12,673	24,270
Depreciation and amortization	27,829	6,745	9,544	5,354
Excess tax benefit from stock-based compensation	—	—	(96)	(561)
In-process research and development	—	—	697	—
Amortization of acquisition-related intangible assets	55,714	2,048	3,985	5,725
Impairment of goodwill	7,851	—	1,432	—
Impairment of intangible assets	—	—	2,689	—
Impairment of technology licenses and prepaid royalties	2,516	—	—	—
Impairment loss on short-term investments	—	200	556	6,480
Gain on acquisition	(43,402)	—	—	—
Loss (gain) on sales of investments	303	(125)	8,966	(969)
Loss on disposal of property and equipment	377	96	83	52
Deferred income taxes	(2,989)	306	63	(722)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(57,746)	(496)	612	4,665
Accounts receivable from related party	3,987	4,954	(5,289)	—
Inventories	(8,489)	(7,708)	1,852	7,583
Notes receivable from related parties	19,016	—	—	—
Prepaid expenses and other current assets	(7,850)	(2,484)	5,885	6,088
Accounts payable	(11,252)	8,009	(577)	(8,902)
Accounts payable to related party	24,417	(3,112)	5,512	—
Accrued expenses and other liabilities	20,479	7,522	(7,309)	(3,574)
Deferred margin	8,575	—	—	—
Income taxes payable	3,595	(10,807)	(2,897)	2,273

Net cash provided by (used in) operating activities	(79,055)	(31,924)	(31,850)	57,914

Cash flows from investing activities:
Purchases of property and equipment	(9,237)	(1,134)	(3,189)	(6,246)
Proceeds from sale of property, plant and equipment	—	18	294	48
Acquisition of businesses, net of cash acquired	46,380	(140)	(2,531)	(1,960)
Proceeds from the capital reduction of UMC investment	—	—	—	7,829
Proceeds from sale of investments	—	223	17,234	6,079
Proceeds from sale of investments in private companies	—	—	—	1,056
Purchases of technology licenses	(13,048)	(7,223)	(6,471)	(5,070)

Net cash provided by (used in) investing activities	24,095	(8,256)	5,337	1,736

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	189	238	1,058	5,523
Excess tax benefit from stock-based compensation	—	—	96	561

Net cash provided by financing activities	189	238	1,154	6,084

Net (decrease) increase in cash and cash equivalents	(54,771)	(39,942)	(25,359)	65,734
Cash and cash equivalents at beginning of year	147,995	187,937	213,296	147,562

Cash and cash equivalents at end of year	$93,224	$147,995	$187,937	$213,296

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,817	$12,296	$1,588	$1,219

Supplemental schedule of non-cash investing and financing activities:
Common stock, preferred shares, and warrants issued in connection with acquisitions of businesses	$188,610	$—	$12,087	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Total
	Common Stock		Paid-in	(Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity
	(In thousands)

Balance at June 30, 2007	57,748	58	179,390	18,798	3,602	201,848
Net income	—	—	—	10,152	—	10,152
Unrealized losses on investments, net of tax	—	—	—	—	(3,6544)	(3,654)

Comprehensive income						6,498

Shares issued pursuant to stock awards, net	3,490	3	5,520	—	—	5,523
Stock-based compensation expense	—	—	24,270	—	—	24,270
Net cash settlement of stock options	—	—	(1,274)	—	—	(1,274)
Tax benefit from stock-based compensation	—	—	393	—	—	393

Balance at June 30, 2008	61,238	61	208,299	28,950	(52)	237,258
Net loss	—	—	—	(70,232)	—	(70,232)
Unrealized gain on short-term investment	—	—	—	—	52	52

Comprehensive loss						(70,180)

Shares issued pursuant to stock awards, net	1,682	2	1,056	—	—	1,058
Shares and warrant issued in connection with the acquisition of Micronas assets	7,000	7	12,080	—	—	12,087
Stock-based compensation expense	—	—	12,673	—	—	12,673
Net cash settlement for TMT’s stock options	—	—	26	—	—	26

Balance at June 30, 2009	69,920	70	234,134	(41,282)	—	192,922
Net loss	—	—	—	(40,527)	—	(40,527)

Comprehensive loss						(40,527)

Shares issued pursuant to stock awards, net	666	1	238	—	—	239
Stock-based compensation expense	—	—	3,455	—	—	3,455

Balance at December 31, 2009	70,586	71	237,827	(81,809)	—	156,089
Net loss	—	—	—	(128,889)	—	(128,889)

Comprehensive loss						(128,889)

Shares issued in connection with the acquisition of NXP assets	104,204	104	188,506	—	—	188,610
Shares issued pursuant to stock awards, net	2,256	2	16	—	—	16
Stock-based compensation expense	—	—	8,476	—	—	8,476

Balance at December 31, 2010	177,046	$177	$434,825	$(210,698)	$—	$224,304

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Business Combinations

On May 14, 2009, we completed our acquisition of selected assets of the frame rate converter, or FRC, demodulator, or DRX, and audio decoder product lines from Micronas Semiconductor Holding AG, or Micronas, a Swiss corporation. In connection with the acquisition, we issued 7.0 million shares of our common stock and warrants to acquire up to 3.0 million additional shares of our common stock, with a combined fair value of approximately $12.1 million, and incurred approximately $5.2 million of acquisition-related transaction costs and liabilities, for a total purchase price of approximately $17.3 million. In connection with this acquisition, we established three new subsidiaries in Europe, Trident Microsystems (Europe) GmbH, or TMEU, Trident Microsystems Nederland B.V., or TMNM, and Trident Microsystems Holding B.V., or TMH, to primarily provide sales liaison, marketing and engineering services in Europe. TMEU is located in Freiburg, Germany and TMNM and TMH are located in Nijmegen, The Netherlands.

On February 8, 2010, we completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of the Company’s total outstanding shares of common stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value our common stock. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock, or the Preferred Shares. The purchase price and fair value of the consideration transferred by us was $140.8 million. In connection with this acquisition, we acquired or established additional subsidiaries in Asia, India and Europe and established a branch office in France of an existing European entity. For details of the acquisition, see Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

Basis of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for Trident and its subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive income (loss). Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) part of the accounts receivable from related party has been reclassified as accounts receivable; (ii) technology licenses classified as prepaid expenses and other current assets have been reclassified as other assets; (iii) deferred margin previously classified as accrual expenses and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities has been separately classified. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss of net cash (used in) provided by operating activities.

Change in Fiscal Year End

On November 16, 2009 the Board of Directors approved a change in the fiscal year end from June 30, to December 31. The change became effective at the end of the quarter ended December 31, 2009. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to July 1, 2009, ended on June 30, and beginning with January 1, 2010, ends on December 31, of each year. In addition, the Company presents the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the transition six month period ended December 31, 2009.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Remeasurement

The Company uses the U.S. dollar as the functional currency for all of its foreign subsidiaries. Sales and purchase transactions are generally denominated in U.S. dollars. The Company has not engaged in hedging transactions to reduce its foreign currency exposure to such fluctuations; however, it may take action in the future to reduce its foreign exchange risk. Gains and losses from foreign currency remeasurements are included in “Other income (expense), net” in the Consolidated Statements of Operations. The Company recorded foreign currency remeasurement losses of $3.1 million during the year ended December 31, 2010, $0.6 million for the six months ended December 31, 2009 and $2.4 million for the year ended June 30, 2008, respectively. The Company recorded a foreign currency remeasurement gain of $1.8 million during the year ended June 30, 2009.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments in money market funds invested in Treasuries and certificates of deposits purchased with an original maturity of ninety days or less from the date of purchase.

Fair Value of Financial Instruments

Currently, the Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their recorded values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk and Other Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, notes receivable and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.

A majority of the Company’s trade receivables is derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. Prior to May 14, 2009, the date of the acquisition of the Micronas business lines, sales to most of the Company’s customers were typically

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency exchange rate risk

As of December 31, 2010, the Company had operations in the United States, United Kingdom, India, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of these operations is the U.S. dollar. Approximately $66.7 million, or 71.5% of the Company’s cash and cash equivalents, were held by entities outside the United States as of December 31, 2010, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of the Company’s subsidiaries outside the United States, substantially all of the Company’s other expenses are incurred in U.S. dollars. Since the Company acquired certain product lines from Micronas in May 2009, the Company has also incurred manufacturing and related expenses in Euros, and expects to incur additional expenses in Euros in the future as a result of the NXP Transaction.

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

Interest rate risk

The Company currently maintains its cash equivalents primarily in certificates of deposit, U.S. Treasuries, and other highly liquid investments. The Company does not have any derivative financial instruments. The Company places cash investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the Company has approximately $93.2 million in cash and cash equivalents, of which $62.2 million is cash and $31.0 million is money market funds invested in U.S. Treasuries. The Company currently intends to continue investing a significant portion of its existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. The Company does not believe that investments, in the aggregate, have significant exposure to interest rate risk. However, the Company will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the global financial environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in-first-out basis. Inventory components are work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. The Company writes down its inventory value for excess and for estimated obsolescence for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. At December 31, 2010, the Company had an inventory reserve balance of $4.6 million. In addition, the Company recorded a $2.8 million liability for ordered product with no expected demand from customers for the year ended December 31, 2010.

Long-lived Assets

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Machinery, equipment and software are depreciated over three years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease terms. The Company’s Shanghai office building is depreciated over a twenty year life and the office building land is subject to a customary local property right certificate. Construction in progress is not subject to depreciation until the asset is placed in service. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals are included in “Other income (expense), net” in the Consolidated Statements of Operations. Depreciation expense was $14.5 million for the year ended December 31, 2010, $2.4 million for the six months ended December 31, 2009, and $3.5 million and $2.5 million for the years ended June 30, 2009 and 2008, respectively.

Amortizable Intangible Assets

The Company has two types of intangible assets:  acquisition-related intangible assets and purchased intangible assets from third-party vendors. Intangible assets are carried at cost, net of accumulated amortization. The Company amortizes acquisition-related identified intangibles on a straight-line basis, reflecting the pattern in which the economic benefits of the intangible asset is consumed, over their estimated economic lives of 4 to 5 years for core and developed technology, 2 to 3 years for customer relationships, 1 year for backlog, 4 to 5 years for patents and the contractual term for service agreements.

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

During the year ended December 31, 2010, the Company wrote off $2.5 million of technology licenses and prepaid royalties under “Cost of revenues” in the Consolidated Statement of Operations. During the year ended June 30, 2009, the Company recognized a $1.0 million impairment loss on acquisition-related intangible assets. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company wrote off $1.7 million of third-party purchased IP under “Research and development” in the Consolidated Statement of Operations for the year ended June 30, 2009. There was no impairment loss recorded during the six month period ended December 31, 2009.

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

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the quarter in which the determination is made. The Company performed its annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010, were used to determine the estimated market value of the television systems operating segment.

Revenue Recognition

The Company recognizes revenues upon shipment directly to end customers provided that persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price is fixed or determinable, there are no customer acceptance requirements, there are no remaining significant obligations and collectability of the resulting receivable is reasonably assured.

The Company records estimated reductions to revenue for customer incentive offerings, including rebates and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets and the Company accrues for 100% of the potential rebates when it is likely that the relevant criteria will be met. A sales returns allowance, which is presented as a reduction to accounts receivable on the Company’s Consolidated Balance Sheet, is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time.

A significant amount of the Company’s revenue is generated through distributors that may benefit from pricing protection and/or rights of return. The Company defers recognition of product revenue and costs from sales to such distributors until the products are resold by the distributor to the end user customers and records deferred revenue less cost of deferred revenues as a net liability on the Company’s Consolidated Balance Sheet. At the time of shipment to such distributors, the Company records a trade receivable at the selling price since there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered and relieve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory for the carrying value of goods shipped since legal title has passed to the distributor. During the year ended December 31, 2010, the Company recognized $131.2 million of product revenue from products that were sold by distributors to the end user customers.

The Company presents any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues.

Stock-based Compensation

The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with applicable accounting guidance, which requires that share-based payments be recognized in its Consolidated Statements of Operations based on their fair values and the estimated number of shares the Company ultimately expects to vest. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than performance-based restricted stock awards with market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (loss) per Share

The Company computes net income (loss) per share in accordance with applicable accounting guidance. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options and warrants to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the FASB’s updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under the updated guidance, the Company is expensing the transaction and employee termination costs associated with the NXP product lines acquisitions, while under the prior accounting standards such costs would have been capitalized. In addition, the Company acquired in-process research and development of $18.0 million in 2010, which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the Company believes the updated guidance had a material impact on its future consolidated financial statements.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. The adoption of this guidance did not significantly impact the Company’s Consolidated financial statements. This guidance was incorporated into the Company’s recognition of revenue.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect adoption to have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and the Company does not expect adoption to have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	BALANCE SHEET COMPONENTS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Cash and cash equivalents:
Cash	$62,226	$86,382
Money market funds invested in U.S. Treasuries	30,998	61,613

Total cash and cash equivalents	$93,224	$147,995

Accounts receivable:
Accounts receivable, gross	$62,962	$4,902
Allowance for sales returns and doubtful accounts	(634)	(320)

Total accounts receivable	$62,328	$4,582

Inventories:
Work in process	$4,751	$12,539
Finished goods	18,274	1,997

Total inventories	$23,025	$14,536

Prepaid expenses and other current assets:
VAT receivable	9,488	3,886
Prepaid and deferred taxes	658	—
Prepaid insurance	524	—
Other	7,660	3,471

Total prepaid expenses and other current assets:	$18,330	$7,357

Property and equipment, net:
Building and leasehold improvements	$21,068	$19,522
Machinery and equipment	29,889	15,427
Software	4,816	4,096
Furniture and fixtures	3,411	2,296

	59,184	41,341
Accumulated depreciation	(27,618)	(15,173)

Total property and equipment, net	$31,566	$26,168

Accrued expenses and other current liabilities:
Compensation and benefits	$22,098	$4,482
Price rebates	6,414	5,913
Wafer and substrate fees	4,203	2,227
VAT Tax payable	4,203	1,256
Royalties	2,579	939
Contingent liabilities	2,758	4,336
Professional fees	2,133	2,912
Restructuring accrual	4,518	—
Warranty accrual	1,596	—
Software licenses	5,989	—
Other	13,910	4,674

Total accrued expenses and other current liabilities	$70,401	$26,739

Deferred margin:
Deferred revenue on shipments to distributors	$18,841	$709
Deferred cost of sales on shipments to distributors	(9,937)	(380)

Total deferred margin	$8,904	$329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances:

(In thousands)

Balance as of June 30, 2008	$1,432

Goodwill acquired	7,708
Impairment charge	(1,432)

Balance as of June 30, 2009	7,708
Goodwill acquired	—
Impairment charge/other	143

Balance as of December 31, 2009	7,851
Goodwill acquired	—
Impairment charge	(7,851)

Balance as of December 31, 2010	$—

The Company performed a goodwill impairment analysis in the quarter ended March 31, 2009 and determined TMBJ’s net book value exceeded the estimated fair value since there will be no future revenues for the products developed by TMBJ, and the Company decided to reallocate its resources to the SOC market and the acquisition of the Micronas product lines. Accordingly, the Company wrote off the entire goodwill balance at TMBJ and recognized a goodwill impairment charge of $1.4 million.

The Company performed an annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010, were used to determine the estimated market value of the television systems operating segment.

Intangible assets and impairment

The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	As of December 31, 2010			As of December 31, 2009
	Gross	Accumulated		Gross	Accumulated	Net
	Carrying	Amortization	Net Carrying	Carrying	Amortization	Carrying
	Amount	and Impairment	Amount	Amount	and Impairment	Amount
	(In thousands)

Intangible assets:
Core & developed	$84,607	$(40,716)	$43,891	$27,751	$(22,366)	$5,385
Customer relationships	25,120	(11,795)	13,325	2,120	(1,944)	176
Backlog	15,166	(15,166)	—	166	(92)	74
Patents	13,000	(2,588)	10,412	—	—	—
In-process R&D	9,144	—	9,144	—	—	—
Service agreements	16,000	(9,851)	6,149	—	—	—

Total	$163,037	$(80,116)	$82,921	$30,037	$(24,402)	$5,635

As of December 31, 2010, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology reaches technical feasibility. As of December 31, 2010, approximately $8.9 million of the in-process research and development has reached technological feasibility and the unamortized portion is included in the estimated future amortization expense of intangible assets. See Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements for a further description of the Company’s in-process research and development.

The following table presents details of the amortization of intangible assets included in net revenues, cost of revenues, research and development and selling, general and administrative expense categories for the periods presented:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(In thousands)

Cost of revenues	$48,206	$1,949	$3,567	$—
Operating expenses:
Research and development	2,818	—	—	—
Selling, general and administrative	4,690	102	398	—

	$55,714	$2,051	$3,965	$—

As of December 31, 2010, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset that has not reached technological feasibility:

Estimated
Year Ending	Amortization
(In thousands)

2011	$38,310
2012	26,706
2013	7,015
2014	1,746
2015 and thereafter	—

Total	$73,777

5.	WARRANTY PROVISION

The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its “Allowance for sales returns” analysis. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to known product warranty issues for the year ended December 31, 2010, six months ended December 31, 2009 and years ended June 30, 2009 and 2008:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(Dollars in thousands)

Accrued product warranty, beginning of period	$—	$—	$256	$800
Charged to (reversal of) cost of revenues	1,666	—	(256)	(372)
Actual product warranty expenses	(70)	—	—	(172)

Accrued product warranty, end of period	$1,596	$—	$—	$256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	COMMITMENTS AND CONTINGENCIES

Commitments

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines from NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP provides to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. The total remaining payment obligation under the Transition Services Agreement is approximately $0.6 million as of December 31, 2010.

The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Also see Note 15, “Related Party Transactions,” of Notes to Consolidated Financial Statements.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010:

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$5.1	$4.6	$3.5	$2.6	$1.5	$1.3	$18.6
Purchase Obligations(2)	21.2	1.0	—	—	—	—	22.2

Total	$26.3	$5.6	$3.5	$2.6	$1.5	$1.3	$40.8

(1)	At December 31, 2010, the Company leased office space and has lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating leases and includes lease commitments resulting from the acquisition of selected assets and liabilities of NXP on February 8, 2010 and its corporate headquarters lease that commenced on April 1, 2010 having a $3.6 million total future lease obligation.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance. As of December 31, 2010, the Company had purchase commitments in the amount of $13.0 million that were not included in the consolidated balance sheet at that date. Of this amount, $1.2 million represents purchase commitments by the Company to UMC for intellectual properties, software licensing purchases and other commitments. In addition, the Company entered into an engineering software license and maintenance agreement with NXP on March 5, 2010 having a future net cash obligation of $9.2 million. NXP is obligated under the engineering software license and maintenance agreement to reimburse the Company for $9.2 million.

Rental expense for the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, was $5.9 million, $1.4 million, $1.5 million, and $1.5 million, respectively.

Contingencies

Intellectual Property Proceedings

In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

video. The complaint seeks a permanent injunction against Trident as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. We intend to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

Shareholder Derivative Litigation

Trident has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions.

On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in our Form 8-K filed on February 10, 2010.

On June 8, 2010, Mr. Lin filed a counterclaim against Trident. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, we entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.

On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. A hearing for consideration of final approval of the Proposed Settlement has been scheduled for April 15, 2011 at 9:00 a.m. in Courtroom 3 of the United States District Court in San Jose, California. Final approval, without appeal, of the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s counterclaims against us. We cannot predict whether the federal court will order the final approval of the Proposed Settlement and, if it does, whether such decision will be appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees in responding to this lawsuit and related to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by our two former non-employee directors, we reduced the contingent liability by $1.6 million. However, because the derivative litigation is still pending with respect to Mr. Lin, who may seek compensation from us relating to the exercise of his fully vested stock options in the event that the Proposed Settlement entered into during February 2011 is either not finally approved by the federal court or successfully appealed thereafter; a $2.8 million contingent liability remained in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commercial Litigation

In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. We have filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that we are not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained our demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. We will demur again, with the hearing set for June 23, 2011. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

General

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of our business. While the Company cannot be certain about the ultimate outcome of any litigation, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on its business, financial position, results of operation or cash flows.

7.	STOCKHOLDERS’ EQUITY

Common Stock Warrants

In connection with the Micronas acquisition, the Company issued warrants to acquire up to 3.0 million additional shares of its common stock. The warrants were valued using the Black-Scholes option pricing model with the following inputs: volatility factor 68%, contractual terms of 5 years, risk-free interest rate of 1.98%, and a market value for Trident stock of $1.43 per share at the acquisition date, May 14, 2009. Warrants to purchase one million shares will vest on each of the second, third and fourth anniversaries of the closing of the transaction, with exercise prices of $4.00 per share, $4.25 per share and $4.50 per share, respectively. The warrants provide for customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. If not yet exercised, the warrants will expire on May 14, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

In connection with the NXP acquisition, the Company issued to NXP four shares of a newly created Series B Preferred Stock, having the rights, privileges and preferences set forth in the Certificate of Designation of the Series B Preferred Stock filed on February 5, 2010 (“Series B Certificate”). The number of shares of Series B Preferred Stock is fixed at four. Each share has a liquidation preference of $1.00, which must be paid prior to any distribution to holders of common stock upon any liquidation of the Company, and no subsequent right to participate in further distributions on liquidation. The shares of Series B Preferred Stock have no dividend rights. The voting rights of the shares of Series B Preferred Stock primarily relate to the nomination and election of up to four members of the Company’s Board of Directors (“Series B Directors”), as distinguished from the other members of the Company’s Board of Directors. For so long as the holders of the Series B Preferred Stock beneficially own 11% or more of the Company’s common stock and are entitled to elect a director, the size of the Company’s Board will be fixed at nine directors. The holders of the Series B Preferred Stock are solely entitled to elect a number of Series B Directors based on a formula relating to their aggregate beneficial ownership of the Company’s common stock as follows: (a) at 40% or greater, four Series B Directors, (b) less than 40% but at least 30%, three series B Directors, (c) less than 30% but at least 20%, two Series B Directors and (d) less than 20% but at least 11%, one Series B Director. The Series B Certificate sets forth the rights of the holders of the Series B Preferred Stock to remove and replace the Series B Directors, as well as their rights to vote as a class to amend, alter or repeal any of its provisions that would adversely affect the powers, designations, preferences and other special rights of the Series B Preferred Stock.

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

8.	EMPLOYEE STOCK PLANS

Voluntary stock option exchange program

On February 10, 2010, the Company commenced a voluntary stock option exchange program, or Exchange Program, previously approved by stockholders at the Company’s annual stockholder meeting on January 25, 2010. The Exchange Program offer period commenced on February 10, 2010 and concluded on March 10, 2010.

Under the Exchange Program, eligible employees were able to exchange certain outstanding options to purchase shares of the Company’s common stock having a per share exercise price equal to or greater than $4.69 for a lesser number of shares of restricted stock or restricted stock units. Eligible employees participating in the offer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Incentive Plans

The Company grants nonstatutory and incentive stock options, restricted stock awards, and restricted stock units to attract and retain officers, directors, employees and consultants. As of December 31, 2010, the Company made awards under two equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2002 Stock Option Plan (the “2002 Plan”). The Company has also adopted the 2001 Employee Stock Purchase Plan; however purchases under this plan have been suspended. Options to purchase Trident’s common stock remain outstanding under three incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan and the 1996 Nonstatutory Stock Option Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (“TTI Plan”). The options granted under the TTI Option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

In May 2006, Trident’s stockholders approved the 2006 Plan, which provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, cash-based and other stock-based awards and nonemployee director awards of up to 4,350,000 shares. On March 31, 2008, Trident’s Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 4,350,000 shares to 8,350,000 shares, which was subsequently approved in a special stockholders’ meeting on May 16, 2008. For purposes of the total number of shares available for grant under the 2006 Plan, any shares that are subject to awards of stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with awards other than stock options, stock appreciation rights, deferred compensation award or other award that requires the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant shall be counted against the available-for-grant limit as 1.38 shares for every one share issued. Stock options granted under the 2006 Plan must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant. In February, 2010, the stockholders of the Company approved the adoption of the 2010 Equity Incentive Plan, which supersedes the 2006 Plan and the 2002 Plan. The 2006 Plan and 2002 Plan were terminated on January 26, 2010.

Stock options granted under the TTI Plan expire no later than ten years from the grant date. Options granted under the TTI Plan were generally exercisable one or two years after date of grant and vest over a requisite service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for share-based payments, including grants of stock options and awards to employees and directors, in accordance with applicable accounting guidance, which requires that share-based payments be recognized in its consolidated statements of operations based on their fair values and the estimated number of shares the Company ultimately expects will vest. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2010, six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008 include compensation expense for stock-based payment awards granted prior to, but not yet vested as of, June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of previous accounting guidance, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions accounting guidance applicable since then. In accordance with applicable accounting guidance, the Company recognizes stock-based compensation expense on a straight-line basis over the service period of all stock options and awards other than the performance-based restricted stock award with market conditions that was granted to its former Chief Executive Officer under the 2006 Plan. For purposes of expensing this single performance-based grant, the Company elected to use the accelerated method.

Valuation Assumptions

The Company values its stock-based payment awards granted using the Black-Scholes model, except for the performance-based restricted stock award with a market condition granted under the 2006 Plan during the year ended June 30, 2008, for which the Company elected to use a Monte Carlo simulation to value the award.

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

For the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Year Ended	Six Months Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008

Expected terms (in years)	4.78	4.74	3.94	4.20
Volatility	69.02%	68.58%	62.68%	52.25%
Risk-free interest rate	2.25%	2.41%	2.83%	3.97%
Expected dividend rate	—	—	—	—
Weighted average fair value	1.79	$1.13	$1.27	$5.04

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon observed interest rates appropriate for the expected term of options to purchase Trident common stock. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis, if necessary.

Stock-Based Compensation Expense

The following table summarizes the impact of recording stock-based compensation expense under applicable accounting guidance for the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008. The Company has not capitalized any stock-based compensation expense in inventory for the year ended December 31, 2010, six months ended December 31, 2009 or the years ended June 30, 2009 and 2008 as such amounts were immaterial.

	Year Ended,	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2010	2009	2009	2008
	(Dollars in thousands)

Cost of revenues	$372	$124	$587	$763
Research and development	3,550	1,665	7,539	12,418
Selling, general and administrative	2,981	1,666	4,547	15,424

Total stock-based compensation expense	$6,903	$3,455	$12,673	$28,605

$4.3 million of the $15.4 million in selling, general and administrative expenses for the year ended June 30, 2008 was related to the contingent liability and we reduced selling, general and administrative expense and the contingent liability by $1.5 million during the year ended December 31, 2010, due to a partial settlement with two former non-employee directors as discussed below in “Modification of Certain Options.”

The following table summarizes the Company’s stock option activities for the year ended December 31, 2010, six months ended December 31, 2009 and for the years ended June 30, 2009 and 2008:

	Shares	Options Outstanding
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
	(Shares in thousands, except per share amounts)

Balance at June 30, 2007	3,584	9,802	$6.82
Options increase under 2006 Plan	4,000
Plan shares expired	(594)	—	—
Restricted stock granted(1)	(1,273)	—	—
Restricted stock cancellation(1)	192	—	—
Options granted	(1,870)	1,870	10.60
Options exercised	—	(2,778)	2.01
Options cancelled, forfeited or expired	1,369	(1,369)	10.58

Balance at June 30, 2008	5,408	7,525	$8.94
Plan shares expired	(594)	—	—
Restricted stock granted(1)	(1,512)	—	—
Restricted stock cancellation(1)	424	—	—
Options granted	(1,859)	1,859	2.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Options Outstanding
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
	(Shares in thousands, except per share amounts)

Options exercised	—	(1,062)	1.23
Options cancelled, forfeited or expired	1,454	(1,454)	9.90

Balance at June 30, 2009	3,321	6,868	$8.21
Plan shares expired	(314)	—	—
Restricted stock granted(1)	(1,486)	—	—
Restricted stock cancellation(1)	304	—	—
Options granted	(891)	891	1.98
Options exercised	—	(321)	1.18
Options cancelled, forfeited or expired	749	(749)	10.78

Balance at December 31, 2009	1,683	6,690	$7.48

Plan shares expired	(4,335)	—	—
Options increase under 2010 Plan	42,300
Restricted stock granted(1)	(5,150)	—	—
Restricted stock cancellation(1)	790	—	—
Options granted	(794)	794	1.79
Options exercised	—	(159)	1.19
Options cancelled, forfeited or expired	2,298	(2,298)	13.01

Balance at December 31, 2010	36,792	5,027	$4.28

(1)	Restricted stock is deducted from shares available for grant under the 2006 Plan at a 1 to 1.38 ratio and under the 2010 plan at a 1 to 1.20 ratio.

As of December 31, 2010 the total number of stock options exercisable was approximately 2,760,000 with a weighted average exercise price of $5.49. As of December 31, 2009 the total number of stock options exercisable was approximately 3,531,000 with a weighted average exercise price of $8.72. At June 30, 2009 and 2008, the total number of stock options exercisable was approximately 3,412,000 and 3,817,000, respectively. At June 30, 2009 and 2008, the aggregate outstanding exercisable stock options had a weighted average exercise price of $8.22 and $5.65, respectively.

During the year ended December 31, 2010, six months ended December 31, 2009, and the years ended June 30, 2009 and 2008, the total pre-tax intrinsic value of stock options exercised was $0.9 million, $0.3 million and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding and exercisable as of December 31, 2010 (in thousands except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(in Years)	Price	Shares	Price

$0.78 — $1.70	1,282	4.1	$1.30	1,082	$1.27
$1.73 — $2.02	1,412	9.0	$1.91	231	$2.01
$2.06 — $4.34	1,301	7.4	$2.93	580	$3.03
$4.69 — $24.40	1,032	5.9	$12.92	867	$13.32

Total	5,027	6.7	$4.28	2,760	$5.49

The aggregate intrinsic value of options outstanding as of December 31, 2010 was $0.6 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the $1.78 per share closing price of Trident’s common stock on December 31, 2010, which would have been received by the option holders had all option holders exercised and sold their options on that date.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at December 31, 2010 was $0.6 million and 6.6 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at December 31, 2010 was $0.6 million and 5.3 years, respectively. The aggregate intrinsic value is calculated based on the closing price of Trident’s common stock for all in-the-money options on December 31, 2010.

As of December 31, 2010, there was $2.1 million of total unrecognized compensation cost related to stock options granted under all Employee Benefit Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity for Trident’s restricted stock awards, or RSAs, and restricted stock units, or RSUs, for the year ended December 31, 2010, six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, respectively:

		Weighted Average
		Grant-Date Fair
	Shares	Value per Share
	(Shares in thousands, except per share amounts)

Nonvested balance at June 30, 2007	275	$19.98
Granted	923	12.20
Vested	(50)	19.64
Forfeited	(140)	13.92

Nonvested balance at June 30, 2008	1,008	$13.71
Granted	1,096	3.33
Vested	(247)	3.85
Forfeited	(307)	10.86

Nonvested balance at June 30, 2009	1,551	$7.02
Granted	1,076	1.92
Vested	(379)	7.55
Forfeited	(220)	5.94

Nonvested balance at December 31, 2009	2,028	$4.44
Granted	4,292	1.75
Vested	(1,255)	1.55
Forfeited	(613)	2.46

Nonvested balance at December 31, 2010	4,452	$2.93

Both RSAs and RSUs typically vest over a three or four year period. The fair value of the RSAs and RSUs was based on the closing market price of the Company’s common stock on the date of award. The table above includes an RSA of 110,000 performance-based shares issued to the Company’s former Chief Executive Officer on October 23, 2007 as part of her initial new hire award. As part of the Resignation Agreement and Release of Claims between the Company and the former Chief Executive Officer, the 110,000 performance-based shares were accelerated and an insignificant amount of expense was recognized in January 2011.

The table above also includes performance-based RSU awards of 67,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s former Chief Executive Officer. The RSU award granted to the former Chief Executive Officer were cancelled during January 2011 and no expense was recognized in January 2011.

The table above also includes performance-based RSU awards of 35,000 shares under the 2006 Plan, granted on October 4, 2009, to the Senior Vice President of Engineering. The RSU award granted to the Vice President of Engineering was cancelled during January 2010 and an insignificant amount of expense was recognized for the year ended December 31, 2010.

The table above also includes awards of 650,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the year ended December 31, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013.

The fair value of the performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.83%. The weighted-average grant-date fair value of the performance share awards was $1.11. During the year ended December 31, 2010, stock-based compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense $0.3 million was recorded, respectively for these performance share awards based on service conditions having been met. As of December 31, 2010, none of these performance share awards had vested.

The Company recognized expense for RSAs and RSUs, including performance share awards granted under the 2010 Plan, for the year ended December 31, 2010, of $5.7 million. A total of $7.1 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Modification of Certain Options

Extended Exercise

Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan (“2006 Plan S-8”). This suspension continued in effect through August 22, 2007, the date of the filing of the registration statement on Form S-8 covering issuances under the 2006 Plan, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the Special Litigation Committee of the Board of Directors (“SLC”) decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the second quarter of year ended June 30, 2008. On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the year ended June 30, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above, and the related expenses were included in “Selling, General and Administrative Expenses” in the Consolidated Statement of Operations as of that date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because Trident’s stock price was lower than the prices at which the Company’s former CEO and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. On March 26, 2010, the claims by these two former non-employee directors against the Company, valued at approximately $1.5 million in the aggregate, were waived as part of a comprehensive settlement with the Company. However, because the derivative litigation is still pending with respect to Mr. Lin, who may seek compensation from us relating to the exercise of his fully vested stock options in the event that the Proposed Settlement entered into during February 2011 is either not finally approved by the federal court or successfully appealed thereafter; a $2.8 million contingent liability remained in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of December 31, 2010. See Note 6, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Consolidated Financial Statements.

As of December 31, 2010, there was $7.1 million of total unrecognized compensation cost related to RSAs and RSUs granted under the Employee Stock Plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

9.	INCOME TAXES

The Company is required to recognize and measure all uncertain tax positions taken that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

The Company’s unrecognized tax benefits as of December 31, 2010 relate to various domestic and foreign jurisdictions. A reconciliation of the year ended December 31, 2010, six months ended December 31, 2009 and year ended June 30, 2009 reflects the amount of unrecognized tax benefits as follows:

		Six Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	June 30,
	2010	2009	2009

Balance at beginning of period	$43,571	$42,366	$42,987
Increases related to current year tax positions	4,840	739	4,486
Increases (decreases) related to prior year tax positions	(12,543)	466	(4,767)
Expiration of the statute of limitations for the assessment of taxes	(952)	—	(340)

Balance at end of period	$34,916	$43,571	$42,366

Included in the unrecognized tax benefits of $34.9 million as of December 31, 2010 was $25.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. In addition to the unrecognized tax benefits noted above, the Company accrued $0.2 million of interest expense and penalties for the year ended December 31, 2010. In addition, the amounts associated with the interest and penalties for six months ended December 31, 2009 and year ended June 30, 2009 are immaterial.

The Internal Revenue Service has initiated an examination of the Company’s U.S. corporate income tax returns for the years ended December 31, 2009, June 30, 2009 and June 30, 2008. At this time, it is not possible to estimate the potential impact that the examination may have on income tax expense. Substantially all material foreign income tax matters have been concluded through calendar year 2003. Although timing of the resolution or closure on audits is highly uncertain, the Company believes it is reasonably possible that our unrecognized tax benefits could decrease between zero and $3 million within the next 12 months due to the outcome of certain tax audits or statute of limitations in foreign jurisdictions.

The Company has provided for U.S. federal and foreign withholding taxes on non-U.S. subsidiaries undistributed earnings of approximately $37 million as of December 31, 2010. No material provision has been made for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes that might be payable upon remittance of the Company’s non U.S. subsidiaries undistributed earnings due to the accumulated deficit as of December 31, 2010.

Income (loss) before provision for income taxes is as follows:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(Dollars in thousands)

United States	$3,990	$(11,316)	$(20,374)	$(34,419)
Foreign	(131,783)	(28,082)	(44,345)	53,370

	$(127,793)	$(39,398)	$(64,719)	$18,951

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Six Months
	December 31,	Ended December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(Dollars in thousands)

Current:
Federal	$(6)	$(3)	$181	$311
State	12	1	1	1
Foreign	4,079	825	5,268	9,209

	$4,085	$823	$5,450	$9,521
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	(2,989)	306	63	(722)

	(2,989)	306	63	(722)

	$1,096	$1,129	$5,513	$8,799

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets (liabilities) are comprised of the following:

		Six Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)

Deferred income tax assets:
Research and development credits	$8,317	$13,861	$13,557
Net operating losses	6,907	7,962	5,665
Capital loss	609	9,424	9,424
Reserves and accruals	2,436	865	733
Other	4,769	4,484	5,091

Deferred income tax assets	23,038	36,596	34,470
Valuation allowance	(15,275)	(32,443)	(30,010)

Deferred income tax assets, net	7,763	4,153	4,460
Total deferred income tax liabilities:
Unremitted earnings of foreign subsidiaries	(3,806)	(3,981)	(3,981)

Total deferred income tax liabilities	(3,806)	(3,981)	(3,981)

Net deferred income tax assets	$3,957	$172	$479

As discussed in Note 13, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock. The impact of this event reduced loss carry forwards from $142 million and $120 million for federal and state income tax purposes, respectively, to a range between $45 million and $18 million for each federal and state income tax purposes. Federal and state net operating losses will begin to expire in the year ending 2018 and 2012, respectively. Federal tax credit carry forwards were also reduced to $2.0 million. Federal tax credits will begin to expire in the year ending 2030. As of December 31, 2010, state tax credits of $12.1 million are available for carryforward indefinitely.

Recognition is prohibited of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. As of December 31, 2010, the Company’s non-recognized deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions was reduced from $33 million to $7 million also due to the NXP transaction and resulted 382 limitation as discussed above. Such unrecognized deferred tax benefits would have been accounted for as a credit to additional paid-in capital, if and when realized, through a reduction in income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate for the recorded provision for income taxes is as follows:

		Six Months
	Year Ended	Ended,	Years Ended
	December 31,	December 31,	June 30,
	2010	2009	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	5.4	5.7	7.0	11.7
Research and development credit	(4.3)	0.7	1.2	(3.5)
Foreign rate differential	(36.9)	(27.8)	(32.2)	(53.8)
Valuation allowance	(2.6)	(15.4)	(28.7)	19.7
Permanent differences	3.4	0.0	7.4	35.7
Other	(0.9)	(1.1)	1.8	1.6

Effective income tax rate	(0.9)%	(2.9)%	(8.5)%	46.4%

10.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended	Six Months Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2009	2008
	(Dollars in thousands, except per share data)

Net income (loss)	$(128,889)	$(40,527)	$(70,232)	$10,152
Shares used in computing basic per share amounts	163,438	69,372	62,535	59,367
Dilutive potential common shares	—	—	—	3,384

Shares used in computing diluted per share amounts	163,438	69,372	62,535	62,751

Net income (loss) per share:
Basic	$(0.79)	$(0.58)	$(1.12)	$0.17

Diluted	$(0.79)	$(0.58)	$(1.12)	$0.16

Potentially dilutive securities(1)	5,027	6,690	6,868	4,916

(1)	Dilutive potential common shares consist of stock options. Warrants, restricted stock awards, and restricted stock units are excluded because their effect would have been anti-dilutive. The potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

11.	FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost-based investments are subject to periodic impairment review. In determining that a decline in value of one of our investments has occurred during the period ended December 31, 2009 and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the Company’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets, measured at fair value, as of December 31, 2010:

	Fair Value Measurement at Reporting Date
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Money market funds invested in U.S. Treasuries(1)	$30,998	$30,998	$—	$—

Total	$30,998	$30,998	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets, measured at fair value, as of December 31, 2009:

	Fair Value Measurement at Reporting Date
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Money market funds invested in U.S. Treasuries(1)	$61,613	$61,613	$—	$—

Total	$61,613	$61,613	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.

12.	RESTRUCTURING

During the first quarter of 2010, the Company began procedures to streamline its operations. As a result of this decision, the Company recorded for the year ended December 31, 2010 $28.3 million of restructuring expenses related to severance, related employee benefits and closure of certain facilities. Included in restructuring expenses for the year ended December 31, 2010 is $6.5 million of costs related to the closure of the Company’s Munich office. Current restructuring plans were substantially completed by the end of the year; however, some restructuring activity is likely to extend into 2011. Restructuring charges are recorded under “Restructuring charges” in the Company’s Consolidated Statement of Operations.

Prior to the close of the Company’s acquisition of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of $28.3 million for the year ended December 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 13, “Business Combinations,” of Notes to Consolidated Financial Statements.

The following table presents the changes in the Company’s restructuring accrual for the periods presented below:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Restructuring liabilities, beginning of period	$—	$—	$—	$—
Severance and related charges	28,261	1,558	810	—
Net cash payments	(23,743)	(1,558)	(810)	—

Restructuring liabilities, end of period	$4,518	$—	$—	$—

13.	BUSINESS COMBINATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The composition of the governing body of the combined entity — Major decisions require the approval of at least two-thirds of the members of Trident’s Board of Directors. Five of the nine members of the Board of Directors following the closing of the acquisition were legacy Trident directors.

The composition of senior management of the combined entity — The senior management of the Company following the acquisition was primarily composed of members of the Company’s pre-acquisition senior management.

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

The following is the consideration transferred by the Company representing the total purchase price:

	Shares	Amount
	(In thousands)

Issuance of Trident common shares to NXP	104,204,348	$188,610
Issuance of Trident preferred shares to NXP	4	—
Purchase of Trident common shares by NXP		(30,000)
Net cash payment by NXP		(14,235)
Contingent returnable consideration(a)		(3,588)

Acquisition date fair value of total consideration transferred		$140,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final purchase price of $140.8 million was allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

Amount
(In thousands)

Assets acquired:
Cash	$2,145
Prepaid expenses and other current assets	14,375
Inventory notes receivable(b)	39,900
Fixed assets(c)	10,487
Non-current assets	4,500
Service agreements(d)	16,000
Acquired intangible assets(e)	117,000
Deferred tax asset(f)	796

Liabilities assumed:
Accrued liabilities	(16,199)
Non-current liabilities	(4,815)

Fair market value of the net assets acquired	184,189
Gain on acquisition(g)	(43,402)

Total purchase price	$140,787

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition based on their fair value as of the closing of the acquisition. Total acquisition related expenses incurred through March 31, 2010, recorded as operating expenses, were approximately $11.7 million. Assets acquired in the acquisition as of February 8, 2010 were reviewed and adjusted, if required, to their fair value.

The Company utilized a methodology referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks.

(a)	Prior to the close of the Acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the Acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the Acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the Acquisition close date. The entire severance cost was paid by NXP after the close of the Acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.

(b)	As of the effective date of the asset acquisition, the Company acquired two inventory notes receivable (the “Note” or “Notes”). The first Note is for $19.1 million and allowed the Company to purchase finished goods inventory on March 22, 2010.

The second Note is for $20.8 million and allows the Company to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in fiscal 2012. For additional details related to notes receivable, see Note 15, “Related Party Transactions,” of Notes to Consolidated Financial Statements.

(c)	Fixed assets (property and equipment) were measured at fair value and could include assets that are not intended to be used in their highest and best use. The Company’s fixed assets were reduced by $1.4 million, resulting from new information received by the Company subsequent to filing the Company’s Form 10-Q for the three months ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The backlog fair value represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition.

The acquired intangible assets, their fair values and weighted average amortized lives, are as follows (dollars in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant assumptions at the acquisition date underlying the valuations of IPR&D for the NXP acquisition completed on February 8, 2010:

		February 8, 2010
			Expected
		Estimated	Commencement
		Cost to	Date of Significant
Set-Top Box Development Projects	Fair Value	Complete	Cash Flows
	(In thousands)

Apollo/Shiner	$8,856	$1,400	Completed
Kronos	7,731	1,800	February 2012
Other	1,413	2,700	February 2013

Total	$18,000	$5,900

The Company received and sampled first silicon on the Apollo/Shiner product and in November 2010 determined that the project is complete. Minor validation and testing work will continue prior to achieving high volume production which is anticipated to occur in 2011. The asset was re-designated a finite-lived intangible asset within the core technology category and amortization of the asset commenced in November 2010 over an expected useful live of 3 years. The Company continues to develop the Kronos and other product lines with the expectation the products will be fully developed in 2012 and 2013, respectively.

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

The Company used the income approach to determine fair value of the assets. The key factor that led to the recognition of a gain on acquisition was a decline of $54.2 million in the fair value of Trident’s common stock purchase consideration between the date that the definitive agreement was signed on October 4, 2009 (based on a closing price of $2.33 per share) and the acquisition date of February 8, 2010 (based on a closing price of $1.81 per share), as determined in accordance with applicable accounting guidance.

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

Micronas agreed to sublease 17,000 square feet of the office spaces located in Munich, Germany to the Company. The Company used the office spaces for general and administration, research and engineering services. The Munich office was closed during 2010 and the Company incurred a restructuring charge of $1.1 million representing the remaining lease payment obligation.

The acquisition was accounted for using the purchase method of accounting in accordance with applicable accounting guidance. Under the purchase method of accounting, the total purchase price, discussed below, is allocated to the net tangible and identifiable intangible assets of the Micronas Assets acquired in connection with the acquisition based on their fair value as of the closing of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisition is as follows (in thousands):

Fair value of common stock	$10,668
Acquisition-related costs	4,136
Fair value of common stock warrants	1,419
In-process research and development	697
Value added taxes	336
Cash paid in exchange for outstanding shares of Micronas Netherlands B.V	10

Total purchase price	$17,266

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

Purchase Price Allocation

The allocation of the purchase price of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was based on their fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Under the purchase method of accounting, the total purchase price was allocated to net tangible and identifiable intangible assets acquired based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents		$142
Accounts receivable		259
Other current assets		97
Property and equipment		4,818
Deferred tax assets		175
Liabilities assumed:
Accounts payable		(133)
Accrued liabilities		(366)
Above market lease liability		(356)

Net tangible assets acquired		4,636
Amortizable intangible assets acquired:	Useful life
Core technology	3 years	4,059
Backlog	13 months	166
Goodwill	Indefinite	7,708
In-process research and development		697

Total purchase price allocation		$17,266

Assets acquired and liabilities assumed in the acquisition as of May 14, 2009 were reviewed and adjusted, if required, to their fair value. Existing technology consists of products that have reached technological feasibility. The Company valued the core technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the products that use the technology. Backlog valued at $0.2 million represented the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition. Backlog was valued using a DCF model. Of the total purchase price, $0.7 million has been allocated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in-process research and development (“IPR&D”) and was expensed during the year ended June 30, 2009. IPR&D relates to expense spent on masks and tools, which has no alternative future use and was completed after the announcement date but prior to the closing date.

Of the total purchase price, $7.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The technology acquired in the acquisition will provide a greater diversity of products and enhanced research and development capabilities, which will allow the Company to pursue expanded market opportunities. These opportunities, along with the ability to leverage the existing workforce acquired in the acquisition, were the significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with applicable guidance, goodwill is not amortized but will be reviewed at least annually for impairment or more frequently if certain triggering events occur. In the event that management determines the value of goodwill has become impaired, the Company will incur an expense in the amount of the impairment during the quarter in which the determination is made. See Note 4, “Goodwill and Intangible Assets,” Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements for additional details. The Company performed its annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment.

Goodwill and amortization of intangibles are not tax deductible. The estimated future amortization expense of the Company’s purchased finite-lived intangible assets acquired is as follows (amounts in thousands):

Amount

Year ended December 31, 2011	$1,353
Year ended December 31, 2012	$504

Total	$1,857

Unaudited Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information for the years ended December 31, 2010 and 2009 assuming the business combinations had been consummated at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

	Years Ended December 31,
	2010	2009
	(Unaudited)

Pro forma net revenues	$604,616	$579,959
Pro forma net loss	(126,813)	(278,860)
Pro forma net loss per share
— basic and diluted	(0.73)	(1.63)

All of the Company’s identifiable intangible assets from its acquisitions, including backlog, core and developed technology acquired and customer relationships are subject to amortization. The weighted average useful lives of acquired intangibles are approximately 4 to 5 years for core technology, 2-3 years for customer relationships, and approximately 1 year for backlog, 4 to 5 years for patents and the contractual term for service agreements. See Note 4, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

Geographic Information

Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended June 30,
Revenues:	2010	2009	2009	2008
	(Dollars in	(Dollars in
	thousands)	thousands)

Japan	$69,941	$5,257	$41,615	$91,306
Europe	138,309	17,557	13,841	53,801
Asia Pacific	120,659	11,317	14,061	32,618
South Korea	188,365	28,353	5,819	79,608
Americas	39,924	527	425	605

Total revenues	$557,198	$63,011	$75,761	$257,938

The Company’s long-lived assets are located in the following countries:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

China	$21,422	$21,277
Europe	3,076	3,361
Americas	5,068	1,050
Taiwan	760	465
Asia Pacific	1,240	15

Total	$31,566	$26,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers

The following table shows the percentage of the Company’s revenues for the year ended December 31, 2010, the six months ended December 31, 2009 and the years ended June 30, 2009 and 2008 that was derived from customers who individually accounted for more than 10% of revenues in that period.

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2010	2009	2009	2008

Revenue:
Samsung	21%	29%	*	29%
Philips	13%	10%	10%	19%
LG	*	15%	*	*
Midoriya (supplier to Sony)	*	*	38%	28%
Sharp	*	*	11%	*

*	Less than 10% of net revenues

As of December 31, 2010, the Company had a high concentration of accounts receivable with Philips Group which accounted for 20% of gross accounts receivable.

15.	RELATED PARTY TRANSACTIONS

NXP

In connection with the NXP acquisition, the Company acquired two inventory notes receivable. The first Note bears interest at an annual interest rate of 2.75%, and the second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company settled the first Note, totaling $19.0 million, during the three months ended June 30, 2010, of which $11.6 million was settled in finished goods inventory, and $7.4 million was settled in cash. The Company received the cash during the quarter ended September 30, 2010. The Company expects the second Note to be settled in 2011.

Total purchases from NXP for the year ended December 31, 2010 were $309.9 million. Total purchases for the year ended December 31, 2010 include approximately $25.7 million of transition services and approximately $284.2 million of primarily product purchases. As of December 31, 2010, the outstanding accounts payable to NXP was $25.8 million, the outstanding accounts receivable from NXP was $7.3 million and the outstanding long-term receivable from NXP was $1.5 million. At December 31, 2010, the Company had a note receivable from NXP of $20.9 million associated with inventory purchases from NXP, of which the entire balance was a current asset on the Company’s Consolidated Balance Sheet. During the period from February 8, 2010 to March 22, 2010, the Company and NXP had a commissionaire’s agreement whereby NXP acted on the Company’s behalf for product sales. Total revenue during this period was $51.8 million, all of which was paid in the three months ended September 30, 2010. The accounts receivable from NXP of $7.3 million at December 31, 2010, was not related to the sales of product.

In connection with the Acquisition, the Company and NXP entered into the following agreements, each effective as of February 8, 2010:

•	Intellectual Property Transfer and License Agreement: Under this agreement, between TMFE and NXP, NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE, or Dutch Newco, certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Stockholder Agreement: This agreement, between the Company and NXP, sets forth the designation of nominees to the Trident Board, providing certain restrictions on the right of NXP to freely vote its shares of Trident common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Trident common stock, subject to certain exceptions, including transfers to affiliates. In addition, under this agreement, NXP has agreed to standstill restrictions for nine years, including restrictions on the future acquisition of Trident securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of Trident. The NXP Stockholder Agreement also sets forth certain major decisions that may only be taken by the Trident Board upon a supermajority vote of two-thirds of the directors present. The NXP Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to the Shares, and grants certain preemptive rights to NXP with respect to future issuances of Trident common stock.

•	Transition Services Agreement: Under this agreement, NXP agrees to provide to Trident for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranges from three to 18 months, provided that the services for IT and ITC could continue into the fourth quarter of 2011.

•	Manufacturing Services Agreement: Under this agreement, contract manufacturing services are to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for products acquired by Trident. The term of the agreement ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented in fiscal 2012.

•	Contract Services Agreement: Under this agreement, certain employees of NXP are to provide contract services to Trident for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Trident personnel. Depending on the service provided, the term ranges from 2 to 12 months.

The total remaining payment obligation for services through the end of the terms of these agreements was approximately $0.6 million as of December 31, 2010.

Micronas

Total purchases from Micronas for the year ended December 31, 2010, were $28.0 million. As of December 31, 2010, the outstanding accounts payable to Micronas was $1.1 million. Total purchases from Micronas for the six months ended December 31, 2009, were $16.2 million. As of December 31, 2009, the outstanding accounts payable to Micronas was $2.4 million, and the outstanding accounts receivable from Micronas was $0.3 million.

See Note 13, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements, which provides a summary of the related party agreements entered into with Micronas due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009.

16.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. The Company’s severance investment plan liability is calculated based on the salary of employees multiplied by years of service, and the resulting balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $3.1 million is included in other non-current liabilities on the Company’s Consolidated Balance Sheets. A corresponding asset of $3.1 million is included in other assets, on the Company’s Consolidated Balance Sheets. The underfunded balance of this plan was $0.06 million as of December 31, 2010.

The Company’s India subsidiary has a gratuity plan and a compensated absence plan pursuant to which the Company is required to make payments. The Company’s liability for gratuity plan is calculated based on the salary of employees multiplied by years of service. The Company’s liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balances of $0.6 million is included in other non-current liabilities on the Company’s Consolidated Balance Sheets. A corresponding asset of $0.5 million is included in other assets, on the Company’s Consolidated Balance Sheets. The underfunded balance of these plans was $0.1 million as of December 31, 2010.

Employee 401(k) Plan

The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 25% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation (for those employees with one or more years of service with the Company). The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not exceed the lesser of 50% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.3 million for the year ended December 31, 2010 and $0.05 million for the six months ended December 31, 2009 and each of the years ended June 30, 2009 and 2008. During January 2010, the Company changed the fiscal year of the Retirement Plan from June 30 to December 31.

17.	SUBSEQUENT EVENTS

Executive Severance Agreements

On January 20, 2011, the Company and its former President, Christos Lagomichos, entered into a Confidential Retirement Agreement and Release of Claims. Under the terms of the agreement, the Company will pay Mr. Lagomichos a lump sum payment of approximately $1.3 million, subject to applicable withholding. In addition, the Company will pay certain premiums for coverage under COBRA. In consideration of these benefits, Mr. Lagomichos granted the Company a release of claims.

On February 10, 2011, the Company and its former Chief Executive Officer, Sylvia Summers, entered into a Resignation Agreement and Release of Claims. Under the terms of the agreement, the Company will pay Ms. Summers a lump sum payment of $1.3 million, subject to applicable withholding. In addition, the vesting of any equity awards that might vest within twelve months will be accelerated and the Company will pay certain premiums for coverage under COBRA. In consideration of these benefits, Ms. Summers granted the Company a release of claims.

Bank Line Of Credit

On February 9, 2011, the Company, TMFE and Trident Microsystems (HK) Ltd., or TMHK, entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at the option of the Company, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, the Company may access credit based upon a certain percentage of its eligible accounts receivable outstanding, subject to eligibility requirements, limitations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires the Company to maintain a specified fixed charge coverage ratio if either the Company’s liquidity or availability under the credit agreement drops below certain thresholds.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the year ended December 31, 2010 and 2009. The sum of quarterly net loss per share, basic and diluted, may not equal total net loss per share, basic and diluted, due to variation in shares outstanding.

TRIDENT MICROSYSTEMS, INC.

	Year Ended December 31, 2010
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March	June	September	December	Total
	(Dollars in thousands, except per share amounts)

Net revenues	$90,404	$171,648	$176,568	$118,578	$557,198

Gross profit	$13,786	$32,901	$48,170	$22,706	$117,563

Net loss	$(8,779)	$(48,817)	$(17,514)	$(53,779)	$(128,889)

Net loss per share — Basic:	$(0.07)	$(0.28)	$(0.10)	$(0.31)	$(0.79)

Net loss per share — Diluted:	$(0.07)	$(0.28)	$(0.10)	$(0.31)	$(0.79)

Shares used in computing net loss per share — Basic	129,969	174,018	174,553	174,772	163,438

Shares used in computing net loss per share — Diluted	129,969	174,018	174,553	174,772	163,438

On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident Microsystems common stock. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” The purchase price and fair value of the consideration transferred by Trident was $140.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TRIDENT MICROSYSTEMS, INC.

	Year Ended December 31, 2009
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March	June	September	December	Total
	(Dollars in thousands, except per share amounts)

Net revenues	$6,852	$14,912	$31,093	$31,918	$84,775

Gross profit	$461	$4,622	$10,501	$5,245	$20,829

Net loss	$(16,604)	$(21,075)	$(17,156)	$(23,371)	$(78,206)

Net loss per share — Basic and Diluted:	$(0.27)	$(0.32)	$(0.25)	$(0.34)	$(0.48)

Shares used in computing net loss per share — Basic and Diluted a	61,829	65,565	69,237	69,506	163,438

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trident Microsystems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Trident Microsystems, Inc. and its subsidiaries at December 31, 2010, December 31, 2009, June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for the year ended December 31, 2010, for the six months in the period ended December 31, 2009 and for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in the six month transition period ended December 31, 2009.

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
March 4, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In February 2010, we acquired the set top box product line from NXP. During the year ended December 31, 2010, we completed the incorporation of processes previously separately operated by Micronas and NXP into our own systems and control environment. There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Trident Microsystems Inc. Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of Trident’s year ended December 31, 2010 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

We currently maintain the 2010 Equity Incentive Plan, or 2010 Plan, a plan approved by our stockholders at the 2010 Annual Meeting of Stockholders on January 25, 2010. The 2010 Plan provides for the issuance of our common stock to officers, directors, employees and consultants. In addition, we have adopted our 2001 Employee Stock Purchase Plan, which is currently suspended. Options to purchase our common stock remain outstanding under five equity incentive plans which have expired or been terminated: the 2006 Equity Incentive Plan, or 2006 Plan, the 2002 Stock Option Plan, or 2002 Plan, the 1992 Stock Option Plan, or 1992 Plan, the 1994 Outside Directors Stock Option Plan, or 1994 Plan and the 1996 Nonstatutory Stock Option Plan, or 1996 Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI ’s officers, employees and consultants under the TTI 2003 Employee Option Plan, or TTI Plan. The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2010:

	A		B	B
Securities
	Number of			Remaining
	Securities to		Weighted	Available for
	be Issued		Average	Future Issuance
	upon		Exercise	Under Equity
	Exercise of		Price of	Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights		Rights	Column A)

Equity compensation plans approved by security holders	4,461,847	(1)	$4.32	36,790,585	(1)
Equity compensation plans not approved by security holders	565,300	(2)	$3.97	—

Total	5,027,117		$4.28	36,790,585

(1)	Includes 391,000 shares that are reserved and issuable upon exercise of options outstanding under the 2002 Plan, 635,750 shares that are reserved and issuable upon exercise of options outstanding under the 2005 Plan,

2,702,097 shares that are reserved and issuable upon exercise of options outstanding under the 2006 Plan, and 733,000 shares that are reserved and issuable upon exercise of options outstanding under the 2010 Plan.

(2)	Consists of shares subject to options that are outstanding pursuant to the 1996 Plan, which plan was terminated on June 19, 2007.

Material Features of the 1996 Nonstatutory Stock Option Plan

As of December 31, 2010, we had reserved an aggregate of 1,452,000 shares of common stock for issuance under the 1996 Plan, which was terminated on June 19, 2007. The 1996 Plan provides for the granting of nonstatutory stock options to employees and consultants who are not our officers or directors, with exercise prices per share equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1996 Plan generally have a 10-year term and vest at the rate of 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The vesting of options granted under the 1996 Plan will be accelerated in full in the event of a merger of us with or into another corporation in which the outstanding options are neither assumed nor replaced by equivalent options granted by the successor corporation or a parent or subsidiary of the successor corporation. The 1996 Plan was not required to be and has not been approved by our stockholders.

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

(a) The following documents are filed as part of this report:

Page
Number

1. Financial Statements:
Consolidated Statements of Operations — for the year ended December 31, 2010, six months ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008	53
Consolidated Balance Sheets — at December 31, 2010, December 31, 2009, and June 30, 2009	54
Consolidated Statements of Cash Flows — for the year ended December 31, 2010, six months ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008	55
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — for the year ended December 31, 2010, six months ended December 31, 2009, and for the fiscal years ended June 30, 2009 and 2008	56
Trident Microsystems Inc. Notes to Consolidated Financial Statements	57
Report of Independent Registered Public Accounting Firm	98
2. Valuation and Qualifying Accounts:	108

3.	Exhibits:

Exhibit		Description

2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)
2.2		Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)
3.1		Restated Certificate of Incorporation.(3)
3.3		Amended and Restated Bylaws.(4)
3.4		Amendment to Article VIII of the Bylaws.(5)
3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)
3.6		Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)
3.7		Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)
4.1		Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.
4.2		Specimen Common Stock Certificate.(9)
4.3		Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)
4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)
4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(13)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(13)
10	.9(*)	Summary description of the Company’s 401(k) plan.(13)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(13)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(13)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(14)
10	.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(15)
10	.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(15)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(16)
10	.22(*)	2006 Equity Incentive Plan.(17)
10	.23(*)	Form of Agreements under the 2006 Equity Incentive Plan.(18)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(19)
10	.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(20)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(21)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(22)
10	.30(*)	2009 Executive Bonus Plan(23)
10	.31(*)	Amended Form of Indemnity Agreement for officers and directors(23)
10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(11)

Exhibit		Description

10	.35(**)	Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(11)
10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10	.38(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.(24)
10.39		Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.40(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010.(12)
10	.41(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(25)
10	.42(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010.(26)
10	.43(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.44(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.45(*)	Forms of Agreements under 2010 Equity Incentive Plan.(26)
10	.46(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010.(26)
10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(26)
10	.48(*)	Amended and Restated Executive Retention and Severance Plan, effective as of December 15, 2010.(27)
10.49		Change of Control Policy for Non-Executive Officers and Employees.(27)
10	.50(*)	Amended Forms of Agreements under 2010 Equity Incentive Plan.(27)
10	.51(*)	Letter Agreement dated January 21, 2011 between Philippe Geyres and Trident Digital Systems (UK) Ltd.(28)
10	.52(*)	Letter Agreement dated January 21, 2011 between Philippe Geyres and the Company.(28)
10	.53(*)	First Half 2011 Executive Incentive Plan.(29)
10	.54(*)	Confidential Retirement Agreement and General Release of Claims between Christos Lagomichos and the Company, dated January 20, 2011.(31)
10	.55(**)	Loan, Guaranty and Security Agreement among the Company, Trident Microsystems (Far East) Ltd., Trident Microsystems (HK) Ltd. and Bank of America, N.A., acting through its Singapore branch, dated February 9, 2011.(31)
10	.56(*)	Resignation Agreement and General Release of Claims between Sylvia Summers and the Company, dated February 10, 2011.(31)
10.57		Stipulation of Settlement dated February 15, 2011.(30)
10	.58(*)	Participation Agreement of David Teichmann under Amended and Restated Executive Retention and Severance Plan, effective as of February 7, 2011.(31)
21.1		Subsidiaries of Registrant(31)
23.1		Consent of Independent Registered Public Accounting Firm(31)
24.1		Power of Attorney (Included on signature page)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(31)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(31)
32.1		Section 1350 Certification of Chief Executive Officer.(31)
32.2		Section 1350 Certification of Chief Financial Officer.(31)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(14)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(15)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(17)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(19)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007

(21)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(23)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

(24)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

(25)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(26)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-KT filed with the Securities and Exchange Commission on March 15, 2010.

(27)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2010.

(28)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.

(29)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(30)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2011.

(31)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted or requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC.

By:
/s/  Philippe Geyres
         Philippe Geyres
         Interim Chief Executive Officer

Dated: March 4, 2011

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philippe Geyres, Pete J. Mangan and David L. Teichmann, each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Philippe Geyres Philippe Geyres	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ Pete J. Mangan Pete J. Mangan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2011

/s/ Richard H. Janney Richard H. Janney	Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2011

/s/ Brian R. Bachman Brian R. Bachman	Director	March 2, 2011

/s/ Richard L. Clemmer Richard L. Clemmer	Director	March 3, 2011

/s/ David H. Courtney David H. Courtney	Chairman of the Board	March 2, 2011

/s/ A. C. D’Augustine A. C. D’Augustine	Director	March 1, 2011

Signature	Capacity	Date

/s/ J. Carl Hsu J. Carl Hsu	Director	March 3, 2011

/s/ David M. Kerko David M. Kerko	Director	March 2, 2011

/s/ Raymond K. Ostby Raymond K. Ostby	Director	March 2, 2011

Schedule II

TRIDENT MICROSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

			Charged as a
			Reduction	Write-offs or
		Balance at	(Credit)	Adjustments
		Beginning of	to	Charged to	Balance at
Year	Description	Period	Revenue	Allowance	End of Period
		(In thousands)

12/31/10	Allowance for sales returns and	$320	$314	$—	$634
	allowance for doubtful accounts
12/31/09	Allowance for sales returns and	$56	$264	$—	$320
	allowance for doubtful accounts
6/30/09	Allowance for sales returns and	$300	$(244)	$—	$56
	allowance for doubtful accounts
6/30/08	Allowance for sales returns and	$1,101	$(801)	$—	$300
	allowance for doubtful accounts

			Charged as a
			Reduction	Write-offs or
		Balance at	(Credit)	Adjustments
		Beginning of	to	Charged to	Balance at End
Year	Description	Period	Expenses	Allowance	of Period
		(In thousands)

12/31/10	Valuation allowance for deferred tax assets	$32,443	$—	$(17,168)	$15,275
12/31/09	Valuation allowance for deferred tax assets	$30,010	$—	$2,433	$32,443
6/30/09	Valuation allowance for deferred tax assets	$20,820	$—	$9,190	$30,010
6/30/08	Valuation allowance for deferred tax assets	$23,641	$—	$(2,821)	$20,820

EXHIBIT INDEX

Exhibit		Description

2.1		Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)
2.2		Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)
3.1		Restated Certificate of Incorporation.(3)
3.3		Amended and Restated Bylaws.(4)
3.4		Amendment to Article VIII of the Bylaws.(5)
3.5		Amendments to Article I, Section 2 and Article I, Section 7 of the Bylaws.(6)
3.6		Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)
3.7		Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)
4.1		Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.
4.2		Specimen Common Stock Certificate.(9)
4.3		Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)
4.4		First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)
4.5		Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)
10	.5(*)	1990 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(13)
10	.6(*)	Form of the Company’s Employee Stock Purchase Plan.(13)
10	.9(*)	Summary description of the Company’s 401(k) plan.(13)
10	.10(*)	Form of Indemnity Agreement for officers, directors and agents.(13)
10	.13(*)	Form of 1992 Stock Option Plan amending and restating the 1990 Stock Option Plan included as Exhibit 10.5.(13)
10.16		Foundry Venture Agreement dated August 18, 1995 by and between the Company and United Microelectronics Corporation.(14)
10	.18(*)	Form of Nonstatutory Stock Option Agreement for non-plan grants to directors.(15)
10	.19(+)	Form of 1996 Nonstatutory Stock Option Plan.(15)
10.20		Lease agreement dated April 11, 2006 between the Company and Cooperage Rose Properties for the Company’s principal offices located at 3408-3410 Garrett Drive., Santa Clara, CA(16)
10	.22(*)	2006 Equity Incentive Plan.(17)
10	.23(*)	Form of Agreements under the 2006 Equity Incentive Plan.(18)
10	.24(*)	Offer Letter of Sylvia D. Summers, Chief Executive Officer.(19)
10	.25(*)	Offer Letter of Peter J. Mangan, Vice President, Finance.(20)
10	.28(*)	First Amendment to Trident Microsystems, Inc. 2006 Equity Incentive Plan.(21)
10	.29(*)	Resignation and Consulting Agreement and General Release of Claims dated February 28, 2008 between Jung-Herng Chang and Trident Microsystems, Inc.(22)
10	.30(*)	2009 Executive Bonus Plan(23)
10	.31(*)	Amended Form of Indemnity Agreement for officers and directors(23)
10.34		Form of Warrant for the Purchase of Shares of Common Stock of Trident Microsystems, Inc. to Micronas Semiconductor Holding AG.(11)
10	.35(**)	Cross License Agreement dated May 14, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)

Exhibit		Description

10.36		Stockholder Agreement dated May 14, 2009, between Trident Microsystems, Inc. and Micronas Semiconductor Holding AG.(11)
10.37		Services Agreement dated May 15, 2009, between Trident Microsystems (Far East) Ltd. and Micronas Semiconductor Holding AG.(11)
10	.38(*)	Trident Microsystems, Inc. Executive Retention and Severance Plan.(24)
10.39		Stockholder Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.40(*)	Letter Agreement with Christos Lagomichos dated February 2, 2010.(12)
10	.41(*)	Trident Microsystems, Inc. 2010 Equity Incentive Plan(25)
10	.42(**)	Intellectual Property Transfer and License Agreement between Trident Microsystems (Far East) Ltd. and NXP B.V. dated February 8, 2010.(26)
10	.43(**)	Transition Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.44(**)	Manufacturing Services Agreement between Trident Microsystems, Inc. and NXP B.V. dated February 8, 2010.(26)
10	.45(*)	Forms of Agreements under 2010 Equity Incentive Plan.(26)
10	.46(*)	Confidential Retirement Agreement and General Release of Claims between Trident Microsystems, Inc. and Dr. Donna Hamlin effective January 14, 2010.(26)
10.47		Lease Agreement by and between Kifer Tech Investors LLC and Trident Microsystems, Inc. dated March 5, 2010.(26)
10	.48(*)	Amended and Restated Executive Retention and Severance Plan, effective as of December 15, 2010.(27)
10.49		Change of Control Policy for Non-Executive Officers and Employees.(27)
10	.50(*)	Amended Forms of Agreements under 2010 Equity Incentive Plan.(27)
10	.51(*)	Letter Agreement dated January 21, 2011 between Philippe Geyres and Trident Digital Systems (UK) Ltd.(28)
10	.52(*)	Letter Agreement dated January 21, 2011 between Philippe Geyres and the Company.(28)
10	.53(*)	First Half 2011 Executive Incentive Plan.(29)
10	.54(*)	Confidential Retirement Agreement and General Release of Claims between Christos Lagomichos and the Company, dated January 20, 2011.(31)
10	.55(**)	Loan, Guaranty and Security Agreement among the Company, Trident Microsystems (Far East) Ltd., Trident Microsystems (HK) Ltd. and Bank of America, N.A., acting through its Singapore branch, dated February 9, 2011.(31)
10	.56(*)	Resignation Agreement and General Release of Claims between Sylvia Summers and the Company, dated February 10, 2011.(31)
10.57		Stipulation of Settlement dated February 15, 2011.(30)
10	.58(*)	Participation Agreement of David Teichmann under Amended and Restated Executive Retention and Severance Plan effective as of February 7, 2011.(31)
21.1		Subsidiaries of Registrant(31)
23.1		Consent of Independent Registered Public Accounting Firm(31)
24.1		Power of Attorney (Included on signature page)
31.1		Rule 13a — 14(a) Certification of Chief Executive Officer.(31)
31.2		Rule 13a — 14(a) Certification of Chief Financial Officer.(31)
32.1		Section 1350 Certification of Chief Executive Officer.(31)
32.2		Section 1350 Certification of Chief Financial Officer.(31)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(14)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995. Confidential treatment has been requested for a portion of this document.

(15)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to exhibit of same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(17)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 26, 2006.

(18)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2007.

(19)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.

(20)	Incorporated by reference to exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007

(21)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

(23)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

(24)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

(25)	Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 (No. 333-164532) filed with the Securities and Exchange Commission on January 26, 2010.

(26)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-KT filed with the Securities and Exchange Commission on March 15, 2010.

(27)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2010.

(28)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011.

(29)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(30)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2011.

(31)	Filed herewith.

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

(**)	Confidential treatment has been granted or requested for portions of this agreement.