Form 10-Q
period 2011-03-31
TRIDENT MICROSYSTEMS INC
filed 2011-05-05
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2011, the number of shares of the Registrant’s common stock outstanding was 178,437,957.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2010
Net revenues	$88,333	$90,404
Cost of revenues	68,456	76,618

Gross profit	19,877	13,786
Operating expenses:
Research and development	35,859	37,065
Selling, general and administrative	19,864	20,136
Restructuring charges	4,725	8,395

Total operating expenses	60,448	65,596

Loss from operations	(40,571)	(51,810)
Loss on investments	—	(209)
Gain on acquisition	—	43,402
Interest income	175	270
Other income, net	678	294

Loss before provision for income taxes	(39,718)	(8,053)
Provision for income taxes	1,055	726

Net loss	$(40,773)	$(8,779)

Net loss per share — basic and diluted	$(0.23)	$(0.07)

Shares used in computing net loss per share — basic and diluted	175,502	129,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except par values)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$69,656	$93,224
Accounts receivable, net	43,234	62,328
Receivable from related parties	5,839	7,337
Inventories	13,222	23,025
Notes receivable from related party	20,884	20,884
Prepaid expenses and other current assets	20,688	18,330

Total current assets	173,523	225,128
Property and equipment, net	32,876	31,566
Intangible assets, net	71,212	82,921
Long-term receivable from related party	1,000	1,500
Other assets	37,355	29,826

Total assets	$315,966	$370,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,295	$7,828
Accounts payable to related parties	16,539	26,818
Accrued expenses and other current liabilities	56,697	70,401
Deferred margin	7,692	8,904
Income taxes payable	4,014	2,077

Total current liabilities	101,237	116,028
Long-term income taxes payable	25,850	25,476
Deferred income tax liabilities	200	200
Other long-term liabilities	3,585	4,933

Total liabilities	130,872	146,637

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; .004 and 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (Note 10)	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 178,262 and 177,046 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	178	177
Additional paid-in capital	436,387	434,825
Accumulated deficit	(251,471)	(210,698)

Total stockholders’ equity	185,094	224,304

Total liabilities and stockholders’ equity	$315,966	$370,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(40,773)	$(8,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,715	664
Depreciation and amortization	6,487	5,122
Amortization of acquisition-related intangible assets	11,011	11,455
Impairment of intangible assets	698	—
Impairment of prepaid royalty	—	1,215
Gain on acquisition	—	(43,402)
Loss (gain) on sales of investments	—	209
Loss (gain) on disposal of property and equipment	(70)	4
Deferred income taxes	(128)	(1,261)
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	19,094	(27,833)
Accounts receivable from related parties	1,998	(52,620)
Inventories	9,803	(2,669)
Prepaid expenses and other current assets	177	(3,473)
Accounts payable	1,414	1,395
Accounts payable to related parties	(10,279)	32,486
Accrued expenses and other liabilities	(15,369)	25,219
Income taxes payable	401	2,011

Net cash used in operating activities	(13,821)	(60,257)

Cash flows from investing activities:
Purchases of property and equipment	(1,771)	(928)
Purchases of technology licenses	(8,102)	—
Acquisition of businesses, net of cash acquired	—	46,380
Other assets	—	(3,322)
Proceeds from sale of property, plant and equipment	66	69

Net cash provided by (used in) investing activities	(9,807)	42,199

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	60	46

Net cash provided by financing activities	60	46

Net decrease in cash and cash equivalents	(23,568)	(18,012)
Cash and cash equivalents at beginning of the quarter	93,224	147,995

Cash and cash equivalents at end of the quarter	$69,656	$129,983

Supplemental schedule of non-cash investing and financing activities:
Common stock and preferred shares issued in connection with acquisition of business	$—	$188,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc., or Trident and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s report on Form 10-K, for the period ended December 31, 2010, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending December 31, 2011.
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
Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below and are further discussed in detail in the audited consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2010.
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
     The Company records estimated reductions to revenue for customer incentive offerings, including rebates and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets and the Company accrues for 100% of the potential rebates when it is likely that the relevant criteria will be met. A sales returns allowance, which is presented as a reduction to accounts receivable on the Company’s Condensed Consolidated Balance Sheet, is established based primarily on historical sales returns, analysis of credit memo data and other known factors at that time.
     A significant amount of the Company’s revenue is generated through distributors that may benefit from pricing protection and/or rights of return. The Company defers recognition of product revenue and costs from sales to such distributors until the products are resold by the distributor to the end user customers and records deferred revenue less cost of deferred revenues as a net liability on the Company’s Condensed Consolidated Balance Sheet. At the time of shipment to such distributors, the Company records a trade receivable at the selling price since there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered and relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor. During the three months ended March 31, 2011 and March 31, 2010, the Company recognized $25.1 million and $15.4 million, respectively, of product revenue from products that were sold by distributors to the end user customers.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     During the three months ended March 31, 2011, the Company changed its methodology for recognizing revenue derived from four of its smaller distributors by recording revenue and cost of sales when legal title passes to the distributor. As a result, the Company recorded $0.8 million and $0.3 million in revenue and cost of sales, respectively, during the quarter that was deferred at December 31, 2010. Previously, the Company recognized product revenue and cost of sales only when these four distributors resold products to their end user customers.
     The Company presents any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues.
Reclassifications
     Prior period amounts presented in these Condensed Consolidated Financial Statements include reclassifications to conform to the current period presentation as follows.
Recent Accounting Pronouncements
     In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption did not have a material impact on its consolidated results of operations or financial condition.
     In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
2. BALANCE SHEET COMPONENTS
     The following table provides details of selected balance sheet components:

	March 31, 2011	December 31, 2010
(Dollars in thousands)
Cash and cash equivalents:
Cash	$69,656	$62,226
Money market funds invested in U.S. Treasuries	—	30,998

Total cash and cash equivalents	$69,656	$93,224

Accounts receivable:
Accounts receivable, gross	$43,815	$62,962
Allowance for sales returns and doubtful accounts	(581)	(634)

Total accounts receivable	$43,234	$62,328

Inventories:
Work in process	$3,410	$4,751
Finished goods	9,812	18,274

Total inventories	$13,222	$23,025

Prepaid expenses and other current assets:
Prepaid licenses	697	—
VAT receivable	9,947	9,488
Prepaid and deferred taxes	2,664	658
Prepaid insurance	1,110	524
Other	6,270	7,660

Total prepaid expenses and other current assets:	$20,688	$18,330

Property and equipment, net:
Building and leasehold improvements	$21,386	$21,068
Machinery and equipment	30,484	29,889
Software	7,648	4,816
Furniture and fixtures	3,827	3,411

	63,345	59,184
Accumulated depreciation and amortization	(30,469)	(27,618)

Total property and equipment, net	$32,876	$31,566

Accrued expenses and other current liabilities:
Compensation and benefits	$15,660	$22,098
Price rebate	4,933	6,414
Wafer and substrate fees	1,552	4,203
VAT payable	4,659	4,203
Royalties	2,266	2,579
Contingent liabilities	2,758	2,758
Professional fees	863	2,133
Restructuring accrual	2,355	4,518
Warranty accrual	943	1,596
Software licenses	4,881	5,989
Other	15,827	13,910

Accrued expenses and other current liabilities	$56,697	$70,401

Deferred margin:
Deferred revenue on shipments to distributors	15,220	18,841
Deferred cost of sales on shipments to distributors	(7,528)	(9,937)

Total deferred margin	$7,692	$8,904

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
Assets Measured at Fair Value on a Recurring Basis
     As of March 31, 2011, none of the Company’s cash balances were invested in financial instruments. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2010:

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
4. BUSINESS COMBINATIONS
Acquisition of the television systems and set-top box business lines from NXP B.V.
     On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, equal to 60% of the Company’s total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010, of $1.81 per share, was used to value the Company’s common stock because it is traded in an active market and considered a Level 1 input. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock, or the Preferred Shares.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The acquisition was accounted for using the purchase method of accounting, and the Company was deemed to be the acquirer in accordance with applicable accounting guidance. The determination that the Company was the accounting acquirer was based on a review of all pertinent facts and circumstances. The following key factors of the acquisition transaction were considered by the Company to conclude that it was the acquirer:
     The composition of the governing body of the combined entity — Major decisions require the approval of at least two-thirds of the members of the Company’s Board of Directors. Five of the nine members of the Board of Directors following the closing of the acquisition in February 2010 were legacy Company directors.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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

(a)	Prior to the close of the acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the Acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the Acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the Acquisition close date. The entire severance cost was paid by NXP after the close of the Acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.

(b)	As of the effective date of the acquisition, the Company acquired two inventory notes receivable (the “Note” or “Notes”). The first Note is for $19.1 million and allowed the Company to purchase finished goods inventory on March 22, 2010.

The second Note is for $20.8 million and allows the Company to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in fiscal 2012. For additional details related to the Notes, see Note 13, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

(c)	Fixed assets (property and equipment) were measured at fair value and could include assets that are not intended to be used in their highest and best use. The Company’s fixed assets were reduced by $1.4 million, resulting from new information received by the Company subsequent to filing the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

(d)	Service agreements were measured at fair value and these acquired assets are amortized over the remaining life of the agreement or up to 33 months from the closing date of the transaction. These service agreements include manufacturing and distributor agreements and other services from NXP. The other services include payroll processing, benefits administration, accounting, information technology and real estate administration.

(e)	Identifiable intangible assets were measured at fair value and could include assets that are not intended to be used in their highest and best use. Developed technology consisted of products which have reached technological feasibility. The value of the developed technology was determined by using the discounted income approach.

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

	$117,000

In-process research and development, or IPR&D, consisted of the in-process set-top box projects awaiting completion at the time of the acquisition. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. Acquired IPR&D assets were initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Efforts necessary to complete the in-process research and development include additional design, testing and feasibility analyses.

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

The Company received and sampled first silicon on its Apollo/Shiner product and in November 2010 determined that the project is complete. Minor validation and testing work will continue prior to achieving high volume production which is anticipated to occur in 2011. The asset was re-designated a finite-lived intangible asset within the core technology category and amortization of the asset commenced in November 2010 over an expected useful life of 3 years. The Company continues to develop its Kronos and other product lines with the expectation that these products will be fully developed in 2012 and 2013, respectively.

(f)	The Company’s deferred tax assets were reduced by $3.7 million, resulting from new information received by the Company subsequent to filing the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

(g)	The preliminary purchase price allocation associated with the acquisition of the television systems and set-top box business lines from NXP assigned $48.5 million to gain on acquisition. Subsequently, in accordance with applicable accounting guidance, the gain on acquisition was reduced by $5.1 million and the Company’s deferred tax assets and fixed assets were reduced by $3.7 million and $1.4 million, respectively, resulting from new information received by the Company subsequent to filing the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The Company used the income approach to determine fair value of the assets. The key factor that led to the recognition of a gain on acquisition was a decline of $54.2 million in the fair value of the Company’s common stock purchase consideration between the date that the definitive acquisition agreement was signed on October 4, 2009 (based on a closing price of $2.33 per share) and the acquisition closing date of February 8, 2010 (based on a closing price of $1.81 per share), as determined in accordance with applicable accounting guidance.
     Unaudited Pro Forma Financial Information
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the television systems and set-top box business lines of NXP had occurred on January 1, 2010. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share date):

Three Months Ended
March 31,
2010
Pro forma net revenues	$137,822
Pro forma net loss	$(6,490)
Pro forma net loss per share — Basic	$(0.04)
Shares used in computing pro forma net loss per share — Basic	173,966
     The Company recorded net revenues of $47.9 million and net operating losses of $20.9 million from the NXP acquisition for the quarter ended March 31, 2010.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
     The following table presents goodwill balances and movements for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
(In thousands)
Balance at beginning of quarter	$—	$7,851
Impairment charge	—	—

Balance at end of quarter	$—	$7,851

     The Company performed an annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010 were used to determine the estimated market value of the television systems operating segment.
Intangible assets and impairment
     The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	As of March 31, 2011			As of December 31, 2010
	Gross	Accumulated		Gross	Accumulated	Net
	Carrying	Amortization	Net Carrying	Carrying	Amortization	Carrying
	Amount	and Impairment	Amount	Amount	and Impairment	Amount
	(In thousands)
Intangible assets:
Core & developed	$84,607	$(43,283)	$41,324	$84,607	$(40,716)	$43,891
Customer relationships	25,120	(10,625)	14,495	25,120	(11,795)	13,325
Patents	13,000	(9,690)	3,310	13,000	(2,588)	10,412
In-process R&D	9,144	(698)	8,446	9,144	—	9,144
Service agreements	16,000	(12,363)	3,637	16,000	(9,851)	6,149

Total	$147,871	$(76,659)	$71,212	$147,871	$(64,950)	$82,921

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     As of March 31, 2011, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility. As of March 31, 2011, approximately $0.7 million was impaired and written off and approximately $8.9 million of the in-process research and development has reached technological feasibility and was reclassified to core and developed technology, and the unamortized portion is included in the estimated future amortization expense of intangible assets. See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements, for a further description of the Company’s in-process research and development.
     The following table presents details of the amortization and impairment of intangible assets included in net revenues, cost of revenues, research and development and selling, general and administrative expense categories for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cost of revenues	$9,117	$10,215
Operating expenses:
Research and development	1,394	485
Selling, general and administrative	1,198	755

	$11,709	$11,455

     As of March 31, 2011, the estimated future amortization expense of intangible assets in the table above is as follows, excluding in-process research and development intangible asset that has not reached technological feasibility:

Estimated
Amortization
Year Ending	(In thousands)
2011(remaining 9 months)	$27,299
2012	26,706
2013	7,015
2014	1,746

Total	$62,766

6. RESTRUCTURING
     The Company incurred a restructuring charge of $4.7 million for the three months ended March 31, 2011 as part of the ongoing integration of selected assets purchased from NXP. During the three months ended March 31, 2011, the Company approved plans to restructure some of its research and development operations. These plans included closing one facility in Israel and one facility in San Diego, California and a reduction in force in The Netherlands. The restructuring program is expected to be completed by June 30, 2011.
     Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the transaction. The Company determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the three months ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements. Also, during the three months ended March 31, 2010, the Company shut down one of its European locations, in an effort to streamline its operations, and recorded $4.5 million of restructuring expenses related to severance and related employee benefits to employees who will be terminated. Restructuring charges are recorded under “Restructuring charges” in the Company’s Condensed Consolidated Statement of Operations.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The following table presents the changes in the Company’s restructuring accrual for the three months ended March 31, 2011 and March 31, 2010, respectively:

	Three Months Ended
	March 31, 2011	March 31, 2010
(In thousands)
Restructuring liabilities, beginning of period	$2,983	$—
Severance and related charges	4,725	8,395
Net cash payments (1)	(5,353)	(3,886)

Restructuring liabilities, end of period	$2,355	$4,509

(1)      For the three months ended March 31, 2010 $3.6 million of this amount relates to severance paid by NXP.
7. WARRANTY PROVISION
     The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its Cost of goods sold. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to product warranty issues for the three months ended March 31, 2011 and March 31, 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Accrued product warranty, beginning of period	$1,596	$—
Charged to (reversal of) cost of revenues	204	210
Settlements	(857)	—

Accrued product warranty, end of period	$943	$210

8. BANK LINE OF CREDIT
     On February 9, 2011, the Company, TMFE and Trident Microsystems (HK) Ltd., or TMHK, entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at the option of the Company, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, the Company may access credit based upon a certain percentage of its eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires the Company to maintain a specified fixed charge coverage ratio if either the Company’s liquidity or availability under the credit agreement drops below certain thresholds. The Company incurred loan origination costs and related expenses of $1.0 million, which will be amortized as interest expense based on the effective interest method over the life of the agreement. As of March 31, 2011, the Company had not borrowed funds under the revolving line of credit.
9. EMPLOYEE STOCK PLANS
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Employee Stock Incentive Plans
     The Company grants nonstatutory and incentive stock options, restricted stock awards, restricted stock units and performance share awards with market and service conditions to attract and retain officers, directors, employees and consultants. For the quarter ended March 31, 2010, the Company made awards under the 2010 Equity Incentive Plan or 2010 Plan, which was approved by the Company’s stockholders on January 25, 2010. Options to purchase Trident’s common stock remain outstanding under the following incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan, the 1996 Nonstatutory Stock Option Plan, or 1996 Plan, the 2002 Stock Option Plan, or 2002 Plan and the 2006 Equity Incentive Plan, or 2006 Plan. In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to officers, employees and consultants of Trident Technologies, Inc., or TTI, under the TTI 2003 Employee Option Plan, or TTI Plan. The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.
     The 2010 Plan provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance share awards with market and service conditions, performance units and cash-based and other stock-based awards of up to 32,200,000 shares, subject to increase for unissued predecessor plan shares as set forth in the 2010 Plan. For purposes of the total number of shares available for grant under the 2010 Plan, any shares that are subject to awards of stock options, stock appreciation rights or other awards that require the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant are counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with any other awards, or “full value” awards, are counted against the available-for-grant limit as 1.2 shares for every one share issued. Stock options granted under the 2010 Plan generally must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant. The 2010 Plan supersedes the 2006 Plan and the 2002 Plan. The 2006 Plan and 2002 Plan were terminated on January 26, 2010 following approval of the 2010 Plan by the Company’s stockholders.
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

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     For the three months ended March 31, 2011 and March 31, 2010, respectively the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31,
Employee Incentive Plans	2011	2010
Expected term (in years)	5.03	4.74
Expected volatility	70.84%	68.82%
Risk-free interest rate	2.29%	2.26%
Expected dividend rate	—	—
Weighted average fair value at grant date	$0.83	$1.02
     The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. The Company uses historical volatility in deriving its expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of options to purchase the Company’s common stock. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2011 and March 31, 2010, respectively, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock-Based Compensation Expense
     The following table summarizes the Company’s stock-based award activities for the quarters ended March 31, 2011 and March 31, 2010, respectively. The Company has not capitalized any stock-based compensation expense in inventory for the quarters ended March 31, 2011 and March 31, 2010, respectively, as such amounts were immaterial.

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cost of revenues	$88	$104
Research and development	726	880
Selling, general and administrative	901	1,259

Total stock-based compensation expense	$1,715	$2,243

     During the three months ended March 31, 2011, total stock-based compensation expense recognized in loss before taxes was $1.7 million, and there was no related recognized tax benefit. During the three months ended March 31, 2010, total stock-based compensation expense recognized in income before taxes was $2.2 million, with no related recognized tax benefit, that was reduced by a reduction in a contingent liability associated with the “modification of certain options” described below, by $1.6 million, that was recorded in selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2010.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock Option Awards
     The following table summarizes the Company’s stock option and restricted stock activities for the quarter ended March 31, 2011:

		Options Outstanding
				Weighted
				Average
				Remaining
				Contractual	Aggregate
	Shares Available	Number of	Weighted Average	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Exercise Price	Years)	Value
Balance at December 31, 2010	36,039	5,027	$4.28
Plan shares expired	(431)	—	—
Options increase under 2010 plan	530
Granted	(200)	200	$0.83
Exercised	—	(54)	$1.10
Cancelled, forfeited or expired	646	(646)	$2.56
Restricted stock granted (1)	(1,590)	—	—
Restricted stock cancelled, forfeited or expired (1)	854	—	—

Balance at March 31, 2011	35,848	4,527	$4.43	5.5	$138

Vested and expected to vest at March 31, 2011		4,411	$4.50	5.4	$138

Exercisable at March 31, 2011		3,083	$5.50	4.1	$138

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2010 Plan at a 1 to 1.20 ratio and at a 1 to 1.38 ratio for restricted stock deducted and added back under other previous Plans during the quarter ended March 31, 2011.
     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company’s closing common stock price of $1.15 as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of March 31, 2011 was $1.2 million, which is expected to be recognized over the weighted average service period of 2.1 years.
Restricted Stock Awards and Restricted Stock Units
     The following table summarizes the activity for the Company’s restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2011.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant- Date Fair
(In thousands, except per share data)	Number of Shares	Value
Nonvested balance at December 31 2010	4,452	$2.93
Granted	1,325	$1.40
Vested	(905)	$1.30
Forfeited	(694)	$1.49

Nonvested balance at March 31, 2011	4,178	$3.05

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
     The table above also includes performance-based RSU awards of 67,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s former Chief Executive Officer. The RSU award granted to the former Chief Executive Officer was cancelled during January 2011 and no expense was recognized in January 2011.
     The table above also includes awards of 650,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the year ended December 31, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013.
     The fair value of the performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.83%. The weighted-average grant-date fair value of the performance share awards with market and service conditions was $1.11. During the three months ended March 31, 2011, a stock-based compensation benefit of $0.1 million was recorded,

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
respectively for these performance share awards with market and service conditions having been met. As of March 31, 2011, none of these performance share awards with market and service conditions had vested.
     For the three months ended March 31, 2011, the Company recognized expense for RSAs and RSUs, excluding performance share awards with market and service conditions granted under the 2010 Plan, of $1.4 million. A total of $6.3 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.
     For the three months ended March 31, 2011, the Company recognized expense performance share awards with market and service conditions granted under the 2010 Plan, of $0.2 million. A total of $0.2 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.
     The Company recognized an insignificant amount of expense for RSAs and RSUs granted under its employee equity plans for the quarter ended March 31, 2011. Unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.
     Modification of Certain Options
     Extended Exercise
     Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of the Company’s common stock until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the registration statement on Form S-8 covering issuances under the 2006 Plan, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006, and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of its periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the Special Litigation Committee of the Board of Directors or SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the second quarter of year ended June 30, 2008. On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. For the year ended June 30, 2008, the Company recorded aggregate incremental stock-based compensation expense totaling approximately $5.4 million related to the modifications of option exercise rights of the five former employees as described above, and the related expenses were included in “Selling, General and Administrative Expenses” in the Condensed Consolidated Statement of Operations as of that date.
     Contingent Liabilities
     As stated in the “Extended Exercise” section above, on September 21, 2007, the SLC decided not to allow the Company’s former CEO and two former non-employee directors to exercise their vested options until March 31, 2008. Moreover, on January 30, 2008, the SLC extended, until August 1, 2008, the period during which the two former non-employee directors could exercise their vested options. On March 31, 2008, the SLC entered into an agreement with Frank Lin, the Company’s former CEO, allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of the Company. On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock options without seeking the authorization of the SLC and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with Mr. Lin, allowing him to exercise all of his fully vested stock options without seeking the authorization from the SLC.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Because Trident’s stock price was lower than the prices at which Mr. Lin and each of the two former directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. On March 26, 2010, the claims by these two former non-employee directors against the Company, valued at approximately $1.5 million in the aggregate, were waived as part of a comprehensive settlement with the Company. On April 19, 2011, the federal court entered an order approving a comprehensive settlement among the Company, the derivative plaintiffs and Mr. Lin, which is still currently subject to appeal. In connection with the pending settlement, certain private investment assets will be transferred to Mr. Lin. The Company concluded that the value of these investments approximates the $2.8 million that it had previously recorded as an accrual, therefore, this contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2011. See Note 15, “Shareholder Derivative Litigation” in “Commitment and Contingencies,” of Notes to Condensed Consolidated Financial Statements.
     As of March 31, 2011, there was $6.3 million of total unrecognized compensation cost related to RSAs and RSUs granted under the Company’s employee equity plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.
10. STOCKHOLDERS’ EQUITY
     Common Stock Warrants
     In connection with the acquisition of selected assets from Micronas in 2009, the Company issued warrants to acquire up to 3.0 million additional shares of its common stock. The warrants were valued using the Black-Scholes option pricing model with the following inputs: volatility factor 68%, contractual terms of 5 years, risk-free interest rate of 1.98%, and a market value for the Company’s stock of $1.43 per share at the acquisition date, May 14, 2009. Warrants to purchase one million shares will vest on each of the second, third and fourth anniversaries of the closing of the transaction, with exercise prices of $4.00 per share, $4.25 per share and $4.50 per share, respectively. The warrants provide for customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. If not yet exercised, the warrants will expire on May 14, 2014.
     Preferred Stock
     In connection with the acquisition of selected assets from NXP, the Company issued to NXP four shares of a newly created Series B Preferred Stock, having the rights, privileges and preferences set forth in the Certificate of Designation of the Series B Preferred Stock filed on February 5, 2010 (“Series B Certificate”). The number of shares of Series B Preferred Stock is fixed at four. Each share has a liquidation preference of $1.00, which must be paid prior to any distribution to holders of common stock upon any liquidation of the Company, and no subsequent right to participate in further distributions on liquidation. The shares of Series B Preferred Stock have no dividend rights. The voting rights of the shares of Series B Preferred Stock primarily relate to the nomination and election of up to four members of the Company’s Board of Directors (“Series B Directors”), as distinguished from the other members of the Company’s Board of Directors. For so long as the holders of the Series B Preferred Stock beneficially own 11% or more of the Company’s common stock and are entitled to elect a director, the size of the Company’s Board will be fixed at nine directors. The holders of the Series B Preferred Stock are solely entitled to elect a number of Series B Directors based on a formula relating to their aggregate beneficial ownership of the Company’s common stock as follows: (a) at 40% or greater, four Series B Directors, (b) less than 40% but at least 30%, three series B Directors, (c) less than 30% but at least 20%, two Series B Directors and (d) less than 20% but at least 11%, one Series B Director. The Series B Certificate sets forth the rights of the holders of the Series B Preferred Stock to remove and replace the Series B Directors, as well as their rights to vote as a class to amend, alter or repeal any of its provisions that would adversely affect the powers, designations, preferences and other special rights of the Series B Preferred Stock. On April 28, 2011, the Company and NXP entered into an Amended and Restated Shareholder Agreement, pursuant to which they agreed to seek shareholder approval to amend the Series B Certificate to reduce the number of Series B Directors from four to two. The Company’s stockholders are being asked to vote on and approve this proposed amendment at the Company’s Annual Stockholder Meeting on June 16, 2011.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Preferred Shares Rights
     On July 24, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement or Original Rights Agreement. Pursuant to the Agreement, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right or Right for each outstanding share of the Company’s common stock, par value $0.001, Common Shares of the Company as of August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in Trident in the event of an unsolicited attempt by an acquirer to take over Trident, in a manner or terms not approved by the Board of Directors.
     On July 23, 2008, the Board approved an amendment to the Original Rights Agreement pursuant to an Amended and Restated Rights Agreement dated as of July 23, 2008, or Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement (i) extended the Final Expiration Date, as defined in the Original Rights Agreement, through July 23, 2018; (ii) adjusted the number of shares of Series A Preferred Stock issuable upon exercise of each Right from one one-hundredth to one one-thousandth; (iii) changed the purchase price, Purchase Price of each Right to $38.00; and (iv) added a provision requiring periodic evaluation (at least every three years after July 23, 2008) of the Amended and Restated Rights Agreement by a committee of independent directors to determine if maintenance of the Amended and Restated Rights Agreement continues to be in the best interests of the Company and its stockholders. The Company subsequently amended the Amended and Restated Rights Agreement to provide that the issuance of shares of the Company’s common stock to Micronas and to NXP, respectively, does not trigger the Rights under the Amended and Restated Rights Agreement.
11. NET LOSS PER SHARE
     The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Net loss	$(40,773)	$(8,779)

Shares used in computing net loss per share — basic and diluted	175,502	129,969
Net loss per share — basic and diluted	$(0.23)	$(0.07)

Potentially dilutive securities (1)	4,527	5,483

(1)	Dilutive potential common shares consist of stock options. Warrants, restricted stock awards, and restricted stock units are excluded because their effect would have been anti-dilutive. The potentially dilutive common shares are excluded from the computation of diluted net loss per share for the above periods because their effect would have been anti-dilutive.
12. INCOME TAXES
     The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three months ended March 31, 2011. The Company included in its unrecognized tax benefit of $32.7 million at March 31, 2011, $25.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that our unrecognized tax benefits could decrease by a range between zero and $3.0 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
     We recorded a tax provision of $1.1 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. While the Company is in a loss position on a consolidated basis for the three months ended March 31, 2011 and 2010, respectively, tax expense resulted primarily from income earned in various jurisdictions as a result of reimbursements for intercompany services. Additionally, foreign earnings in some jurisdictions are taxed at rates lower than the 35% federal statutory rate. As a result, our effective tax rates were (2.6%) and (9.0%) in the three months ended March 31, 2011 and 2010, respectively, giving rise to a significant difference between the 35% federal statutory rate and our effective tax rates, in the three months ended March 31, 2011 and 2010.
     The Company’s ability to use federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 4, “Business Combinations”, of Notes to Condensed Consolidated Financial Statements, on February 8, 2010, the Company issued 104,204,348 newly issued shares of its common stock to

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
NXP, equal to 60% of the total outstanding shares of the Company’s common stock. The impact of this event reduced the Company’s availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.
     The Internal Revenue Service has initiated an examination of the Company’s U.S. corporate income tax returns for fiscal years ended June 30, 2008, June 30, 2009 and December 31, 2009. At this time, it is not possible to estimate the potential impact that the examination may have on income tax expense. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
13. RELATED PARTY TRANSACTIONS
     NXP
     In connection with the acquisition of selected assets from NXP, the Company acquired two inventory notes receivable. The first Note was settled during the quarter ended September 30, 2010. The second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company expects the second Note to be settled in 2011.
     Total purchases from NXP for the three months ended March 31, 2011 were $35.1 million. Total purchases for the three months ended March 31, 2011 include approximately $0.8 million of transition services and approximately $34.3 million of primarily product purchases. As of March 31, 2011, the outstanding accounts payable to NXP was $15.6 million, the outstanding accounts receivable from NXP was $5.8 million and the outstanding long-term receivable from NXP was $1.0 million. At March 31, 2011, the Company had a note receivable from NXP of $20.9 million associated with inventory purchases from NXP, of which the entire balance was a current asset on the Company’s Condensed Consolidated Balance Sheet. The accounts receivable from NXP of $5.8 million at March 31, 2011, was not related to the sales of product.
     In connection with the acquisition, the Company and NXP entered into the following agreements, each effective as of February 8, 2010:
•	Intellectual Property Transfer and License Agreement: Under this agreement, between TMFE and NXP, NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE, or Dutch Newco, certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology.
•	Stockholder Agreement: This agreement, between the Company and NXP, sets forth the designation of nominees to the Company’s Board, providing certain restrictions on the right of NXP to freely vote its shares of Company common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Company common stock, subject to certain exceptions, including transfers to affiliates. In addition, under this agreement, NXP has agreed to standstill restrictions for nine years, including restrictions on the future acquisition of Company securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of the Company. The NXP Stockholder Agreement also sets forth certain major decisions that may only be taken by the the Company’s Board upon a supermajority vote of two-thirds of the directors present. The Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to its shares of the Company’s common stock, and grants certain preemptive rights to NXP with respect to future issuances of the Company’s common stock.
•	Transition Services Agreement: Under this agreement, NXP agrees to provide to the Company for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranges from three to 18 months, provided that the services for IT and ITC could continue into the fourth quarter of 2011.
•	Manufacturing Services Agreement: Under this agreement, contract manufacturing services are to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
products acquired by Trident. The term of the agreement ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented in fiscal 2012.
•	Contract Services Agreement: Under this agreement, certain employees of NXP are to provide contract services to the Company for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Company personnel. Depending on the service provided, the term ranges from 2 to 12 months.
     See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements, which provides a summary of the related party agreements entered into with Micronas due to the acquisition of the FRC, DRX, and Audio Decoder product lines from Micronas on May 14, 2009.
14. EMPLOYEE BENEFIT PLANS
     Employee Benefit Plans
     The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. During the quarter ended March 31, 2011, the Company approved a plan to close its Israeli office and will pay out its pension obligations in the second quarter.
     The Company’s India subsidiary has a gratuity plan and a compensated absence plan pursuant to which the Company is required to make payments. The Company’s liability for the gratuity plan is calculated based on the salary of employees multiplied by years of service. The Company’s liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balance of $0.6 million is included in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. A corresponding asset of $0.5 million is included in other assets on the Company’s Condensed Consolidated Balance Sheets. The underfunded balance of these plans was $0.1 million as of March 31, 2011.
     Employee 401(k) Plan
     The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 25% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation (for those employees with one or more years of service with the Company). The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not exceed the lesser of 50% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $0.2 million for the three months ended March 31, 2011. During January 2010, the Company changed the fiscal year of the Retirement Plan from June 30 to December 31 and as a result did not make a match contribution during the three months ended March 31, 2010.
15. COMMITMENTS AND CONTINGENCIES
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
Shareholder Derivative Litigation
     The Company has been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to the Company. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against the Company. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that it may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions.
     On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in the Company’s Form 8-K filed on February 10, 2010.
     On June 8, 2010, Mr. Lin filed a counterclaim against the Company. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, the Company entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.
     On February 15, 2011, the Company entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. The details of the Proposed Settlement among Mr. Lin the Company and the derivative plaintiffs were previously disclosed in the Company’s Form 8-K filed on February 16, 2011. On April 19, 2011, the federal court entered an order finally approving the Proposed Settlement. If the final approval is not successfully appealed, the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s counterclaims against the Company. The Company cannot predict whether the decision of the federal court will be appealed. As a result, the Company cannot predict whether Mr. Lin’s counterclaims against the Company in the federal litigation are likely to result in any material recovery by or expense to the Company. The Company may continue to incur legal fees in connection with this lawsuit and related to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under its advancement obligations. The expense of defending against an appeal may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Regulatory Actions
     As previously disclosed, the Company was subject to a formal investigation by the Securities and Exchange Commission, or SEC, in connection with its investigation into the Company’s historical stock option granting practices and related issues. On July 16, 2010, the Company entered into a settlement with the SEC regarding this investigation. The Company agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. The Company consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by the Company. The final judgment did not require the Company to pay a civil penalty or other money damages. Pursuant to the same judgment, the Company received a payment of $817,509 from Mr. Lin, representing $650,772 in disgorged profits gained as a result of conduct alleged by the SEC in its civil complaint against him, together with prejudgment interest thereon of $166,737. Although the Department of Justice, or DOJ, commenced an informal investigation relating to the same issues, the DOJ has not requested information from the Company since February 20, 2009 and the Company believes that the DOJ has concluded its investigation without taking any action against the Company. The Company believes that the settlement with the SEC concluded the government’s investigations into its historical stock option practices.
Special Litigation Committee
     Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until the Company became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as the Company’s former CEO, Frank Lin, and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
     On January 31, 2008, the SLC extended, until August 31, 2008, the period during which the two former non-employee directors could exercise their unexpired vested options. On March 31, 2008, the SLC entered into an agreement with Mr. Lin allowing him to exercise all of his fully vested stock options. Under this agreement, he agreed that any shares obtained through these exercises or net proceeds obtained through the sale of such shares would be placed in an identified securities brokerage account and not withdrawn, transferred or otherwise removed without either (i) a court order granting him permission to do so or (ii) the written permission of us.
     On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with Mr. Lin, allowing him to exercise all of his fully vested stock options. Because the Company’s stock price as of June 30, 2008 was lower than the prices at which Mr. Lin and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by the Company’s two former non-employee directors, the Company reduced the contingent liability by $1.6 million. On April 19, 2011, the federal court approved a comprehensive settlement among Mr. Lin, the derivative plaintiffs and the Company, however, management cannot predict whether the federal court’s decision will be successfully appealed. In connection with the Proposed Settlement, certain private investment assets will be transferred to Mr. Lin. The Company concluded that the value of these investments approximates the $2.8 million that it had previously recorded as an accrual, therefore, this contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2011.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Indemnification Obligations
     The Company indemnifies, as permitted under Delaware law and in accordance with our Bylaws, our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers, directors and employees in connection with our investigation of our historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable it to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from our insurers of any potentially covered future indemnification payments.
Commercial Litigation
     In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. The Company has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained the Company’s demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. The Company will demur again, with the hearing set for June 23, 2011. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
16. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
     The Company operates in one reportable segment called digital media solutions. The Company has two operating segments, television systems and set-top boxes, aggregated as one reportable segment. The digital media solutions business segment designs, develops and markets integrated circuits for digital media applications, such as digital television and liquid crystal display, or LCD, television. Generally accepted accounting principles in the United States of America establish standards for the method public business enterprises use to report information about operating segments in annual consolidated financial statements and require that those enterprises report selected information about operating segments in interim financial reports. The accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.
     Geographic Information
     Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues may be attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Europe	$29,812	$21,405
Asia Pacific	27,442	15,163
South Korea	18,382	39,213
Americas	7,580	3,360
Japan	5,117	11,263

Total revenues	$88,333	$90,404

     The Company’s long-lived assets are located in the following countries:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
China	$20,886	$21,422
Europe	2,300	3,076
Americas	7,616	5,068
Taiwan	835	760
Asia Pacific	1,239	1,240

Total	$32,876	$31,566

Major Customers
     The following table shows the percentage of the Company’s revenues for the three months ended March 31, 2011 and March 31, 2010 that was derived from customers who individually accounted for more than 10% of revenues in that period.

	Three months ended
	March 31,
	2011	2010
Revenue:
Philips	16%	11%
Arrow Electronics	13%	*
Samsung	10%	30%

*	Less than 10% of revenue
     As of March 31, 2011, the Company had a high concentration of accounts receivable with the Philips group of companies which accounted for 32% of gross accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.
     Various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (see also “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q). Our future results could differ significantly from the forward-looking statements contained herein.
     Our MD&A is organized as follows:
•	Overview. Discussion of our business.
•	Recent Acquisitions. Discussion of our recent acquisition of selected NXP product lines and selected Micronas product lines.
•	Outlook and Challenges. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2011 to the three months ended March 31, 2010.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Overview
     Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “Trident,” “we,” “our” and “us”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. We design, develop and market integrated circuits, or ICs, and related software for processing, displaying and transmitting high quality audio, graphics and images in home consumer electronics applications such as digital TVs (DTV), PC and analog TVs, and set-top boxes. Our product line includes system-on-a-chip, or SoC, semiconductors that provide completely integrated solutions for processing and optimizing video, audio and computer graphic signals to produce high-quality and realistic images and sound. Our products also include frame rate converter, or FRC, demodulator, or DRX, and audio decoder products, interface devices and media processors. Trident’s customers include many of the world’s leading original equipment manufacturers, or OEMs, of consumer electronics, computer display and set-top box products. Our goal is to become a leading provider for the “connected home,” with innovative semiconductor solutions that make it possible for consumers to access their entertainment and content (music, pictures, internet, data) anywhere and at anytime throughout the home.
Recent Acquisitions
     On February 8, 2010, we and our wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident common stock issued which is traded in an active market and considered a level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
Outlook and Challenges
     Our results of operations were as follows:

(In thousands)	Q1 2011	Q4 2010
Net revenue	$88,333	$118,578
Gross margin	$19,877	$22,706
Operating loss	$(40,571)	$(51,242)
Net loss	$(40,773)	$(53,779)
     Our revenues can be significantly impacted by the transition of our customers’ product lines. If our products are designed-in to a customer’s TV, set-top box, or other device, and the customer decreases or discontinues shipments of that device, our revenues with that customer also will decline. In set-top box, customers may ship a given product for three years or more, which provides us with a longer lifecycle for our products and more stable revenue over time. In digital TV, customers often refresh their product lines and re-qualify a supplier annually, which leads to an average one-to-two year lifecycle for most of our digital TV products. As a result, in both TV and set-top box, maintaining and growing revenues depends upon our ability to continuously update our product lines and win new customer designs. Our revenues also are affected by seasonality in the consumer electronics industry, with the first calendar quarter being the weakest quarter in the year, and the third calendar quarter typically being the strongest.
     Revenues for the first quarter ended March 31, 2011 decreased to $88.3 million, which compares with $118.6 million in the fourth quarter ended December 31, 2010. First quarter revenues decreased from the prior sequential quarter as a result of market share losses in our digital TV products, the normal decline of certain legacy products in TV and set top box, and seasonality in the consumer electronics supply chain.
     Net loss for the first quarter was $40.8 million, or $0.23 per share. This compares with a net loss of $53.8 million, or $0.31 per share, in the prior sequential quarter. The reduced loss compared with the prior sequential quarter is primarily the result of improved gross margins related to a better mix of products, reduced amortization of intangible assets as certain assets were became fully amortized in 2010, and lower operating expenses, particularly costs related to transitional support services from NXP.
     In our second quarter ending June 30, 2011, we expect our revenues to decline 15 to 21 percent from the levels achieved in the first quarter ended March 31, 2011. The sequential decline is primarily attributable to the pull-in of orders from the second quarter to the first quarter, as customers were concerned about potential disruptions in the electronics supply chain as a result of the March 2011 earthquake and tsunami in Japan. In addition, the first quarter marked the end of material shipments of our SA-1 digital TV product to one of our large customers. We expect to offset the decline in sales with additional savings in operating expenses, resulting in an operating loss similar to the first quarter of 2011.
     In the second half of 2011, we currently expect revenues to grow as a result of initial shipments of new products and new customer programs in both TV and set-top box. We also expect to achieve further savings in operating expenses. As a result, we currently expect to achieve positive EBITDA in the second half of 2011.
     We ended the first quarter of 2011 with cash and cash equivalents of $69.7 million, consisting of cash and money market funds. Our cash and cash equivalents decreased from December 31, 2010 by $23.6 million. The decline was primarily attributable to the operating loss as well as capital outlays for software and other intellectual property used in the development of our products. As of the end of the second quarter ending June 30, 2011, we currently expect our cash balance to be in the range of $30 million to $40 million. The anticipated decline is primarily attributable to expected changes in working capital as well as our expected operating loss. We expect to maintain our quarter-ending cash balances approximately in this range for the remainder of 2011, as increased sales and positive EBITDA are offset by increased working capital requirements.
Critical Accounting Estimates
     References included in this Quarterly Report on Form 10-Q to “accounting guidance” mean U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements and related disclosures in conformity with GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our critical accounting policies are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our critical accounting policies and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by estimates, assumptions, and judgments, and are used in the preparation of our condensed consolidated financial statements, could differ from actual results and have a material financial impact on ourreported financial condition and results of operations. Our critical accounting policies include revenue recognition, long-lived assets, inventories and income taxes. Below is a summary of our critical accounting policies. A further discussion of these critical accounting policies can also be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Standards
     For a description of the recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see “Note 1, “Basis of Presentation”, in the Notes to Condensed Consolidated Financial Statements.
Financial Data for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010
Net Revenues
     Our revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, market demand, supply constraints, including manufacturing capacity at the foundries that are our primary source for manufacturing our products, capabilities of our products relative to market requirements, and the timeliness of our products relative to our customers’ design-in windows, and competitive factors, including product pricing.
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
     Digital media solutions revenues represented all of our revenues for the quarters ended March 31, 2011 and March 31, 2010. Net revenues are revenues less reductions for rebates and allowances for sales returns.

     The following tables present the comparison of net revenues by regions in dollars and in percentages for the quarters ended March 31, 2011 and March 31, 2010, respectively:
Net revenues comparison by dollars

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands) Revenues by regions (1)	2011	2010	Variance	Variance
Europe	$29,812	$21,405	$8,407	39.3%
Asia Pacific (2)	27,442	15,163	12,279	81.0%
South Korea	18,382	39,213	(20,831)	(53.1%)
Americas	7,580	3,360	4,220	125.6%
Japan	5,117	11,263	(6,146)	(54.6%)

Total net revenues	$88,333	$90,404	$(2,071)	(2.3%)

Net revenues comparison by percentage of total net revenues

	Three Months Ended
	March 31,
Revenues by region (1)	2011	2010	Variance
Europe	33.7%	23.7%	10.0%
Asia Pacific (2)	31.1%	16.7%	14.4%
South Korea	20.8%	43.4%	(22.6%)
Americas	8.6%	3.7%	4.9%
Japan	5.8%	12.5%	(6.7%)

Percentage of net revenues	100.0%	100.0%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.
     The following table shows the percentage of our revenues during the quarters ended March 31, 2011 and March 31, 2010, respectively, that were derived from customers who individually, or through their electronic manufacturing service providers accounted for more than 10% of revenues for those quarters:

	Three months ended
	March 31,
	2011	2010
Revenue:
Philips	16%	11%
Arrow Electronics	13%	*
Samsung	10%	30%

*	Less than 10% of revenues
     The majority of sales made to distributors are recognized when shipment is made to end user customers (sell-through basis). For the quarter ended March 31, 2011, distribution revenue recognized on a sell-through basis was approximately 28% of total revenues.
     As of March 31, 2011, we had a high concentration of accounts receivable with Philips Consumer Electronics International B.V. and Philips’ electronic manufacturing service providers, representing 32% of gross accounts receivable.

Gross Profit

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Gross profit	$19,877	$13,786	$6,091	44.2%
Gross profit %	22.5%	15.2%
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
     Gross profit increased significantly in the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010, primarily as a result of improved product mix, lower sales of lower margin products, and significantly lower amortization of acquisition-related intangibles.
     The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Additions to inventory reserves	$690	$567
Accrual for ordered product with no demand	1,159	—
Lower of cost or market adjustment	—	135
Sales of previously reserved product	(175)	(486)

Net decrease in gross profit	$1,674	$216

     In the quarters ended March 31, 2011 and March 31, 2010, respectively, as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 1.9% and 0.2% of total net revenues respectively. No cost of revenues was recorded with respect to sales of previously reserved product, for the quarters ended March 31, 2011 and 2010, as the inventory was written down to zero.
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
Research and Development

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Research and development	$35,859	$37,065	$(1,206)	(3.3%)
Percentage of net revenues	40.6%	41.0%
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

     Research and development expenses decreased in the quarter ended March 31, 2011 by $1.2 million compared to the quarter ended March 31, 2010. We reduced transition support costs from NXP by $5.6 million, however this was partially offset by increases in certain other costs as a result of incurring a full 13 weeks of expenses related to the acquired NXP product lines in the quarter ended March 31, 2011, compared with only 8 weeks in the quarter ended March 31, 2010. The impact of these additional expenses was reduced as a result of integration activities over the past year, which have reduced our normalized R & D related labor costs significantly. In the quarter ended March 31, 2011, we also incurred charges related to an in-process intangible asset write-off of $0.7 million.
Selling, General and Administrative

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Selling, general and administrative	$19,864	$20,136	$(272)	(1.4)%
Percentage of net revenues	22.5%	22.3%
     Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.
     Selling, general and administrative expenses were roughly flat for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. However, the 2010 first quarter included only 8 weeks of expenses related to the acquisition of the NXP product lines, compared with a full 13 weeks in the 2011 first quarter. In addition, the 2011 first quarter included approximately $2.6 million related to executive severance. On a normalized basis, we have significantly reduced ongoing SG&A expenses over the past year, principally attributable to a decline in transition support services from NXP and labor costs.
Restructuring Charges

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Restructuring charges	$4,725	$8,395	$(3,670)	(43.7%)
Percentage of net revenues	5.3%	9.3%
     We incurred a restructuring charge of $4.7 million for the quarter ended March 31, 2011. This was primarily attributable to the ongoing integration of operations acquired from NXP. We expect the current restructuring plans to be completed by the third quarter of 2011.
     In the quarter ended March 31, 2010, we incurred a restructuring charge of $8.4 million. Prior to the close of our acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the transaction. We have determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the quarter ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred.
     In addition, we initiated a restructuring plan at one of our locations which resulted in a restructuring charge of $4.5 million for the quarter ended March 31, 2010. The restructuring charge consisted primarily of severance and benefit costs.
Interest Income

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Interest income	$175	$270	$(95)	(35.3%)
Percentage of net revenues	0.2%	0.3%

     We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of money market funds. The average interest rates earned during the quarter ended March 31, 2011 and 2010 were 0.1% and 0.2%, respectively. The decrease in interest income for the quarter ended March 31, 2011, compared to the same quarter of the prior year, was primarily due to smaller cash and investment balances. Interest earned during the quarter ended March 31, 2011 and March 31, 2010 includes $0.1 and $0.2 million of interest earned on notes receivable from related parties, respectively.
Gain (loss) on Investments

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Gain (loss) on investments	$—	$(209)	$209	100%
Percentage of net revenues	0.0%	-0.2%
     During the quarter ended March 31, 2010, we recorded a loss on investments of $0.2 million.
Gain on Acquisition

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Gain on acquisition	$—	$43,402	$(43,402)	(100%)
Percentage of net revenues	0.0%	48.0%
     No gain on acquisition was recognized for the three months ended March 31, 2011. As a result of the NXP transaction, we recognized a gain on acquisition of $43.4 million for three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which was less than the fair value of the underlying net tangible and identifiable intangible assets acquired.
Other Income (Expense), Net

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Other income (expense), net	$678	$294	$384	130.7%
Percentage of net revenues	0.8%	0.3%
     The change in other income (expense), net for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, was primarily attributable to a foreign currency gain of $0.5 million during the quarter ended March 31, 2011, compared to a foreign currency remeasurement gain of $0.2 million during the quarter ended March 31, 2010.
Provision for Income Taxes

	Three Months Ended
	March 31,
			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance
Provision for income taxes	$1,055	$726	$329	(45.3%)
Effective income tax rate	-2.7%	-9.0%
     A provision for income taxes of $1.1 million was recorded for the three months ended March 31, 2011. A provision for income taxes of $0.7 million was recorded for the three months ended March 31, 2010. The effective income tax rate for the three months ended March 31, 2011 increased by 6.3 percentage points compared to the three months ended March 31, 2010. The change in our effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, and the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the period associated with legal guidance provided in the jurisdiction relevant to our business operations, in the quarter ended March 31, 2010 as compared to tax expense incurred on a loss in the three months ended March 31, 2011.
Liquidity and Capital Resources
     Cash and cash equivalents at March 31, 2011 and 2010 were as follows:

	March 31,	March 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$69,656	$129,983
     At March 31, 2011, approximately $15.9 million or 22.9% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $53.7 million, or 77.1% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.
     Our primary cash inflows and outflows for the quarters ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010
Net cash flow provided by (used in):
Operating activities	$(13,821)	$(60,257)
Investing activities	(9,807)	42,199
Financing activities	60	46

Net decrease in cash and cash equivalents	$(23,568)	$(18,012)

Operating Activities
     Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the quarter ended March 31, 2011, cash used in operating activities was $13.8 million compared to $60.3 million used in operating activities for the quarter ended March 31, 2010. The significant decrease in cash usage was primarily due to working capital requirements resulting from the acquisition of selected assets from NXP in the comparable prior year period.
Investing Activities
     For the three months ended March 31, 2011, cash used in investing activities was $9.8 million, compared to cash provided by investing activities of $42.2 million in the three months ended March 31, 2010. The cash used in the first quarter of 2011 was primarily attributable to purchases of fixed assets and software licenses. The cash provided in the first quarter of 2010 was primarily attributable to $46.4 million from NXP as part of our acquisition of selected product lines, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment.
Financing Activities
     Cash used in financing activities consists of net cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation, and was negligible for the first quarter of both 2011 and 2010.
Liquidity
     Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in Asia and the global economy. Although the majority of our cash and cash equivalents is held outside the United States, and, therefore, might be subjected to the factors described above, we believe our current cash and credit facility are sufficient to meet our needs for at least the next twelve months.
     On February 8, 2010, we issued 104,204,348 new shares of our common stock to NXP, equal to 60% of the total outstanding shares of our common stock after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP and cash proceeds in the amount of $44 million.
     On February 9, 2011, we entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at our option, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, we may access credit based upon a certain percentage of its eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires us to maintain a specified fixed charge coverage ratio if either the Company’s liquidity or availability under the credit agreement drops below certain thresholds. We incurred loan origination costs and related expenses of $1.0 million, which will be amortized as interest expense based on the effective interest method over the life of the agreement. As of March 31, 2011, we have not borrowed funds under the revolving line of credit and are in compliance with all covenants under the agreement.
     Our liquidity may also be affected if we fail to realize some or all of the anticipated benefits of our acquisitions of selected business lines from NXP and Micronas. We will consider transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. However, there can be no assurance that such Funds will be available on terms acceptable to us.
Commitments
Lease and Purchase Commitments
     The following summarizes our contractual obligations as of March 31, 2011, excluding commitments included in restructuring:

	Remainder of
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$2.4	$4.0	$3.6	$2.7	$1.5	$1.3	$15.5
Purchase Obligations(2)	17.7	5.9	3.0	—	—	—	26.6

Total	$20.1	$9.9	$6.6	$2.7	$1.5	$1.3	$42.1

(1)	At March 31, 2011, we leased office space and had lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, and India. Operating lease obligations include future minimum lease payments under non-cancelable operating.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance.
     Rental expense for the three months ended March 31, 2011 and March 31, 2010 was $1.7 million and 0.9 million, respectively.
NXP Acquisition Related Commitments
     On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. The term of the agreement ends on the readiness of our enterprise resource planning system which is planned to occur in 2012. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods.
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
Shareholder Derivative Litigation
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases have been consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused it to grant options at less than fair market value, contrary to our public statements (including its financial statements); and that as a result those officers and directors are liable to us. No particular amount of damages has been alleged, and by the nature of the lawsuit no damages will be alleged against us. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that it may have relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority includes the claims asserted in the derivative actions.
     On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in the our Form 8-K filed on February 10, 2010.
     On June 8, 2010, Mr. Lin filed a counterclaim against us. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he has suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, we entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.
     On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. On April 19, 2011, the federal court entered an order finally approving the Proposed Settlement. If the final approval is not successfully appealed, the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s counterclaims against us. We cannot predict whether the decision of the federal court will be appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to us. We may continue to incur legal fees in connection with this lawsuit and related to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending against an appeal may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Regulatory Actions
     As previously disclosed, we were subject to a formal investigation by the Securities and Exchange Commission, or SEC, in connection with its investigation into our historical stock option granting practices and related issues. On July 16, 2010, we entered into a settlement with the SEC regarding this investigation. We agreed to settle with the SEC without admitting or denying the allegations in the SEC’s complaint. We consented to entry of a permanent injunction against future violations of anti-fraud provisions, reporting provisions and the books and records requirements of the Securities Exchange Act of 1934 and the Securities Act of 1933. On July 19, 2010, the U.S. District Court for the District of Columbia entered a final judgment incorporating the judgment consented to by us. The final judgment did not require us to pay a civil penalty or other money damages. Pursuant to the same judgment, we received a payment of $817,509 from Mr. Lin, representing $650,772 in disgorged profits gained as a result of conduct alleged by the SEC in its civil complaint against him, together with prejudgment interest thereon of $166,737. Although the Department of Justice, or DOJ, commenced an informal investigation relating to the same issues, the DOJ has not requested information from us since February 20, 2009 and we believe that the DOJ has concluded its investigation without taking any action against us. We believe that the settlement with the SEC concluded the government’s investigations into its historical stock option practices.
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
     On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with our former CEO, allowing him to exercise all of his fully vested stock options. Because Trident’s stock price as of June 30, 2008 was lower than the prices at which our former CEO and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by our two former non-employee directors, we reduced the contingent liability by $1.6 million. On April 19, 2011, the federal court approved a comprehensive settlement among Mr. Lin, the Company and the derivative plaintiffs however, we cannot predict whether the federal court’s decision will be successfully appealed. In connection with the comprehensive settlement, certain private investment assets will be transferred to Mr. Lin. We concluded that the value of these investments approximates the $2.8 million that we had previously recorded as an accrual, therefore, this contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2011.

vested stock options in the event that the Proposed Settlement approved in April 2011 is successfully appealed, a $2.7 million contingent liability remained in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2011.
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
Commercial Litigation
     In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. We have filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained our demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. We will demur again, with the hearing set for June 23, 2011. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Off-Balance Sheet Arrangements
     None.
Recent Accounting Pronouncements
     In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Our adoption did not have a material impact on its consolidated results of operations or financial condition.
     In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Our adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
     As of March 31, 2011, we had operations in the United States, Taiwan, China, Hong Kong, India, Germany, The Netherlands, Japan, Singapore and South Korea. The functional currency of all of these operations is the U.S. dollar. Approximately $53.7 million, or 77.1% of our cash and cash equivalents were held outside the United States as of March 31, 2011, a majority of which is denominated in U.S. dollars. In addition, income tax payable in foreign jurisdictions is denominated in foreign currencies and is subject to foreign currency exchange rate risk. Although personnel and facilities-related expenses are primarily incurred in local currencies due to the location of our subsidiaries outside the United States, substantially all of our other expenses are incurred in U.S. dollars.
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
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2011, we have approximately $69.7 million in cash and cash equivalents. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing money market funds with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Concentrations of Credit Risk and Other Risk
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.
     A majority of our trade receivables is derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. We perform ongoing credit evaluations of our newly acquired customers’ financial condition and generally require no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our products have been manufactured primarily by two foundries,

United Microelectronics Corporation, or UMC, based in Taiwan and Micronas, based in Germany. Effective with the February 8, 2010 closing of our acquisition of certain assets from NXP B.V., we also have products manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information with respect to this item may be found in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” below.

ITEM 1A. RISK FACTORS
     Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.
We have a history of losses and negative cash flow, and we may not be able to generate positive operating income and cash flows in the future.
     We have experienced net losses in each of the past three years. For the three months ended March 31, 2011 and March 31, 2010, we incurred net losses of $40.8 million and $8.8 million, respectively. As of March 31, 2011, we had an accumulated deficit of $251.5 million.
     We expect to continue to incur significant expenses for research and development, sales and marketing, customer support and general and administrative functions as we continue to support our TV and set-top box businesses on a global basis.
     We cannot guarantee that we will achieve profitability in the future. We will have to generate and sustain significantly increased revenue, while continuing to control our expenses, in order to achieve and then maintain profitability. We may also incur significant losses in the future for a number of reasons, including the risks discussed in this “Risk Factors” section and factors that we cannot anticipate. If we are unable to generate positive operating income and cash flow from operations, our liquidity, results of operations and financial condition will be adversely affected.
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
     In addition to the uncertainties created among personnel as a result of the Micronas and NXP transactions and the reorganization of senior management during 2010, we appointed an interim Chief Executive Officer following the January 2011 resignations of our former Chief Executive Officer and former President. Our senior management team, which was reorganized following the NXP transaction, has only worked together for a short period of time. During 2010 we reorganized our Board of Directors, and now have eight members of the Board of Directors, four of whom joined following completion of the NXP transaction, and one vacancy. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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
     Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues further decline, we may be required to incur additional material restructuring charges in connection with efforts to contain and reduce costs. These reductions in available resources may impair our ability to operate, cause harm to our engineering and sales efforts and adversely affect our financial results.
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
     We may borrow under the agreement based upon a certain percentage of our eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. As of April 30, 2011 there are no borrowings outstanding under the agreement. However, if we are not in compliance in the future with covenants under the agreement and are therefore unable to borrow under the credit facility or to refinance existing indebtedness, we may be prevented from using the agreement to fund our working capital needs.
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
     As a result of the NXP Transaction, NXP owns approximately 60% of our issued and outstanding shares of common stock and has elected four of the nine members of our board of directors. Although the Stockholders Agreement between us and NXP, as amended, imposes limits on NXP’s ability to take specified actions related to the acquisition of additional shares of our common stock and the voting of its shares of our common stock, among other restrictions, NXP is still able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of our company or our assets. Further, as a result of the departure of our prior CEO in January 2011, directors appointed by NXP currently constitute four of the eight members on our Board. NXP’s ownership could affect the liquidity in the market for our common stock.
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
     In connection with the NXP transaction, we implemented certain restructurings or work force reductions that took place during 2010. During the year ended December 31, 2010, we recorded $28.3 million of restructuring expenses related to severance and related employee benefits. Restructuring charges are recorded under “Restructuring charges” in our Consolidated Statement of Operations.
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
     Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation as described in Item 2, “Contingencies.” This litigation could impact our relationships with customers and our ability to generate revenues.
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
     On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Proposed Settlement, and on February 17, 2011, the federal court preliminarily approved the Proposed Settlement. On April 19, 2011 the federal court entered an order finally approving the Proposed Settlement. If not successfully appealed, the Proposed Settlement would satisfy the contingency in the settlement of Mr. Lin’s claims against us. We cannot predict whether the final court’s decision will be successfully appealed. As a result, we cannot predict whether Mr. Lin’s counterclaims against us in the federal litigation are likely to result in any material recovery by or expense to Trident. We expect to continue to incur legal fees relating to the Proposed Settlement, including expenses for the reimbursement of certain legal fees of at least Mr. Lin under our advancement obligations. The expense of defending such litigation may be significant. The amount of time to resolve this and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
We may be required to record future charges to earnings if our intangible assets become impaired.
     We are required under generally accepted accounting principles in the United States of America to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our Consolidated Financial Statements during the period in which any impairment of our intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions are based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. For example, in the quarter ended March 31, 2011, we recorded a $0.7 million impairment charge for in-process research and development and in the year ended December 31, 2010, we recorded a $2.5 million impairment charge for technology licenses and prepaid royalties. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
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
Our operations are vulnerable to interruption or loss due to natural disasters, power loss, and other events beyond our control, which would adversely affect our business.
The majority of our research and development activities, our corporate headquarters, information technology systems and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters, several of which are seismically active areas that have experienced major earthquakes in the past. For example, the March 11, 2011 earthquake and tsunami that occurred in Japan caused significant damage in the region and has damaged Japan’s infrastructure and economy. Certain of our suppliers are located in Japan and certain of our Asian suppliers integrate components or use materials manufactured in Japan in the production of our products. Some of our major customers are also based in Japan and their purchasing patterns may be affected by the recent earthquake, which could harm sales of our products. Although we do not currently believe these events will have a material impact on our operations in the second quarter of 2011, conditions could worsen. Uncertainty exists with respect to availability of electrical power, the damage to nuclear power plants and the impact to other Japanese infrastructure. Thus, there is a risk that we could in the future experience delays or other constraints in obtaining components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results. Insurance coverage may not be adequate or continue to be available to us at commercially reasonable rates and terms in the regions where we operate. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.
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

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.57	Stipulation of Settlement dated February 15, 2011.(13)

10.59*	Letter Agreement dated April 1, 2011 between Philippe Geyres and Trident Microsystems (Nederland) B.V. (14)

10.60	Amended and Restated Stockholder Agreement dated April 28, 2011 between NXP B.V. and the Company (14)

10.61+	Amended Forms of Agreement under 2010 Equity Incentive Plan (14)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: May 5, 2011	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.7	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.57	Stipulation of Settlement dated February 15, 2011.(13)

10.59*	Letter Agreement dated April 1, 2011 between Philippe Geyres and Trident Microsystems (Nederland) B.V. (14)

10.60	Amended and Restated Stockholder Agreement dated April 28, 2011 between NXP B.V. and the Company (14)

10.61+	Amended Forms of Agreement under 2010 Equity Incentive Plan (14)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

(+)	Compensatory plans, contracts or arrangements adopted without the approval of security holders pursuant to which equity may be awarded.