Form 10-Q
period 2011-06-30
TRIDENT MICROSYSTEMS INC
filed 2011-08-09
CIK 859475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2011, the number of shares of the Registrant’s common stock outstanding was 180,697,321.

TRIDENT MICROSYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net revenues	$69,569	$171,648	$157,902	$262,051
Cost of revenues	51,567	138,722	120,023	215,340

Gross profit	18,002	32,926	37,879	46,711
Operating expenses:
Research and development	35,491	49,653	71,350	86,717
Selling, general and administrative	16,519	22,311	36,383	42,447
Goodwill impairment	—	7,851	—	7,851
Restructuring charges	(73)	4,470	4,652	12,865

Total operating expenses	51,937	84,285	112,385	149,880

Loss from operations	(33,935)	(51,359)	(74,506)	(103,169)
Gain on investments	2,098		2,098	(209)
Interest income	173	228	348	498
Gain on acquisition	—	—	—	43,402
Other income	4,851	59	5,529	352

Loss before provision for income taxes	(26,813)	(51,072)	(66,531)	(59,126)
Provision (benefit from) for income taxes	(554)	(2,255)	501	(1,530)

Net loss	$(26,259)	$(48,817)	$(67,032)	$(57,596)

Net loss per share — basic and diluted	$(0.15)	$(0.28)	$(0.38)	$(0.38)

Shares used in computing net loss per share — basic and diluted	176,056	174,018	175,862	152,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except par values)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$51,619	$93,224
Accounts receivable, net	32,699	62,328
Accounts receivable from related parties	6,402	7,337
Inventories	13,406	23,025
Notes receivable from related party	20,884	20,884
Prepaid expenses and other current assets	15,418	18,330

Total current assets	140,428	225,128
Property and equipment, net	31,076	31,566
Intangible assets, net	60,861	82,921
Long-term note receivable from related party	500	1,500
Other assets	32,978	29,826

Total assets	$265,843	$370,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,145	$7,828
Accounts payable to related parties	16,142	26,818
Accrued expenses and other current liabilities	44,462	70,401
Deferred margin	6,712	8,904
Income taxes payable	3,683	2,077

Total current liabilities	79,144	116,028
Long-term income taxes payable	23,681	25,476
Deferred income tax liabilities	200	200
Other long-term liabilities	2,376	4,933

Total liabilities	105,401	146,637

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; .004 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (Note 11)	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 180,437 and 177,046 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	180	177
Additional paid-in capital	437,992	434,825
Accumulated deficit	(277,730)	(210,698)

Total stockholders’ equity	160,442	224,304

Total liabilities and stockholders’ equity	$265,843	$370,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(67,032)	$(57,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,396	2,898
Depreciation and amortization	12,787	12,894
Amortization of acquisition-related intangible assets	21,362	30,589
Loss on disposal of property and equipment	(68)	4
Impairment of goodwill	—	7,851
Impairment of technology licenses and prepaid royalties	698	2,078
Severance paid by NXP	—	3,588
Gain on acquisition	—	(43,402)
Loss on sales of investments	(2,098)	209
Deferred income taxes	33	(2,259)
Changes in current assets and liabilities net of effect from acquisition:
Accounts receivable	29,629	(93,231)
Accounts receivable from related parties	1,935	(8,488)
Inventories	9,619	(6,397)
Prepaid expenses and other current assets	3,628	(1,389)
Accounts payable	(1,532)	1,359
Accounts payable to related parties	(10,676)	35,961
Accrued expenses and other liabilities	(27,167)	28,500
Income taxes payable	(190)	839

Net cash used in operating activities	(25,676)	(85,992)

Cash flows from investing activities:
Purchases of property and equipment	(3,035)	(3,222)
Acquisition of businesses, net of cash acquired	—	46,380
Proceeds from sale of property, plant and equipment	67	134
Purchases of technology licenses	(13,025)	(8,436)

Net cash provided by (used in) investing activities	(15,993)	34,856

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	64	56

Net cash provided by financing activities	64	56

Net decrease in cash and cash equivalents	(41,605)	(51,080)
Cash and cash equivalents at beginning of the period	93,224	147,995

Cash and cash equivalents at end of the period	$51,619	$96,915

Supplemental schedule of non-cash investing and financing activities:
Common stock and preferred shares issued in connection with acquisition of business	$—	$188,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS
     Trident Microsystems, Inc. (including our subsidiaries, referred to collectively in this Report as “the Company”) is a provider of high-performance multimedia semiconductor solutions for the digital home entertainment market. Our goal is to become a leading provider for the “connected home,” with innovative semiconductor solutions that make it possible for consumers to access their entertainment and content (music, pictures, internet, data) anywhere and at anytime throughout the home.
2. BASIS OF PRESENTATION
Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trident Microsystems, Inc., or Trident and its subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, for the period ended December 31, 2010, filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year ending December 31, 2011.
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
     The Company records estimated reductions to revenue for customer incentive offerings, including rebates and sales returns allowance in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. The Company accrues for 100% of the potential rebates when it is likely that the relevant criteria will be met. A sales returns allowance, based primarily on historical sales returns, credit memo data and other factors known at that time, is presented as a reduction in accounts receivable on the Company’s Condensed Consolidated Balance Sheet.
     A significant amount of the Company’s revenue is generated through distributors that may benefit from pricing protection and/or rights of return. The Company defers recognition of product revenue and costs from sales to such distributors until the products are resold by the distributor to the end user customers and records deferred revenue less cost of deferred revenues as a net liability on the Company’s Condensed Consolidated Balance Sheet. At the time of shipment to such distributors, the Company records a trade receivable at the selling price since there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered and relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor. During the three and six months ended June 30, 2011, the Company recognized $21.9 million and $47.0 million, respectively, and $42.5 million and $53.4 million during the three and six months ended June 30, 2010, respectively, of product revenue from products that were sold by distributors to the end user customers.
     The Company presents any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption did not have a material impact on its consolidated results of operations or financial condition.
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
      In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.
      In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

3. BALANCE SHEET COMPONENTS
The following table provides details of selected balance sheet components:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$51,619	$62,226
Money market funds invested in U.S. Treasuries	—	30,998

Total cash and cash equivalents	$51,619	$93,224

Accounts receivable:
Accounts receivable, gross	$33,820	$62,962
Allowance for sales returns and doubtful accounts	(1,121)	(634)

Total accounts receivable	$32,699	$62,328

Inventories:
Work in process	$4,351	$4,751
Finished goods	9,055	18,274

Total inventories	$13,406	$23,025

Prepaid expenses and other current assets:
Prepaid licenses	531	—
VAT receivable	10,239	9,488
Prepaid and deferred taxes	914	658
Prepaid insurance	878	524
Other	2,856	7,660

Total prepaid expenses and other current assets:	$15,418	$18,330

Property and equipment, net:
Building and leasehold improvements	$21,598	$21,068
Machinery and equipment	27,891	29,889
Software	7,470	4,816
Furniture and fixtures	3,612	3,411

	60,571	59,184
Accumulated depreciation and amortization	(29,495)	(27,618)

Total property and equipment, net	$31,076	$31,566

Accrued expenses and other current liabilities:
Compensation and benefits	$10,908	$22,098
Price rebate	5,013	6,414
Wafer and substrate fees	1,498	4,203
VAT payable	4,725	4,203
Royalties	1,703	2,579
Contingent liabilities	—	2,758
Professional fees	1,402	2,133
Restructuring accrual	1,215	4,518
Warranty accrual	770	1,596
Software licenses	4,935	5,989
Other	12,293	13,910

Accrued expenses and other current liabilities	$44,462	$70,401

Deferred margin:
Deferred revenue on shipments to distributors	14,480	18,841
Deferred cost of sales on shipments to distributors	(7,768)	(9,937)

Total deferred margin	$6,712	$8,904

4. FAIR VALUE MEASUREMENTS
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
     The Company did not have cash equivalents as of June 30, 2011.

5. BUSINESS COMBINATIONS
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

     Under the purchase method of accounting, the total purchase price is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition based on their fair value as of the closing date of the acquisition. Total acquisition related expenses incurred through March 31, 2010, recorded as operating expenses, were approximately $11.7 million. Assets acquired in the acquisition as of February 8, 2010 were reviewed and adjusted, if required, to their fair value.
     The Company utilized a methodology referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks.
Other NXP related items:
(a)	Prior to the close of the acquisition, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the acquisition. The Company has determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, the full severance cost of $3.6 million was recognized by the Company as an expense on the acquisition close date. The entire severance cost was paid by NXP after the close of the acquisition, was reflected under applicable accounting guidance as contingent returnable consideration, effectively reducing the purchase consideration transferred.

(b)	As of the effective date of the acquisition, the Company acquired two inventory notes receivable (the “Note” or “Notes”). The first Note was for $19.1 million and allowed the Company to purchase finished goods inventory on March 22, 2010.

The second Note was for $20.8 million and allows the Company to purchase work-in-process inventory on the readiness of the Company’s enterprise resource planning system which is projected to be implemented in the first half of fiscal 2012, but no later than August 31, 2012. For additional details related to notes receivable, see Note 14, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

(c)	Fixed assets (property and equipment) were measured at fair value and could include assets that are not intended to be used in their highest and best use. The Company’s fixed assets were reduced by $1.4 million, resulting from new information received by the Company subsequent to filing the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

(d)	Service agreements acquired from NXP were measured at fair value and are amortized over the remaining life of the agreement, up to 33 months from the closing date of the transaction. These service agreements include manufacturing and distributor agreements as well as payroll processing, benefits administration, accounting, information technology and real estate administration.

(e)	Identifiable intangible assets were measured at fair value and could include assets that are not intended to be used in their highest and best use. Developed technology consisted of products which have reached technological feasibility. The value of the developed technology was determined by using the discounted income approach.
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

The Company received and sampled first silicon on the Apollo/Shiner product and in November 2010 determined that the project was complete. Minor validation and testing work will continue prior to achieving high volume production which is anticipated to occur in 2011. The asset was re-designated a finite-lived intangible asset within the core technology category and amortization of the asset commenced in November 2010 over an expected useful live of 3 years. The Company continues to develop the Kronos and other product lines with the expectation the products will be fully developed in 2012 and 2013, respectively.
NXP Related Tax Items:
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
     The Company utilized the income approach to determine fair value of the assets. The key factor that led to the recognition of a gain on acquisition was a decline of $54.2 million in the fair value of the Company’s common stock purchase consideration between the date that the definitive agreement was signed on October 4, 2009 (based on a closing price of $2.33 per share) and the acquisition date of February 8, 2010 (based on a closing price of $1.81 per share), as determined in accordance with applicable accounting guidance.
Unaudited Pro Forma Financial Information
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the television systems and set-top box business lines of NXP had occurred on January 1, 2010. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Pro forma net revenues	$171,648	$309,470
Pro forma net loss	(49,030)	(55,520)
Pro forma net loss per share — Basic	(0.28)	(0.37)
Shares used in computing pro forma net loss per share — Basic	174,018	152,059
     The Company recorded net revenues of approximately $124 million and $172 million and net operating losses of approximately $10 million and $31 million from the acquisition for the three and six months ended June 30, 2010 respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and impairment
     The following table presents goodwill balances and movements for the six months ended June 30, 2011 and 2010:

	June 30,
(In thousands)	2011	2010
Balance at beginning of quarter	$—	$7,851
Impairment charge	—	(7,851)

Balance at end of quarter	$—	$—

Disclosures for Assets Measured at Fair Value on a Non-Recurring Basis
     Management evaluates the recoverability of its identifiable intangible assets and long-lived assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. In determining whether impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured and recorded as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performed an annual goodwill impairment analysis in the quarter ended June 30, 2010 and recorded an impairment charge of $7.9 million, due to the excess of the carrying value over the estimated market value for the television systems operating segment. The market approach method and the Company’s stock price at June 30, 2010, were used to determine the estimated market value of the television systems operating segment.
Intangible assets and impairment
     The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	As of June 30, 2011			As of December 31, 2010
	Gross	Accumulated		Gross	Accumulated	Net
	Carrying	Amortization	Net Carrying	Carrying	Amortization	Carrying
	Amount	and Impairment	Amount	Amount	and Impairment	Amount
			(In thousands)
Intangible assets:
Core & developed	$84,607	$(50,869)	$33,738	$84,607	$(40,716)	$43,891
Customer relationships	25,120	(17,195)	7,925	25,120	(11,795)	13,325
Patents	13,000	(4,032)	8,968	13,000	(2,588)	10,412
In-process R&D	9,144	(698)	8,446	9,144	—	9,144
Service agreements	16,000	(14,216)	1,784	16,000	(9,851)	6,149

Total	$147,871	$(87,010)	$60,861	$147,871	$(64,950)	$82,921

     As of June 30, 2011, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility. As of June 30, 2011, approximately $0.7 million was impaired and written off and approximately $8.9 million of the in-process research and development has reached technological feasibility and was reclassified to core and developed technology, and the unamortized portion is included in the estimated future amortization expense of intangible assets. See Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for a further description of the Company’s in-process research and development.
     The following table presents details of the amortization of intangible assets included in net revenues, cost of revenues, research and development and selling, general and administrative expense categories for the periods presented:

	Three months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$8,760	$16,972	$17,878	$27,187
Operating expenses:
Research and development	664	823	2,058	1,308
Selling, general and administrative	926	1,339	2,124	2,094

	$10,350	$19,134	$22,060	$30,589

     As of June 30, 2011, the estimated future amortization expense of intangible assets in the table above is as follows, excluding an in-process research and development intangible asset that has not reached technological feasibility:

Estimated
Year Ending	Amortization
(In thousands)
2011(remaining 6 months)	$16,948
2012	26,706
2013	7,015
2014	1,745
2015 and thereafter	0

Total	$52,414

7. RESTRUCTURING
     Subsequent to the Company’s second quarter earnings release included in its Current Report on Form 8-K dated July 28, 2011, the Company performed further analysis in the course of finalizing the consolidated financial statements included in the Form 10-Q for the three and six months ended June 30, 2011, and concluded that it was appropriate to adjust restructuring expense by $674,000. The adjustment reduced restructuring expenses by $674,000 for the three and six months ended June 30, 2011. This adjustment does not indicate a significant change in the Company’s previously reported operating performance. As a result, the Company incurred a restructuring charge of ($0.1) million and $4.7 million for the three and six months ended June 30, 2011. During the three months ended March 31, 2011, the Company approved plans to restructure some of our research and development operations. These plans included the closure of a facility in Israel and significant downsizing of a facility in San Diego, California during the quarter ended June 30, 2011.
     Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the three months ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements. Also during the three months ended March 31, 2010, the Company shut down one of its European locations in an effort to streamline its operations and recorded $4.5 million of restructuring expenses related to severance and related employee benefits to employees who will be terminated. Restructuring charges are recorded under “Restructuring charges” in the Company’s Condensed Consolidated Statement of Operations.
     The following table presents the changes in the Company’s restructuring accrual for the three and six months ended June 30, 2011 and 2010:

	Three months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Restructuring liabilities, beginning of period	$2,355	$153	$2,983	$—
Severance and related charges, net	1,129	4,470	5,854	12,875
Net cash payments	(2,305)	(3,518)	(7,658)	(11,770)
Foreign exchange gain (loss)	36	—	36	—

Restructuring liabilities, end of period	$1,215	$1,105	$1,215	$1,105

     The Company expects to pay the remaining liability over the next twelve to twenty-four months.
8. WARRANTY PROVISION
     The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its cost of goods sold. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to known product warranty issues for the three and six months ended June 30, 2011 and June 30, 2010:

	Three months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accrued product warranty, beginning of period	$943	$210	$1,596	$—
Charged to (reversal of) cost of revenues	(122)	271	82	481
Actual product warranty expenses	(51)	—	(908)	—

Accrued product warranty, end of period	$770	$481	$770	$481

9. BANK LINE OF CREDIT
     On February 9, 2011, the Company, TMFE and Trident Microsystems (HK) Ltd., or TMHK, entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at the option of the Company, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, the Company may access credit based upon a certain percentage of its eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires the Company to maintain a specified fixed charge coverage ratio if either the Company’s liquidity or availability under the credit agreement drops below certain thresholds. The Company incurred loan origination costs and related expenses of $1.0 million, which will be amortized as interest expense over the life of the agreement. As of June 30, 2011, the remaining unamortized portion of said fees was $0.8 million. As of June 30, 2011, the Company had not borrowed funds from the revolving line of credit.
     On August 8, 2011, the Company amended the credit agreement. From the effective date of the amendment through December 31, 2011, the liquidity threshold for triggering of financial covenants has been reduced from $35 million, with a minimum of $5 million of liquidity required to be from availability under the line, to $15 million, with a minimum of $10 million of liquidity required to be from deposits in certain of the Company’s investment accounts. After December 31, 2011, the liquidity threshold would return to $35 million, with a minimum of $10 million required to be from availability under the credit line. During the period that the reduced liquidity threshold is in effect (through December 31, 2011) the line will be unavailable for borrowing. The Company is currently in compliance with all covenants and requirements under the credit agreement and has no borrowings outstanding thereunder. The Company believes this amendment substantially enhances its liquidity and operating flexibility, however, if the Company is not in compliance in the future with covenants under the agreement and is unable to borrow under the credit facility or to refinance future indebtedness, the Company may be prevented from using the agreement to fund its working capital needs.
10. EMPLOYEE STOCK PLANS
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
     At the Company’s Annual Stockholder Meeting held on June 16, 2011, the Company’s stockholders approved an increase of 35,000,000 shares to be available for issuance under the 2010 Plan. The 2010 Plan provides for the grant of equity incentive awards, including stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and cash-based and other stock-based awards of up to 67,200,000 shares, subject to increase for unissued predecessor plan shares as set forth in the 2010 Plan. For purposes of the total number of shares available for grant under the 2010 Plan, any shares that are subject to awards of stock options, stock appreciation rights or other awards that require the option holder to purchase shares for monetary consideration equal to their fair market value determined at the time of grant are counted against the available-for-grant limit as one share for every one share issued, and any shares issued in connection with any other awards, or “full value” awards, are counted against the available-for-grant limit as 1.2 shares for every one share issued. Stock options granted under the 2010 Plan generally must have an exercise price equal to the closing market price of the underlying stock on the grant date and generally expire no later than ten years from the grant date. Options generally become exercisable beginning one year after the date of grant and vest as to a percentage of shares annually over a period of three to four years following the date of grant. The 2010 Plan supersedes the 2006 Plan and the 2002 Plan. The 2006 Plan and 2002 Plan were terminated on January 26, 2010 following approval of the 2010 Plan by the Company’s stockholders.
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
     For the three and six months ended June 30, 2011 and 2010, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three months Ended June 30,		Six Months Ended June 30,
Employee Incentive Plans	2011	2010	2011	2010
Expected term (in years)	5.03	5.03	5.03	4.78
Expected volatility	71.98%	69.88%	71.93%	68.95%
Risk-free interest rate	2.23%	2.43%	2.23%	2.28%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$0.56	$1.08	$0.57	$1.03
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
     As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock-Based Compensation Expense
     The following table summarizes Trident’s stock-based award activities for the quarters ended June 30, 2011 and 2010. The Company has not capitalized any stock-based compensation expense in inventory for the quarters ended June 30, 2011 and 2010 as such amounts were immaterial.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Cost of revenues	$62	$86	$150	$190
Research and development	885	902	1,611	1,782
Selling, general and administrative	734	1,246	1,635	2,505

Total stock-based compensation expense	$1,681	$2,234	$3,396	$4,477

     During the three months ended June 30, 2011, total stock-based compensation expense recognized in income before taxes was $1.7 million, and there was no related recognized tax benefit. During the three months ended June 30, 2010, total stock-based compensation expense recognized in income before taxes was $2.2 million, with no related recognized tax benefit, that was reduced by a reduction in a contingent liability of $1.6 million associated with the “modification of certain options” that was recorded in Selling, general administrative expenses on the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2010. See Note 16, “Commitments and Contingencies – “Special Litigation Committee,” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the modification of certain options.
Stock Option Awards
     The following table summarizes the Company’s stock option and restricted stock activities for the six months ended June 30, 2011:

		Options Outstanding
				Weighted
				Average
				Remaining
				Contractual	Aggregate
	Shares Available	Number of	weighted Average	Term (in	Intrinsic
(In thousands, except per share data and contractual term)	for Grant	Shares	Exercise Price	Years)	Value
Balance at December 31, 2010	36,039	5,027	$4.28
Plan shares expired	(1,069)	—	—
Options increase under 2010 plan	1,111	—	—
Granted	(4,400)	4,400	$0.95
Exercised	—	(59)	$1.08
Cancelled, forfeited or expired	1,585	(1,585)	$3.30
Restricted stock granted (1)	(7,335)	—	—
Restricted stock cancelled, forfeited or expired (1)	1,502	—	—

Balance at June 30, 2011	27,433	7,783	$2.62	6.5	$0

Vested and expected to vest at June 30, 2011		6,658	$2.89	6.4	$0

Exercisable at June, 2011		2,437	$5.72	4.9	$0

(1)	Restricted stock is deducted from and added back to shares available for grant under the 2010 Plan at a 1 to 1.20 ratio and at a 1 to 1.38 ratio for restricted stock deducted and added back under other previous Plans during the quarter ended June 30, 2011.
     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and Trident’s closing common stock price of $0.69 as of June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost of options granted but not yet vested as of June 30, 2011 was $3.1 million, which is expected to be recognized over the weighted average service period of 3.4 years.

Restricted Stock Awards and Restricted Stock Units
     The following table summarizes the activity for Trident’s restricted stock awards (“RSA”) and restricted stock units (“RSU”) for the six months ended June 30, 2011.

	Restricted Stock Awards
	and Restricted Stock Units
		Weighted Average
		Grant-Date Fair
(In thousands, except per share data)	Number of Shares	Value
Nonvested balance at December 31 2010	4,452	$2.93
Granted	6,113	$0.99
Vested	(1,375)	$1.23
Forfeited	(1,227)	$1.23

Nonvested balance at June 30, 2011	7,963	$2.00
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
     The table above includes performance-based RSU awards of 67,000 shares under the 2006 Plan, granted on October 4, 2009, to the Company’s former Chief Executive Officer. The RSU award granted to the former Chief Executive Officer were cancelled during January 2011 and no expense was recognized in January 2011.
     The table above includes awards of 650,000 performance-based shares with market conditions and service conditions that were granted to certain Company executives during the year ended December 31, 2010. These awards vest subject to achievement of a minimum price for the Company’s stock for fiscal years 2011 through 2013. The fair value of these performance share awards with market and service conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 72%; and a risk-free interest rate of 1.83%. The weighted-average grant-date fair value of the performance share awards was $1.11.
     The table above includes awards of 624,000 performance-based shares with market conditions that were granted to certain Company executives during the quarter ended June 30, 2011. The vesting percentages of these awards are calculated based on the Total Shareholder Return (TSR) of Trident’s common stock as compared to the TSR of the 30 peers included in the Philadelphia Semiconductor Sector index. The fair value of these performance share awards with market conditions was estimated at the grant date using a Monte Carlo simulation with the following weighted-average assumptions: volatility of Trident’s common stock of 75.65%; and a risk-free interest rate of 0.93%. The weighted-average grant-date fair value of the performance share awards was $0.87.
     For the three months ended June 30, 2011, the Company recognized expense for RSAs and RSUs, excluding performance share awards with market and service conditions granted under the 2010 Plan, of $1.5 million. A total of $7.8 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.
     For the three months ended June 30, 2011, the Company recognized expense performance share awards with market and service conditions granted under the 2010 Plan, of $0.1 million. A total of $0.7 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.
     The Company recognized an insignificant amount of expense for RSAs and RSUs granted under the Employee Stock Plans for the quarter ended June 30, 2011. Unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

11. STOCKHOLDERS’ EQUITY
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
Preferred Stock
     In connection with the NXP acquisition, the Company issued to NXP four shares of a newly created Series B Preferred Stock, having the rights, privileges and preferences set forth in the Certificate of Designation of the Series B Preferred Stock filed on February 5, 2010 (“Series B Certificate”). The number of shares of Series B Preferred Stock is fixed at four. Each share has a liquidation preference of $1.00, which must be paid prior to any distribution to holders of common stock upon any liquidation of the Company, and no subsequent right to participate in further distributions on liquidation. The shares of Series B Preferred Stock have no dividend rights. The voting rights of the shares of Series B Preferred Stock primarily relate to the nomination and election of up to two members of the Company’s Board of Directors (“Series B Directors”), as distinguished from the other members of the Company’s Board of Directors. On April 28, 2011, the Company and NXP entered into an Amended and Restated Shareholder Agreement, and on June 16, 2011, the Company’s stockholders approved the amendment of the Series B Certificate to reduce the number of Series B Directors from four to two. For so long as the holders of the Series B Preferred Stock beneficially own 11% or more of the Company’s common stock and are entitled to elect a director, the size of the Company’s Board will consist of seven to nine directors, as fixed by a resolution of the board of directors. On July 21, 2011, the Company’s board of directors set the number at eight directors. The holders of the Series B Preferred Stock are solely entitled to elect a number of Series B Directors based on a formula relating to their aggregate beneficial ownership of the Company’s common stock as follows: (a) less than 30% but at least 20%, two Series B Directors and (b) less than 20% but at least 11%, one Series B Director. The Series B Certificate sets forth the rights of the holders of the Series B Preferred Stock to remove and replace the Series B Directors, as well as their rights to vote as a class to amend, alter or repeal any of its provisions that would adversely affect the powers, designations, preferences and other special rights of the Series B Preferred Stock.
Preferred Shares Rights
     On July 24, 1998, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement or Original Rights Agreement. Pursuant to the Agreement, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right or Right for each outstanding share of the Company’s common stock, par value $0.001 Common Shares of the Company as of August 14, 1998. The Rights are designed to protect and maximize the value of the outstanding equity interests in Trident in the event of an unsolicited attempt by an acquirer to take over Trident, in a manner or terms not approved by the Board of Directors.
     On July 23, 2008, the Board approved an amendment to the Original Rights Agreement pursuant to an Amended and Restated Rights Agreement dated as of July 23, 2008 or Amended and Restated Rights Agreement. The Amended and Restated Rights

Agreement (i) extended the Final Expiration Date, as defined in the Original Rights Agreement, through July 23, 2018; (ii) adjusted the number of shares of Series A Preferred Stock (“Preferred Shares”) issuable upon exercise of each Right from one one-hundredth to one one-thousandth; (iii) changed the purchase price, (Purchase Price) of each Right to $38.00; and (iv) added a provision requiring periodic evaluation (at least every three years after July 23, 2008) of the Amended and Restated Rights Agreement by a committee of independent directors to determine if maintenance of the Amended and Restated Rights Agreement continues to be in the best interests of the Company and its stockholders. The Company subsequently amended the Amended and Restated Rights Agreement to provide that the issuance of shares of Trident common stock to Micronas and to NXP, respectively, does not trigger the Rights under the Amended and Restated Rights Agreement.
12. NET LOSS PER SHARE
     The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net loss	$(26,259)	$(48,817)	$(67,032)	$(57,596)

Shares used in computing net loss per share — basic and diluted	176,056	174,018	175,862	152,059
Net loss per share — basic and diluted	$(0.15)	$(0.28)	$(0.38)	$(0.38)

Potentially dilutive securities (1)	7,783	5,409	7,783	5,409

(1)	Dilutive potential common shares consist of stock options. Warrants, restricted stock awards, and restricted stock units are excluded because their effect would have been anti-dilutive. The potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.
13. INCOME TAXES
     The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three and six months ended June 30, 2011.
     The Company included in its unrecognized tax benefit of $30.7 million at June 30, 2011, $23.7 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits could decrease by a range between zero and $2.9 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.
     A benefit from income taxes of $0.6 million and a provision for income taxes of $0.5 million was recorded for the three and six months ended June 30, 2011, respectively. A benefit from income taxes of $2.3 million and $1.5 million was recorded for the three and six months ended June 30, 2010, respectively. While the Company is in a loss position on a consolidated basis for the three and six months ended June 30, 2011, tax expense recorded in the six month period ended June 30, 2011 resulted primarily from income earned in various jurisdictions as a result of reimbursements for intercompany services. Tax benefits recorded during the three month period ended June 30, 2011, as well as the three and six months ended June 30, 2010, resulted primarily from the release of tax reserves in a foreign jurisdiction, in addition to recognition of losses in some foreign jurisdictions. As a result, our effective tax rates were 2.1% and (0.8%) in the three and six months ended June 30, 2011 respectively giving rise to a significant difference between the 35% federal statutory rate and our effective tax rates, in the three and six months ended June 30, 2011 and June 30, 2010.
     The Company’s ability to use federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 5, “Business Combinations” of Notes to Condensed Consolidated Financial Statements, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the total outstanding shares of Trident common stock. The impact of this event reduced the Company’s availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.
     The Internal Revenue Service has initiated an examination of the Company’s U.S. corporate income tax returns for fiscal years ended December 31, 2009, June 30, 2008 and June 30, 2009. At this time, it is not possible to estimate the potential impact that the examination may have on income tax expense. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
14. RELATED PARTY TRANSACTIONS
NXP
     In connection with the NXP acquisition, the Company acquired two inventory notes receivable. The first Note was settled during the quarter ended September 30, 2010. The second Note bears interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate. The Company expects the second Note to be settled in the first half of fiscal 2012, when the company successfully implements an enterprise resource planning system.
     Since the Company was unable to successfully implement an enterprise resource planning system by June 30, 2011, the Company entered into an arrangement with NXP to extend the Manufacturing Services Agreement and a Transition Service Agreement for ICT Hardware and ICT Software at a monthly charge of $0.1 million and $0.3 million, respectively. The term of these agreements ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented in the first half of fiscal 2012, but no later than August 31, 2012.
     Total purchases from NXP for the three months ended June 30, 2011 were $33.9 million. As of June 30, 2011, the outstanding accounts payable to NXP was $16.0 million, the outstanding accounts receivable from NXP was $6.4 million and the outstanding long-term receivable from NXP was $0.5 million. At June 30, 2011, the Company had a note receivable from NXP of $20.9 million related to future inventory purchases from NXP, of which the entire balance was a current asset on the Company’s Condensed Consolidated Balance Sheet. The accounts receivable from NXP of $6.4 million at June 30, 2011, was not related to the sales of product.
     In connection with the acquisition, the Company and NXP entered into the following agreements, each effective as of February 8, 2010:
•	Intellectual Property Transfer and License Agreement: Under this agreement, between TMFE and NXP, NXP has transferred to a newly formed Dutch besloten vennootschap acquired by TMFE, or Dutch Newco, certain patents, software and technology, including those exclusively related to the acquired business lines. Pursuant to the terms of the agreement, NXP has granted a license to Dutch Newco to certain patents, software and technology used in other parts of NXP’s business and Dutch Newco has granted a license back to NXP to certain of the patents, software and technology.
•	Stockholder Agreement: This agreement, between the Company and NXP, sets forth the designation of nominees to the Company’s Board, providing certain restrictions on the right of NXP to freely vote its shares of Company common stock received pursuant to the Share Exchange Agreement, and providing a two year lock up during which NXP cannot transfer its shares of Company common stock, subject to certain exceptions, including transfers to affiliates. In addition, under this agreement, NXP has agreed to standstill restrictions for nine years, including restrictions on the future acquisition of Company securities, participation in a solicitation of proxies, and effecting or seeking to effect a change of control of Company. The NXP Stockholder Agreement also sets forth certain major decisions that may only be taken by the Company Board upon a supermajority vote of two-thirds of the directors present. The NXP Stockholder Agreement provides NXP with certain demand and piggy-back registration rights related to the Shares, and grants certain preemptive rights to NXP with respect to future issuances of the Company’s common stock.

•	Transition Services Agreement: Under this agreement, NXP agrees to provide to the Company for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranges from three to 18 months, provided that the services for IT and ITC could continue into the fourth quarter of 2011.

•	Manufacturing Services Agreement: Under this agreement, contract manufacturing services are to be provided by NXP for a limited period of time for finished goods as well as certain front end, back end and other related manufacturing services for products acquired by the Company. The term of the agreement ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented in fiscal 2012.

•	Contract Services Agreement: Under this agreement, certain employees of NXP are to provide contract services to the Company for a limited period of time for services including R&D, IP development, design in support and account management, as well as support for the transition of these activities to Company personnel. Depending on the service provided, the term ranges from 2 to 12 months.
15. EMPLOYEE BENEFIT PLANS
Employee Benefit Plans
     The Company’s Israeli subsidiary has a pension and severance investment plan pursuant to which the Company is required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. This subsidiary has been closed and all severance costs have been paid as of June 30, 2011.
     The Company’s India subsidiary has a gratuity plan and a compensated absence plan pursuant to which the Company is required to make payments. The Company’s liability for gratuity plan is calculated based on the salary of employees multiplied by years of service. The Company’s liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balance of $0.7 million is included in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. A corresponding asset of $0.4 million is included in other assets, on the Company’s Condensed Consolidated Balance Sheets. The underfunded balance of these plans was $0.3 million as of June 30, 2011.
Employee 401(k) Plan
     The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 100% of their annual eligible compensation to the Plan on a pretax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation. The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the limit set forth in the Internal Revenue Code. The catch-up contributions are eligible for matching contributions. All matching contributions vest immediately, but participants must be employed on the last day of the plan year in order to receive the matching contribution. The Company’s matching contributions to the Plan totaled $0.2 million for the six months ended June 30, 2011.

16. COMMITMENTS AND CONTINGENCIES
     The Company has been, and expects that it will in the future be, a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.
     However, if the loss (or an additional loss in excess of a prior accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made, or discloses that an estimate cannot be made. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even as to a loss that is reasonably possible, management may be unable to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. Accordingly, for some proceedings, the Company is currently unable to estimate the loss or a range of possible loss. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.
     The Company has not determined that any current legal proceeding is reasonably likely to result in a loss.
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
     The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Also see Note 14,“Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.
Contingencies
Intellectual Property Proceedings
     In March 2010, Intravisual Inc. filed complaints against the Company and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against Trident as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, Trident filed its answer, affirmative defenses and counterclaims. No date for trial has been set. The Company intends to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

Shareholder Derivative Litigation
     The Company had been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases were consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of the Company’s current or former officers and directors caused it to grant options at less than fair market value, contrary to its public statements (including its financial statements); and that as a result those officers and directors were liable to the Company. No particular amount of damages was alleged against the Company. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that it may have had relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority included the claims asserted in the derivative actions.
     On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, the Company’s former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in the Company’s Form 8-K filed on February 10, 2010.
     On June 8, 2010, Mr. Lin filed a counterclaim against the Company. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he had suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, the Company entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.
     On February 15, 2011, the Company entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Settlement, and on February 17, 2011, the federal court preliminarily approved the Settlement. The details of the Settlement were previously disclosed in the Company’s Form 8-K filed on February 16, 2011. On April 19, 2011, the federal court entered an order finally approving the Settlement. On May 19, 2011, the Settlement became effective, thus satisfying the contingency in the settlement of Mr. Lin’s counterclaims against the Company and ending the derivative actions. In connection with the approved settlements, payments of approximately $5.4 million were made to the Company and recorded in other income on the Company’s Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2011. In addition, the Company transferred certain investments to Mr. Lin. The Company concluded that the value of these investments approximated the $2.8 million that it had previously recorded as a contingent liability accrual. As the book value of the transferred investments was $0.6 million, the Company recorded the remaining $2.1 million as a gain on investment in other income during the period to reflect the fair value of the transferred assets.
Special Litigation Committee
     Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of its common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO, Frank Lin, and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
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
     On May 29, 2008, the SLC permitted one of the Company’s former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with Mr. Lin, allowing him to exercise all of his fully vested stock options. Because the Company’s stock price as of June 30, 2008 was lower than the prices at which Mr. Lin and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, the Company recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by the Company’s two former non-employee directors, the Company reduced the contingent liability by $1.6 million. On April 19, 2011, the federal court approved a comprehensive settlement with Mr. Lin and the Company, which became effective on May 19, 2011.
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
Commercial Litigation
     In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against the Company and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. The Company and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. The Company has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained the Company’s demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. The Company demurred again and the demurrer was sustained with leave to amend at a hearing held on June 23, 2011. On July 22, 2011, Exatel filed a Second Amended Complaint. The Company expects to demur again, however, as of August 1, 2011, the next hearing date had not been set. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
17. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
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
Geographic Information
     Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

(In thousands)	Three months Ended June 30,		Six Months Ended June 30,
Revenues:	2011	2010	2011	2010
South Korea	$13,237	$60,756	$31,619	$99,968
Europe	19,108	43,216	48,920	64,621
Asia Pacific	28,100	36,586	55,542	51,749
Japan	1,853	22,123	6,970	33,386
Americas	7,271	8,967	14,851	12,327

Total revenues	$69,569	$171,648	$157,902	$262,051

     The Company’s long-lived assets are located in the following countries:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
China	$20,311	$21,422
Europe	1,912	3,076
Americas	6,956	5,068
Taiwan	787	760
Asia Pacific	1,110	1,240

Total	$31,076	$31,566

Major Customers
     The following table shows the percentage of the Company’s revenues for the three and six months ended June 30, 2011 and June 30, 2010 that was derived from customers who individually accounted for more than 10% of revenues in that period.

	Three months Ended June 30,		Six Months Ended June 30,
Revenue:	2011	2010	2011	2010
Philips	12%	14%	14%	13%
Samsung	*	24%	*	26%
Arrow Electronics	14%	*	13%	*

*	Less than 10% of net revenues
     As of June 30, 2011, the Company had a high concentration of accounts receivable with Arrow Electronics which accounted for 15% of gross accounts receivable, Philips group of companies which accounted for 13% of gross accounts receivable, Humax Co., Ltd. which accounted for 10% and Motorola Mobility, Inc. which also accounted for 10%.

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
Our MD&A is organized as follows:
•	Overview. Discussion of our business.

•	Recent Acquisitions. Discussion of our recent acquisition of the NXP product lines and the Micronas product lines.

•	Outlook and Challenges. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2011 to the three months ended June 30, 2010.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
Recent Acquisitions
     On February 8, 2010, we and our wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of our total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident common stock issued which is traded in an active market and considered

Level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.
Outlook and Challenges
     Our results of operations were as follows:

(In thousands)	Q2 2011	Q1 2011	Q2 2010
Net revenue	$69,569	$88,333	$171,648
Gross profit	18,002	19,877	32,926
Operating loss	(33,935)	(40,571)	(51,359)
Net loss	(26,259)	(40,773)	(48,817)
     Subsequent to our second quarter earnings release included in our Current Report on Form 8-K dated July 28, 2011, we performed further analysis in the course of finalizing the consolidated financial statements included in the Form 10-Q for the three and six months ended June 30, 2011, and concluded that it was appropriate to adjust restructuring expense by $674,000. The adjustment reduced restructuring expenses by $674,000 for the three and six months ended June 30, 2011. This adjustment does not indicate a significant change in our previously reported operating performance.
      Our revenues have declined significantly over the past year as a result of the loss of TV SOC and FRC market share at Samsung, reduced demand for older TV and STB products that were acquired through the NXP and Micronas acquisitions, and generally soft demand for TV and STB chips due to high inventories globally. In addition, sales of many of our newest TV and STB products, which normally would be expected to offset the decline of older products, are not expected to begin in volume until the second half of 2011. Despite the challenging environment, we have improved gross margin percentage through a better mix of products and significantly lowered operating expenses, particularly costs related to transitional support services from NXP. We also have benefited from lower amortization related to acquired intangible assets. Net loss for the second quarter was $26.3 million, or $0.15 per share. This compares with a net loss of $40.8 million, or $0.23 per share in the prior sequential quarter and a net loss of $48.8 million, or $0.28 per share, in the quarter ended June 30, 2010.
      In our third quarter ending September 30, 2011, we expect our revenues to increase slightly as we begin to ramp multiple new customer programs in both DTV and STB. We expect to report a GAAP operating loss in the range of $28 million to $34 million, including the impact of approximately $11 million of non-cash intangibles amortization and stock-based compensation. We expect to consume cash to support operations and for working capital purposes for the third quarter of 2011 and expect our cash balance as of the end of the quarter to be in the range of $30 million to $40 million. We expect certain transactions will increase our cash position during the second half of 2011, including expected proceeds from the sale/lease-back of our building in Shanghai, which has a net book value of approximately $15 million, and proceeds from intellectual property licensing and sales transactions. We are continuing to reduce operating expenses with the objective of lowering our break even level and currently are competing to win designs for 2012 production. If we are successful in both of these efforts we expect to grow our revenues in 2012 and achieve improved bottom-line performance, however there can be no assurance that we will be successful in reducing costs or increasing revenues .
Critical Accounting Estimates
     References included in this Quarterly Report on Form 10-Q to “accounting guidance” means U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements and related disclosures in conformity with GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s critical accounting policies are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our critical accounting policies and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by estimates, assumptions, and judgments, and are used in used in the preparation of the Company’s condensed consolidated financial statements, could differ from actual results and have a material financial impact on the Company’s reported financial condition and results of operations. The Company’s critical accounting policies include revenue recognition, long-lived assets, inventories and income taxes. Below is a summary of the Company’s critical accounting policies. A further discussion of these critical accounting policies can also be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Standards
     For a description of the recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Financial Data for the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010
Net Revenues
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
     Digital media solutions revenues represented all of our revenues for the quarters ended June 30, 2011 and June 30, 2010. Net revenues are revenues less reductions for rebates and allowances for sales returns.
     The following tables present the comparison of net revenues by regions in dollars and in percentages for the three and six months ended June 30, 2011 and 2010:
Net revenues comparison by dollars

	Three Months Ended				Six Months Ended
(Dollars in thousands)	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
Revenues by region (1)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
South Korea	$13,237	$60,756	$(47,519)	(78.2%)	$31,619	$99,968	$(68,350)	(68.4%)
Europe	19,108	43,216	(24,108)	(55.8%)	48,920	64,621	(15,701)	(24.3%)
Asia Pacific (2)	28,100	36,586	(8,486)	(23.2%)	55,542	51,749	3,793	7.3%
Japan	1,853	22,123	(20,270)	(91.6%)	6,970	33,386	(26,416)	(79.1%)
Americas	7,271	8,967	(1,696)	(18.9%)	14,851	12,327	2,524	20.5%

Total net revenues	$69,569	$171,648	$(102,079)	(59.5%)	$157,902	$262,051	$(104,150)	(39.7%)

Net revenues comparison by percentage of total net revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Revenues by region (1)	2011	2010	Variance	2011	2010	Variance
South Korea	19.0%	35.4%	(16.4%)	20.0%	38.1%	(18.1%)
Europe	27.5%	25.2%	2.3%	31.0%	24.8%	6.3%
Asia Pacific (2)	40.4%	21.3%	19.0%	35.2%	19.7%	15.5%
Japan	2.7%	12.9%	(10.2%)	4.4%	12.7%	(8.3%)
Americas	10.4%	5.2%	5.3%	9.4%	4.7%	4.7%

Percentage of net revenues	100%	100%		100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

     The following table shows the percentage of our revenues during the three and six months ended June 30, 2011 and 2010 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those quarters:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2011	2010	2011	2010
Philips	12%	14%	14%	13%
Samsung	*	24%	*	26%
Arrow Electronics	14%	*	13%	*

*	Less than 10% of net revenues
     The majority of sales made to distributors are recognized when shipment is made to end user customers (sell-through basis). For the quarter ended June 30, 2011, distribution revenue recognized on a sell-through basis was 31% of total revenues.
     As of June 30, 2011, we had a high concentration of accounts receivable with Arrow Electronics which accounted for 15% of gross accounts receivable, Philips group of companies which accounted for 13% of gross accounts receivable, Humax Co., Ltd. which accounted for 10% and Motorola Mobility, Inc. which also accounted for 10%.
Gross Profit

	Three Months Ended					Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Gross profit	$18,002	$32,926	$(14,924)	(45.3)%	$37,879	$46,711	$(8,832)	(18.9)%
Gross profit %	25.9%	19.2%			24.0%	17.8%
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
     Gross profit declined significantly in the quarter ended June 30, 2011, compared with the quarter ended June 30, 2010, as a result of significantly lower sales. Gross margin percentage increased significantly to 25.9 percent, compared with 19.2 percent in the second quarter of 2010, primarily as a result of improved sales mix, continued manufacturing cost improvements and some non-recurring favorable manufacturing cost adjustments as well as lower amortization of acquired intangibles.

     The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Additions to inventory reserves	$1,224	$9	$1,914	$576
Accrual for ordered product with no demand	110	702	1,269	702
Lower of cost or market adjustment	—	—		135
Sales of previously reserved product	(103)	(260)	(278)	(746)

Net (increase) decrease in gross profit	$1,231	$451	$2,905	$667

     In the quarters ended June 30, 2011 and 2010, as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 1.8% and 0.3% of total net revenues respectively. No cost of revenues was recorded with respect to sales of previously reserved product, for the quarters ended June 30, 2011 and 2010.
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
Research and Development

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Research and development	$35,491	$49,653	$(14,162)	(28.5%)	$71,350	$86,717	$(15,367)	(17.7%)
Percentage of net revenues	51.0%	28.9%			45.2%	33.1%
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
     Research and development expenses decreased in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, primarily as a result of lower transition support services from NXP and lower headcount as a result of the continuing integration of our product roadmap and workforce since completing the NXP and Micronas acquisitions.
Selling, General and Administrative

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Selling, general and administrative	$16,519	$22,311	$(5,792)	(26.0%)	$36,383	$42,447	$(6,064)	(14.3%)
Percentage of net revenues	23.7%	13.0%			23.0%	16.2%
     Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees.

     Selling, general and administrative expenses for the second quarter declined $5.8 million from the second quarter of 2010 as a result of lower transition support services from NXP, primarily related to information technology, and lower headcount as a result of continuing workforce integration.
     In July 2011, one of our customers decided to apply for controlled management under the laws of Luxembourg to secure continuation of its current operations. We recognized $0.7 million of bad debt expense to this customer as we are uncertain of the collectibility of the account receivable as of the date of this Form 10-Q. We recognized $0.7 million in revenue for the three months ended June 30, 2011 to this customer and had an accounts receivable balance at June 30, 2011 of $0.7 million.
Restructuring Charges

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Restructuring charges	$(73)	$4,470	$(4,543)	(101.6%)	$4,652	$12,865	$(8,213)	(63.8%)
Percentage of net revenues	(0.1%)	2.6%			2.9%	4.9%
     We incurred a restructuring credit of ($0.1) million for the quarter ended June 30, 2011. This was primarily attributable to an accrual reversal related to NXP and Micronas restructuring charges. We expect the current restructuring plans to be completed by the third quarter of 2011.
Interest Income

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Interest income	$173	$228	$(55)	(24.1%)	$348	$498	$(150)	(30.1%)
Percentage of net revenues	0.2%	0.1%			0.2%	0.2%
     We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of cash accounts, short term investments, certificates of deposits and money market funds investing in U.S. Treasuries. The average interest rates earned during the three months ended June 30, 2011 and 2010 were 0.34% and 0.33%, respectively and during the six months ended June 30, 2011 and 2010 were 0.30% and 0.23%, respectively. The decrease in interest income for the quarter ended June 30, 2011, compared to the same quarter of the prior year, was primarily attributable to significantly lower interest-bearing cash balances.
Gain (loss) on Investments

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Gain (loss) on investments	$2,098	$—	$2,098	100%	$2,098	$(209)	$2,307	1,103.8%
Percentage of net revenues	3.0%	0.0%			1.3%	-0.1%
     We recorded a $2.1 million gain for the three and six months ended June 30, 2011 to reflect the fair value of assets transferred to Mr. Lin in conjunction with the settlement of his counterclaims against the Company. See Note 16, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this matter. During the six months ended June 30, 2010, we recorded a loss on investments of $0.2 million.

Gain on Acquisition

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Gain on acquisition	$—	$—	$—	%	$—	$43,402	$(43,402)	(100.0%)
Percentage of net revenues	0.0%	0.0%			%	(16.6%)
     No gain on acquisition was recognized for the three months ended June 30, 2011. As a result of the NXP Transaction, we recognized a gain on acquisition of, $48.5 million for three months ended March 31, 2010. Subsequently, in accordance with applicable accounting guidance, the preliminary estimate was reduced by $3.7 million as a result of new information received by us subsequent to filing our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. Gain on acquisition represents the amount of the purchase price which was less than the fair value of the underlying net tangible and identifiable intangible assets acquired. Gain on acquisition is not considered income for tax purposes.
Other Income (Expense), Net

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Other income (expense), net	$4,851	$59	$4,792	8,122.0%	$5,529	$352	$5,177	1,470.7%
Percentage of net revenues	7.0%	0.0%			3.5%	0.1%
     The change in other income (expense), net for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, was primarily attributable to the $5.4 million settlement with Frank Lin as previously disclosed in our Form 8-K filed on February 16, 2011.
Provision for Income Taxes

		Three Months Ended				Six Months Ended
	June 30,				June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in thousands)	2011	2010	Variance	Variance	2011	2010	Variance	Variance
Provision for income taxes	$(554)	$(2,255)	$1,701	75.4%	$501	$(1,530)	$2,031	(132.7)%
Effective income tax rate	2.1%	4.4%			(0.8%)	2.6%
     A benefit from income taxes of $0.6 million and a provision for income taxes of $0.5 million was recorded for the three and six months ended June 30, 2011, respectively. A benefit from income taxes of $2.3 million and $1.5 million was recorded for the three and six months ended June 30, 2010, respectively. The effective income tax rate for the three months ended June 30, 2011 decreased by 2.3 percentage points compared to the three months ended June 30, 2010. The effective income tax rate for the six months ended June 30, 2011 decreased by 3.3 percentage points compared to the six months ended June 30, 2010. The change in our effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, and the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2011 in which no tax benefit was recognized due to net operating losses in foreign jurisdictions.
Liquidity and Capital Resources
     Cash and cash equivalents at June 30, 2011 and 2010 were as follows:

	June 30,	June 30,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$51,619	$96,915

     At June 30, 2011, approximately $17.4 million or 33.8% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $34.2 million, or 66.2% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States.
     As of June 30, 2011, we had an accumulated deficit it of $277.7 million. We have incurred operating losses and generated negative cash flows for each of the last three years. As of June 30, 2011, we had a cash balance of $51.6 million and working capital of $61.3 million. We believe that these balances will be sufficient to fund our working and other capital requirements over the course of the next twelve months. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. We intend to continue to review our expected cash requirements and take appropriate cost reduction measures to ensure that we have sufficient liquidity. It is possible that in the future we may need additional funds to support our working capital requirements, operating expenses or for other requirements. We periodically review our liquidity position and in the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of selected assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, our credit ratings and the general availability of credit. As a consequence, these financing options may not be available on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited. Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.
     Our primary cash inflows and outflows for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash flow provided by (used in):
Operating activities	$(25,676)	$(85,992)
Investing activities	(15,993)	34,856
Financing activities	64	56

Net decrease in cash and cash equivalents	$(41,605)	$(51,080)

Operating Activities
     Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the six months ended June 30, 2011, cash used in operating activities was $25.7 million compared to $86.0 million used in operating activities for the six months ended June 30, 2010. The significant decrease in cash usage was primarily due to working capital requirements resulting from the significant revenue decreases and corresponding decreases in receivables, inventory and payables. Net changes in accounts receivable, inventory, payables and accruals provided cash of $10.5 million in the six months ended June 30, 2011 as compared with net cash usage of $69.8 million in the six months ended June 30, 2010. The smaller working capital requirements are the result of a significant decrease in revenues of the television systems and set-top box business lines acquired from NXP in February 2010 and a reduction in revenues in the business lines acquired from Micronas in May 2009. Additionally, the net loss combined with non-cash income and expense items decreased from $30.9 million in the six months ended June 30, 2011, as compared to $43.1 million in the six months ended June 30, 2010. Net losses and working capital demands are expected to continue using cash in the third quarter of 2011.
Investing Activities
     For the six months ended June 30, 2011, cash used in investing activities was $16.0 million, compared to cash provided by investing activities of $34.9 million in the six months ended June 30, 2010. The cash used in the first six months of 2011 was primarily attributable to the acquisition of property and equipment and technology licenses. The cash provided in the first six months of 2010 was primarily attributable to $46.4 million from NXP as part of the our acquisition of that business, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment.
Financing Activities
     Cash used in financing activities consisted of net cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation, and was negligible for the first six months of both 2011 and 2010.
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
     On February 9, 2011, we entered into a $40 million revolving line of credit agreement with Bank of America, N.A., to finance working capital. Borrowings under the agreement will bear interest at the base rate, as defined in the agreement, plus a margin ranging from 1.50% to 3.00% per annum, or at our option, rates based on LIBOR plus a margin ranging from 2.25% to 3.75% per annum. Under the credit agreement, we may access credit based upon a certain percentage of its eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. The credit agreement contains both affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make capital expenditures, merge or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit agreement of this size and type. The credit agreement also contains a financial covenant that requires us to maintain a specified fixed charge coverage ratio if either our liquidity or availability under the credit agreement drops below certain thresholds. We incurred loan origination costs and related expenses of $1.0 million, which will be amortized as interest expense based on the effective interest method over the life of the agreement. As of June 30, 2011, we had not borrowed funds under the revolving line of credit and were in compliance with all covenants under the agreement.
     On August 8, 2011, we amended the credit agreement. From the effective date of the amendment through December 31, 2011, the liquidity threshold for triggering of financial covenants has been reduced from $35 million, with a minimum of $5 million of liquidity required to be from availability under the line, to $15 million, with a minimum of $10 million of liquidity required to be from deposits in certain of our investment accounts. After December 31, 2011, the liquidity threshold would return to $35 million, with a minimum of $10 million required to be from availability under the credit line. During the period that the reduced liquidity threshold is in effect (through December 31, 2011) the line will be unavailable for borrowing. We are currently in compliance with all covenants and requirements under the credit agreement and have no borrowings outstanding thereunder. We believe this amendment substantially enhances our liquidity and operating flexibility, however, if we are not in compliance in the future with covenants under the agreement and are unable to borrow under the credit facility or to refinance future indebtedness, we may be prevented from using the agreement to fund our working capital needs.
     Our liquidity may also be negatively affected if our revenues do not increase as expected, if our margins suffer as a result of reduced pricing or higher costs for our products, if customers delay payments of accounts receivable or seek bankruptcy protection, if suppliers materially change terms so that we are required to pay more promptly, if we are unable to reduce expenses as expected, or if severance and other restructuring costs are higher than anticipated. We are currently marketing our building in Shanghai for a sale/lease-back and are pursuing programs to license and otherwise monetize our patents and IP, however there can be no assurance that these transactions will be consummated on the expected terms. We will consider other transactions to finance our activities, including debt and equity offerings and new credit facilities or other financing transactions, as needed in the future. However, there can be no assurance that such Funds will be available on terms acceptable to us.
Commitments
Lease and Purchase Commitments
     The following summarizes our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Remainder of
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	There after	Total
	(Dollars in millions)
Contractual Obligations:

Operating Leases 1)	$1,805	$3,998	$3,605	$2,627	$1,519	$1,422	$14,976
Purchase Obligations 2)	33,929	5,373	3,000	—	—	—	42,302

Total	$35,734	$9,371	$6,605	$2,627	$1,519	1,422	$57,278

(1)	At June 30, 2011, we leased office space and has lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance.
     Rental expense for the three months and six months ended June 30, 2011 was $1.3 million and $3.0 million, respectively, and was $1.8 million and $2.7 million for the three and six months ended June 30, 2010 respectively.
     As of June 30, 2011, we had total gross unrecognized tax benefits and related interest liabilities of $23.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated, and therefore, $23.7 million of unrecognized tax benefits have not been included in the contractual obligations table above.
NXP Acquisition Related Commitments
     On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. The term of the agreement ends on the readiness of our enterprise resource planning system which is planned to be June 30, 2011. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Since we were unable to successfully implement an enterprise resource planning system by June 30, 2011, we will enter into an arrangement with NXP to extend the Manufacturing Services Agreement and a Transition Service Agreement for ICT Hardware and ICT Software at a monthly charge of $0.1 million and $0.3 million, respectively. The term of these agreements ends following the readiness of our enterprise resource planning system, which is currently projected to be implemented in the first half of fiscal 2012, but no later than August 31, 2012.

Contingencies
Intellectual Property Proceedings
     In March 2010, Intravisual Inc. filed complaints against Trident and multiple other defendants, including NXP, in the United States District Court for the Eastern District of Texas, No. 2:10-CV-90 TJW alleging that certain Trident video decoding products infringe a patent relating generally to compressing and decompressing digital video. The complaint seeks a permanent injunction against Trident as well as the recovery of unspecified monetary damages and attorneys’ fees. On May 28, 2010, we filed our answer, affirmative defenses and counterclaims. No date for trial has been set. We intend to contest this action vigorously. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. The federal court cases were consolidated as In re Trident Microsystems Inc. Derivative Litigation, Master File No. C-06-3440-JF. Plaintiffs in all cases alleged that certain of our current or former officers and directors caused us to grant options at less than fair market value, contrary to our public statements (including our financial statements); and that as a result those officers and directors were liable to us. No particular amount of damages was alleged against Trident. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to review and manage any claims that we may have had relating to the stock option grant practices investigated by the Special Committee. The scope of the SLC’s authority included the claims asserted in the derivative actions.
     On March 26, 2010, the federal court approved settlements with all defendants other than Frank Lin, our former CEO. The details of that partial settlement, which disposed of the federal litigation as to all individual defendants other than Mr. Lin and as to the consolidated state court action in its entirety, were previously disclosed in our Form 8-K filed on February 10, 2010.
     On June 8, 2010, Mr. Lin filed a counterclaim against us. In that counterclaim, Mr. Lin sought recovery of payments he claimed he was promised during the negotiations surrounding his eventual termination and also losses he claimed he had suffered because he was not permitted to exercise his Trident stock options between January 2007 and March 2008. On February 11, 2011, we entered into a settlement agreement with Mr. Lin regarding his counterclaims, contingent on the settlement of the derivative litigation pursuant to certain terms.
     On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Settlement, and on February 17, 2011, the federal court preliminarily approved the Settlement. The details of the Settlement were previously disclosed in our Form 8-K filed on February 16, 2011. On April 19, 2011, the federal court entered an order finally approving the Settlement. On

May 19, 2011, the Settlement became effective, thus satisfying the contingency in the settlement of Mr. Lin’s counterclaims against us and ending the derivative actions. In connection with the approved settlements, payments of approximately $5.4 million were made to us and recorded in other income on our Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2011.
Special Litigation Committee
     Effective at the close of trading on September 25, 2006, we temporarily suspended the ability of optionees to exercise vested options to purchase shares of our common stock, until we became current in the filing of our periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed our filing, on August 21, 2007, of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, we extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after we became current in the filings of our periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of our stockholders not to allow the remaining two former employees, as well as our former CEO, Frank Lin, and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.
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
     On May 29, 2008, the SLC permitted one of our former non-employee directors to exercise his fully vested stock and entered into an agreement with the other former non-employee director on terms similar to the agreement entered into with Mr. Lin, allowing him to exercise all of his fully vested stock options. Because our stock price as of June 30, 2008 was lower than the prices at which Mr. Lin and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by our two former non-employee directors, we reduced the contingent liability by $1.6 million. On April 19, 2011, the federal court approved a comprehensive settlement with Mr. Lin and us, which became effective on May 19, 2011. We transferred investments to settle the liability, previously recorded as an accrual of $2.8 million. We included a “Gain on investment” of $2.1 million in the Condensed Consolidated Statements of Operations to reflect the fair value of assets transferred to Mr. Lin, which fully satisfied the contingency in the settlement of Mr. Lin’s counterclaims against us. In connection with the approved settlements, payments of approximately $5.4 million were made to us and recorded in other income on our Condensed Consolidated Statement of Operations during the six months ended June 30, 2011.
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

Commercial Litigation
     In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. We have filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained the our demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. We demurred again and the demurrer was sustained with leave to amend at a hearing held on June 23, 2011. On July 22, 2011, Exatel filed a Second Amended Complaint. We expect to demur again, however, as of August 1, 2011, the next hearing date had not been set. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Off-Balance Sheet Arrangements
     None
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements, see Note 2, “Basis of Presentation”, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to three primary types of market risks: foreign currency exchange rate risk, interest rate risk and investment risk.
Foreign currency exchange rate risk
     As of June 30, 2011, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore, South Korea, the United Kingdom, Israel and India. The functional currency of all of these operations is the U.S. dollar. Approximately $34.2 million, or 66.2% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong. However, a majority of cash held outside of the United States is denominated in U.S. dollars. A majority of our sales are denominated in US dollars. Substantial amounts of our obligations are also denominated in US dollars.
     Our investments in several foreign wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. The financial statements of these subsidiaries are translated from the foreign currency to U.S. dollars and the resulting gains or losses are recorded in our results of operations.
     While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies, such as Euros. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. As a result, our international operations give rise to transactional market risk associated with exchange rate movements primarily of the U.S. dollar, the euro, the Japanese yen, the Taiwanese dollar, the Indian rupee and the Chinese renminbi. Foreign exchange transactions totaled a $0.6 million gain and a $0.05 million loss for the three and six months ended June 30, 2011, and gains of $1.6 million and $1.4 million for the three and six months ended June 30, 2010. We will continue to analyze our exposure to currency exchange rate fluctuations in the future and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. As of the date of this report, we do not hedge our non-U.S. dollar denominated asset and liability positions.
     Fluctuations in foreign currency exchange rates are reflected in net income as a component of other income or expense. Our results of operations and financial condition could be significantly impacted by either a 10% increase or decrease in relevant foreign currency exchange rates, depending on our exposures at the time.
Interest rate risk
     We currently maintain our cash primarily in cash accounts and other highly liquid investments. We do not have any derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2011, we have approximately $51.6 million in cash and cash equivalents, of all of which is in checking or short-term investments. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.
Concentrations of Credit Risk and Other Risk
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.
     A majority of our trade receivables is derived from sales to large multinational OEMs who manufacture digital TVs, located throughout the world, with a majority located in Asia. We perform ongoing credit evaluations of its newly acquired customers’

financial condition and generally requires no collateral to secure accounts receivable. Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our products have been manufactured primarily by two foundries, UMC, based in Taiwan and Micronas, based in Germany. Effective with the February 8, 2010 closing of our acquisition of certain assets from NXP B.V., we also have products manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information with respect to this item may be found in Note 16, “Commitments and Contingencies,” in Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” below.
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
We are dependent on our revenue and the success of our cost reduction measures to ensure adequate liquidity and capital resources during the next twelve months.
     As of June 30, 2011, we had an accumulated deficit of $277.7 million. We have incurred operating losses and generated negative cash flows for each of the last three years. As of June 30, 2011, we had a cash balance of $51.6 million and working capital of $61.3 million. Our operations require careful management of our cash and working capital balances. Our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. The cyclicality of the semiconductor industry makes it difficult for us to predict our future liquidity needs with certainty. Any upturn in the semiconductor industry would result in short-term uses of our cash to fund inventory purchases and accounts receivable. Alternatively, any renewed softening in the demand for our products or ineffectiveness of our cost reduction efforts may cause us to incur additional losses in the future and lower our cash balances.
     We may need additional funds to support our working capital requirements, operating expenses or for other requirements. Historically, we have relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product, service and royalty revenues to provide funding for our operations. We periodically review our liquidity position and may seek to raise additional funds from a combination of sources including issuance of equity or debt securities through public or private financings. In the event additional needs for cash arise, we may also seek to raise these funds externally through other means, such as the sale of assets. The availability of additional financing will depend on a variety of factors, including among others, market conditions, the general availability of credit to the financial services industry and our credit ratings. As a consequence, these financing options may not be available to us on a timely basis, or on terms acceptable to us, and could be dilutive to our stockholders. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following:
•	we may be required to reduce planned expenditures or investments;

•	we may be unable to compete in our newer or developing markets;

•	we may not be able to obtain and maintain normal terms with suppliers;

•	suppliers may require standby letters of credit before delivering goods and services, which will result in additional demands on our cash;

•	customers may delay or discontinue entering into contracts with us; and

•	our ability to retain management and other key individuals may be negatively affected.
     Failure to generate sufficient cash flows from operations, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.
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

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.
     Companies listed on The NASDAQ Stock Market (“NASDAQ”) are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On July 18, 2011, we received a letter from NASDAQ indicating that for the prior 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have an initial grace period of 180 calendar days, or until January 17, 2012, to regain compliance with the minimum bid price requirement. We cannot be sure that our share price will comply with the requirements for continued listing of our common shares on The NASDAQ Global Market in the future. If compliance is not demonstrated within the applicable compliance period, the Staff will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal the Staff’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market. There can be no assurance that we will meet the requirements for continued listing on the Nasdaq Capital Market or whether any appeal would be granted by the Hearings Panel.
     If our common shares lose their status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ

NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.
          Such delisting from The NASDAQ Global Market and continued or further declines in our share price and market value could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.
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
     We are and will continue to be dependent on a limited number of distributors and customers for a substantial amount of our revenue. For the three and six months ended June 30, 2011, 26% and 27% of our revenues were from sales to three major customers. Our revenues to date have been denominated in U.S. dollars and Euros. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer and will likely continue to fluctuate significantly in the future. A significant portion of our revenue in any period may also depend on a single product design win with a particular customer. As a result, the loss of any such key design win or any significant delay in the ramp of volume productions of the customer’s products into which our product is designed could materially and adversely affect our financial condition and results of operations. Our results in the first half of fiscal 2011 were negatively impacted, in part, due to reductions, cancellations or delays in orders from key customers.
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

     During the first half of 2011, we underwent a transition in our executive leadership. Following the January 2011 resignations of our former Chief Executive Officer and former President, a member of our board of directors was appointed to serve as interim Chief Executive Officer while a replacement search was conducted. During June 2011, Dr. Bami Bastani was named Chief Executive Officer and President. Our senior management team, which had also been reorganized following the NXP transaction, has only worked together for a short period of time under Dr. Bastani’s leadership. The current eight members of our board of directors, include four members who joined since completion of the NXP transaction, one of whom is Dr. Bastani. It may take some time for the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results.
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
     We must retain key employees acquired from Micronas and NXP. Experienced executives are in high demand and competition for their talents can be intense. To be successful, we must also retain and motivate our existing executives and other key employees. This goal may be more difficult given the uncertainties created among personnel as a result of our recent executive leadership changes. Our employees may experience uncertainty about their future role with us as our new Chief Executive Officer re-examines our strategies and we develop and begin to execute these operational and product development strategies. These potential distractions may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees could have a material and adverse impact on our business.
     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing and engineering teams, many of whom perform important management functions and would be difficult to replace. During the past year, we hired several members of our current executive management team. We have reorganized our sales, marketing and engineering teams and continue to make changes. We depend upon the continued services of key management personnel at our overseas subsidiaries, especially in China, Taiwan and Europe. Our officers and key employees are not bound by employment agreements for any specific term, and may terminate their employment at any time. In order to continue to expand our product offerings both in the U.S. and abroad, we must hire and retain a number of research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel continues to be increasingly intense, particularly in the areas where we principally operate. During 2010 and the first half of 2011, we experienced, and may continue to experience, difficulty in hiring and retaining qualified engineering personnel, particularly in Shanghai, China, and Austin, Texas . If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.
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
     The level and intensity of competition have increased over the past year. Competitive pricing pressures have resulted in continued reductions in average selling prices of our existing products, and continued or increased competition could require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins. If we are unable to timely and cost-

effectively integrate more functionality onto single chip designs to help our customers reduce costs, we may lose market share, our revenues may decline and our gross margins may decrease significantly.
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
     Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues further decline, we may be required to incur additional material restructuring charges in connection with efforts to contain and reduce costs. These reductions in available resources may impair our ability to operate, cause harm to our engineering and sales efforts, reduce the effectiveness of our compliance programs and adversely affect our financial results.
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
     Our revolving credit facility agreement with Bank of America contains financial and other covenants that must be met for us to remain in compliance with the agreement, including a covenant which would initially preclude us from accessing funds under the credit facility in excess of our cash and equivalent resources. The agreement also contains customary restrictions, requirements and other limitations, including our ability to incur additional indebtedness, grant liens, make capital expenditures, merger or consolidate, dispose of assets, pay dividends or make distributions, change the method of accounting, make investments and enter into certain transactions with affiliates, in each case subject to materiality and other qualifications, baskets and exceptions customary for a credit facility of this size and type. The agreement also contains a financial covenant that requires us to maintain a specified fixed charge coverage ratio if liquidity or availability under the agreement drops below certain thresholds.
     We may borrow under the agreement based upon a certain percentage of our eligible accounts receivable outstanding, subject to eligibility requirements, limitations and covenants. As of June 30, 2011 there are no borrowings outstanding under the agreement. On August 8, 2011, we amended the agreement. From the effective date of the amendment through December 31, 2011, the liquidity threshold for triggering of financial covenants has been reduced from $35 million, with a minimum of $5 million of liquidity required to be from availability under the line, to $15 million, with a minimum of $10 million of liquidity required to be from deposits in certain of our investment accounts. After December 31, 2011, the liquidity threshold would return to $35 million, with a minimum of $10 million required to be from availability under the credit line. During the period that the reduced liquidity threshold is in effect (through December 31, 2011) the line will be unavailable for borrowing. We are currently in compliance with all covenants and requirements under the credit agreement and have no borrowings outstanding thereunder. We believe this amendment substantially enhances our liquidity and operating flexibility, however, if we are not in compliance in the future with covenants under the agreement and are unable to borrow under the credit facility or to refinance future indebtedness, we may be prevented from using the agreement to fund our working capital needs.
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
     As a result of the NXP Transaction, NXP owns approximately 60% of our issued and outstanding shares of common stock. Three of the eight members of our current board of directors were initially elected by NXP. Although the Stockholders Agreement between us and NXP, as amended, imposes limits on NXP’s ability to take specified actions related to the acquisition of additional shares of our common stock and the voting of its shares of our common stock, among other restrictions, NXP is still able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of our company or our assets. NXP’s ownership could affect the liquidity in the market for our common stock.
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
Sales by NXP of the shares of our common stock acquired in the NXP Transaction following the two year lock up period could cause our stock price to decrease
     The sale of shares of common stock that NXP received in the NXP Transaction are restricted and not freely tradeable, but NXP may begin to sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended, or in accordance with Rule 144 under the Securities Act, following February 8, 2012. We have entered into a Stockholders Agreement with NXP, which includes registration rights and which gives NXP the right to require us to register all or a portion of its shares of our common stock at any time following this two year period, subject to certain limitations. The sale of substantial number of shares of our common stock by NXP within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

The impact of changes in global economic conditions on our current and potential customers may adversely affect our revenues and results of operations.
     Our operating results have been adversely affected over the past quarters by reduced levels of consumer spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in 2010 and the first half of 2011 was uncertain, and this uncertainty is expected to continue during the balance of 2011. During July 2011, for example, one of our customers decided to apply for controlled management under the laws of Luxembourg to secure continuation of its current operations and we recognized a bad debt expense of $0.7 million due to the uncertainty of collectibility of the account receivable owing from the customer. If our end customers are either unwilling to make or incapable financially of making purchases of products from us until economic conditions improve, this could continue to adversely affect our business and operating results during the balance of calendar 2011.
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
     In connection with the NXP transaction, we implemented certain restructurings or work force reductions that took place during 2010 and 2011. During the three and six months ended June 30, 2011, we recorded ($0.1) million and $4.7 million, respectively, of restructuring expenses related to severance and related employee benefits. During the year ended December 31, 2010, we recorded $28.3 million of restructuring expenses related to severance and related employee benefits. Restructuring charges are recorded under “Restructuring charges” in our Consolidated Statement of Operations.
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
     We are required under generally accepted accounting principles in the United States of America to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates, and changes in our financial results and outlook. We may be required to incur additional charges in our Consolidated Financial Statements during the period in which any impairment of our intangible assets is determined. In determining the fair value of intangible assets in connection with our impairment analysis, we consider various factors including Trident’s estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which our assets will be utilized and other variables. Our assumptions are based on historical data and internal estimates developed as part of our long-term planning process. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. For example, in the six months ended June 30, 2011, we recorded a $0.7 million impairment charge for in-process research and development and in the year ended December 31, 2010, we recorded a $2.5 million impairment charge for technology licenses and prepaid royalties. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
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
     The majority of our research and development activities, our corporate headquarters, information technology systems and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters, several of which are seismically active areas that have experienced major earthquakes in the past. For example, the March 11, 2011 earthquake and tsunami that occurred in Japan caused significant damage in the region and has damaged Japan’s infrastructure and economy. Certain of our suppliers are located in Japan and certain of our Asian suppliers integrate components or use materials manufactured in Japan in the production of our products. Some of our major customers are also based in Japan and their purchasing patterns may be affected by the recent earthquake, which could harm sales of our products. Although we do not currently believe these events will have a material impact on our operations in the second half of 2011, conditions could worsen. Uncertainty exists with respect to availability of electrical power, the damage to nuclear power plants and the impact to other Japanese infrastructure. Thus, there is a risk that we could in the future experience delays or other constraints in obtaining components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results. Insurance coverage may not be adequate or continue to be available to us at commercially reasonable rates and terms in the regions where we operate. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business.
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

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.8	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on June 17, 2011.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.62*	Employment Offer Letter dated June 4, 2011 between Dr. Bami Bastani and Trident Microsystems, Inc. (13)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)
Dated: August 9, 2011	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.8	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.62*	Employment Offer Letter dated June 4, 2011 between Dr. Bami Bastani and Trident Microsystems, Inc. (13)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.