Form 10-Q
period 2011-09-30
TRIDENT MICROSYSTEMS INC
filed 2011-11-09
CIK 859475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20784

TRIDENT MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0156584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1170 Kifer Road	94086-5303
Sunnyvale, California	(Zip Code)
(Address of principal executive offices)

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

At October 31, 2011, the number of shares of the Registrant’s common stock outstanding was 182,870,161.

TRIDENT MICROSYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net revenues	$80,088	$176,568	$237,990	$438,619
Cost of revenues	61,957	128,398	181,980	343,738

Gross profit	18,131	48,170	56,010	94,881
Operating expenses:
Research and development	36,607	44,709	107,957	131,426
Selling, general and administrative	16,707	19,459	53,090	61,906
Goodwill impairment	—	—	—	7,851
Restructuring charges	3,496	2,301	8,148	15,166

Total operating expenses	56,810	66,469	169,195	216,349

Loss from operations	(38,679)	(18,299)	(113,185)	(121,468)
Gain on investments	—	(94)	2,098	(303)
Interest income	34	183	382	681
Gain on acquisition	—	—	—	43,402
Other income, net	401	2,445	5,930	2,797

Loss before provision for income taxes	(38,244)	(15,765)	(104,775)	(74,891)
Provision for income taxes	874	1,749	1,375	219

Net loss	$(39,118)	$(17,514)	$(106,150)	$(75,110)

Net loss per share — basic and diluted	$(0.22)	$(0.10)	$(0.60)	$(0.47)

Shares used in computing net loss per share — basic and diluted	178,237	174,553	176,744	159,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$35,928	$93,224
Accounts receivable, net	39,475	62,328
Accounts receivable from related party	5,052	7,337
Inventories	19,018	23,025
Notes receivable from related party	20,884	20,884
Prepaid expenses and other current assets	11,463	14,338

Total current assets	131,820	221,136
Property and equipment, net	25,962	31,566
Acquired intangible assets, net	52,001	82,921
Long-term note receivable from related party	—	1,500
Other non-current assets	27,057	29,826

Total assets	$236,840	$366,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,365	$7,828
Accounts payable to related parties	21,443	26,818
Accrued expenses and other current liabilities	41,116	66,409
Deferred margin	7,322	8,904
Income taxes payable	3,523	2,077

Total current liabilities	88,769	112,036
Non-current income taxes payable	22,764	25,476
Deferred income tax liabilities	200	200
Other long-term liabilities	1,055	4,933

Total liabilities	112,788	142,645

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value: 500 shares authorized; .004 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (Note 11)	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 182,858 and 177,046 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	183	177
Additional paid-in capital	440,717	434,825
Accumulated deficit	(316,848)	(210,698)

Total stockholders’ equity	124,052	224,304

Total liabilities and stockholders’ equity	$236,840	$366,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(106,150)	$(75,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,939	4,763
Bonus paid via issuance of RSUs and RSAs	1,323	—
Depreciation and amortization	21,409	20,239
Amortization of acquisition-related intangible assets	30,222	44,305
Loss on disposal of property and equipment	(58)	4
Impairment of goodwill	—	7,851
Write-off of in process research and development	698	—
Write-off of ERP system	4,025	—
Write-off of technology licenses	729	2,078
Write-off of loan origination fees	933	—
Severance paid by NXP	—	3,588
Gain on acquisition	—	(43,402)
(Gain) Loss on sales of investments	(2,098)	303
Deferred income taxes	298	(2,001)
Changes in current assets and liabilities, net of effect from acquisition:
Accounts receivable	22,854	(91,524)
Accounts receivable from related parties	3,785	(9,085)
Inventories	4,007	(920)
Notes receivable from related parties	—	11,281
Prepaid expenses and other current assets	3,886	(3,374)
Accounts payable	5,472	(6,389)
Accounts payable to related parties	(5,375)	24,963
Accrued expenses and other liabilities	(27,825)	31,889
Income taxes payable	(1,267)	2,188

Net cash used in operating activities	(38,193)	(78,353)

Cash flows from investing activities:
Purchases of property and equipment	(3,974)	(4,979)
Acquisition of businesses, net of cash acquired	—	46,380
Proceeds from sale of property, plant and equipment	71	37
Purchases of technology licenses	(15,264)	(8,436)

Net cash provided by (used in) investing activities	(19,167)	33,002

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	64	67

Net cash provided by financing activities	64	67

Net decrease in cash and cash equivalents	(57,296)	(45,284)
Cash and cash equivalents at beginning of the period	93,224	147,995

Cash and cash equivalents at end of the period	$35,928	$102,711

Supplemental schedule of non-cash investing and financing activities:
Common stock and preferred shares issued in connection with acquisition of business	$—	$188,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Trident Microsystems, Inc., (including its subsidiaries, referred to collectively in this Report as “the Company”) with headquarters in Sunnyvale, California, is in the digital home entertainment market, delivering an extensive range of platform solutions that enhance the consumer experience in the Connected Home and select Consumer Electronics (CE) products. As one of the top semiconductor providers to both the TV and set-top box markets, Trident’s solutions can be found in the products of leading OEMs and channel partners worldwide. The company’s extensive IP portfolio has been driving key innovations in image quality, 3D TV, audio, low power, and 45nm designs.

Liquidity and Management Plans

As of September 30, 2011, the Company had an accumulated deficit of $316.8 million. The Company has incurred operating losses and generated negative cash flows for the last three years. As of September 30, 2011, the Company had cash and cash equivalents of $35.9 million and working capital of $43.1 million. Cash used in the nine months ended September 30, 2011 was $57.3 million. Given the loss of a significant expected intellectual property licensing and engineering transaction, delays in mass production of new programs, the continuing costs of the Company’s previously announced restructuring activities and a soft consumer electronics market, the Company anticipates that the quarterly loss in the fourth quarter will be at least as large as what the Company has seen over the past year, further eroding the Company’s cash position. The Company’s near term liquidity has been negatively impacted by these factors and it will be required to secure additional sources of cash sooner than previously expected. The Company’s current expectation is to successfully develop strategic alternatives to improve near term liquidity. However, the Company can make no assurances and there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over at least the next twelve months, which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company records estimated reductions to revenue for customer incentive offerings, including rebates and sales returns allowance, in the same period that the related revenue is recognized. The Company’s customer incentive offerings primarily involve volume rebates for its products in various target markets. The Company accrues for 100% of the potential rebates when it is likely that the relevant criteria will be met. A sales returns allowance, based primarily on historical sales returns, credit memo data and other factors known at that time, is presented as a reduction in accounts receivable on the Company’s Condensed Consolidated Balance Sheet.

        A significant amount of the Company’s revenue is generated through distributors that may benefit from pricing protection and/or rights of return. The Company defers recognition of product revenue and costs from sales to such distributors until the products are resold by the distributor to the end user customers and records deferred revenue less cost of deferred revenues as a net liability, Deferred margin, on the Company’s Condensed Consolidated Balance Sheet. At the time of shipment to such distributors, the Company records a trade receivable at the selling price since there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered and relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor. During the three and nine months ended September 30, 2011, the Company recognized $22.0 million and $69.0 million, respectively, and $46.0 million and $99.4 million during the three and nine months ended September 30, 2010, respectively, of product revenue from products that were sold by distributors to the end user customers.

The Company presents any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows:

(i)	VAT payables have been reclassified to present the net receivable position of the Company.

Recent Accounting Pronouncements

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

3. BALANCE SHEET COMPONENTS

The following table provides details of selected balance sheet components:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$35,928	$62,226
Money market funds invested in U.S. Treasuries	—	30,998

Total cash and cash equivalents	$35,928	$93,224

Accounts receivable:
Accounts receivable, gross	$40,525	$62,962
Allowance for sales returns and doubtful accounts	(1,050)	(634)

Total accounts receivable	$39,475	$62,328

Inventories:
Work in process	$10,246	$4,751
Finished goods	8,772	18,274

Total inventories	$19,018	$23,025

Prepaid expenses and other current assets:
VAT receivable	6,085	5,496
Prepaid and deferred taxes	1,156	658
Other	4,222	8,184

Total prepaid expenses and other current assets:	$11,463	$14,338

Property and equipment, net:
Building and leasehold improvements	$21,474	$21,068
Machinery and equipment	28,564	29,889
Software	3,752	4,816
Furniture and fixtures	3,656	3,411

	57,446	59,184
Accumulated depreciation and amortization	(31,484)	(27,618)

Total property and equipment, net	$25,962	$31,566

Accrued expenses and other current liabilities:
Compensation and benefits	$9,450	$22,098
Software licenses	7,562	5,989
Wafer and substrate fees	6,028	4,203
Price rebate	2,605	6,414
Restructuring accrual	2,538	4,518
Royalties	1,438	2,579
Professional fees	655	2,133
Warranty accrual	605	1,596
VAT payable	218	211
Contingent liability related to legal settlement	—	2,758
Other	10,017	13,910

Accrued expenses and other current liabilities	$41,116	$66,409

Deferred margin:
Deferred revenue on shipments to distributors	15,822	18,841
Deferred cost of sales on shipments to distributors	(8,500)	(9,937)

Total deferred margin	$7,322	$8,904

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2010:

	Fair Value Measurement at Reporting Date
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds invested in U.S. Treasuries(1)	$30,998	$30,998	$—	$—

Total	$30,998	$30,998	$—	$—

(1)	Included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

The Company did not have cash equivalents as of September 30, 2011.

5. BUSINESS COMBINATIONS

Acquisition of the television systems and set-top box business lines from NXP B.V.

On February 8, 2010, the Company and its wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap, or NXP. As a result of the acquisition, the Company issued 104,204,348 shares of Trident common stock to NXP, equal to 60% of the Company’s then total outstanding shares of Common Stock, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010, of $1.81 per share, was used to value the Company’s common stock because it is traded in an active market and considered a Level 1 input. In addition, the Company issued to NXP four shares of a newly created Series B Preferred Stock or the Preferred Shares.

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

The relative voting rights in the combined entity after the business combination — NXP’s voting rights are limited, such that if all outstanding shares of Common Stock of Trident not held by NXP vote in favor of a stockholder proposal, then NXP is limited to voting a number of shares of Common Stock of Trident equal to 30% of the total outstanding shares against the proposal, and the remainder of the shares of the Common Stock held by NXP must be voted either (a) in accordance with the non-NXP stockholders, in this case for such proposal, or (b) in accordance with the recommendation of the Board of Directors as approved by a majority of the non-NXP members of the Trident Board of Directors.

The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest — NXP may vote a number of shares of Common Stock of Trident equal to 30% of the total outstanding shares freely, with its voting of the remaining shares restricted such that the remaining shares may be voted either (a) in accordance with the recommendation of the Board of Directors as approved by a majority of the non-NXP directors, or (b) in the same proportion as the votes cast by all other stockholders.

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

The backlog fair value represents the value of the standing orders for the products acquired in the acquisition as of the close of the acquisition.

The acquired intangible assets, their fair values and weighted average amortized lives, are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortized Life
Backlog	$15,000	0.5 years
Customer relationships	23,000	2.24 years
Developed technology	48,000	3.0 years
Patents	13,000	4.5 years
In-process research and development	18,000

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

The following table summarizes the significant assumptions at the acquisition date underlying the valuations of IPR&D for the NXP acquisition completed on February 8, 2010:

	Fair Value	February 8, 2010
Set-Top Box Development Projects		Estimated Cost to Complete	Expected Commencement Date of Significant Cash Flows
	(In thousands)
Apollo/Shiner	$8,856	$1,400	Completed
Kronos	7,731	1,800	February 2012
Other	1,413	2,700	February 2013

Total	$18,000	$5,900

The Company received and sampled first silicon on the Apollo/Shiner product and in November 2010 determined that the project was complete. Minor validation and testing work will continue prior to achieving high volume production which is anticipated to occur in the fourth quarter of 2011. The asset was re-designated a finite-lived intangible asset within the core technology category and amortization of the asset commenced in November 2010 over an expected useful live of 3 years. The Company continues to develop the Kronos and other product lines with the expectation the products will be fully developed in 2012 and 2013, respectively.

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

Nine Months Ended September 30, 2010
Pro forma net revenues	$486,038
Pro forma net loss	(73,034)
Pro forma net loss per share — Basic	(0.46)
Shares used in computing pro forma net loss per share — Basic	159,624

The Company recorded net revenues of approximately $302.7 million and net operating loss of $15.9 million from the acquisition for the nine months ended September 30, 2010 respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and impairment

The following table presents goodwill balances and movements for the nine months ended September 30, 2010:

September 30,
(In thousands)	2010
Balance at beginning of quarter	$7,851
Impairment charge	(7,851)

Balance at end of quarter	$—

The Company did not have goodwill balances for the nine months ended September 30, 2011.

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

The Company experienced adverse changes from prior expectations during the three months ended September 30, 2011 which negatively impacts the projected revenues and contributed to a decline in the market price of Trident common stock. The Company recognized this as a triggering event and, based on an impairment analysis, determined that the carrying amounts of its intangible assets (an element of asset groups evaluated for impairment) were recoverable taking into account the undiscounted cash flows expected to result from the use of each asset group over its expected useful life. The Company’s cash flow assumptions are established using historical data and internal estimates developed as part of its long-term planning process.

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

Intangible assets and impairment

The following table summarizes the components of intangible assets and related accumulated amortization, including impairment, for the periods presented:

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
	(In thousands)
Intangible assets:
Core & developed	$84,607	$(55,944)	$28,663	$84,607	$(40,716)	$43,891
Customer relationships	25,120	(19,312)	5,808	25,120	(11,795)	13,325
Patents	13,000	(4,755)	8,245	13,000	(2,588)	10,412
In-process R&D	9,144	(698)	8,446	9,144	—	9,144
Service agreements	16,000	(15,161)	839	16,000	(9,851)	6,149

Total	$147,871	$(95,870)	$52,001	$147,871	$(64,950)	$82,921

        As of September 30, 2011, the status of in-process research and development is consistent with the Company’s expectation at the time the in-process research and development was acquired. Future period intangible assets amortization expense will include the amortization of in-process research and development, if and when the technology reaches technical feasibility. See Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for a further description of the Company’s in-process research and development.

The following table presents details of the amortization of intangible assets included in net revenues, cost of revenues, research and development and selling, general and administrative expense categories for the periods presented:

	Three months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$7,915	$11,612	$25,793	$38,799
Operating expenses:
Research and development	627	775	2,685	2,083
Selling, general and administrative	318	1,329	2,442	3,423

	$8,860	$13,716	$30,920	$44,305

As of September 30, 2011, the estimated future amortization expense of intangible assets in the table above is as follows, excluding two in-process research and development intangible assets that have not reached technological feasibility:

Year Ending	Estimated Amortization
(In thousands)
2011( remaining 3 months)	$8,088
2012	26,706
2013	7,015
2014	1,746
2015 and thereafter	—

Total	$43,555

7. RESTRUCTURING

On September 21, 2011, the Board of Directors of the Company approved a workforce reduction and authorized management to proceed with the reduction. On September 26, 2011, the Company issued a press release announcing the workforce reduction plan, which provides for a reduction in the number of employee positions at the Company from approximately 1,275 to approximately 1,000 by early 2012. The total cost of the restructuring plan is expected to be approximately $8.0 to $10.0 million. The Company has incurred $2.1 million of related charges to date and expects to recognize the remaining expenses over the next nine months. The Company is taking these actions in order to reduce operating costs and realign its organization in the current competitive operating environment.

The Company incurred a restructuring charge of $3.5 million and $8.1 million for the three and nine months ended September 30, 2011, respectively, including $2.1 million for non-recurring employee-related termination benefits, including severance payments and continuation of medical insurance benefits related to the September 26, 2011 plan. Restructuring charges also include $1.4 million for similar benefits related to a previous reduction in force, subject to local laws and regulations and in consultation with local works councils in Europe. These charges were not estimable until settlement, which occurred during the three months ended September 30, 2011. The September 26, 2011 plan also includes actions subject to local works council requirements in Europe for which the charges are currently not estimable.

During the three months ended March 31, 2011, the Company approved plans to restructure some of its research and development operations. These plans included the closure of a facility in Israel and significant downsizing of a facility in San Diego, California during the quarter ended June 30, 2011. The remaining liability related to restructuring actions taken prior to September 26, 2011 is primarily related to operating lease commitments on exited facilities.

Prior to the close of the Company’s acquisition from NXP of selected assets and liabilities of NXP’s television systems and set-top box business lines, NXP initiated a restructuring plan pursuant to which the employment of some NXP employees was terminated upon the close of the merger. The Company determined that the restructuring plan was a separate plan from the business combination because the plan to terminate the employment of certain employees was made in contemplation of the acquisition. Therefore, a severance cost of $3.6 million was recognized by the Company as an expense on the acquisition date and is included in the total restructuring charge of approximately $8.4 million for the three months ended March 31, 2010. The $3.6 million of severance cost was paid by NXP after the close of the acquisition, effectively reducing the purchase consideration transferred. See Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements. Also during the three months ended March 31, 2010, the Company shut down one of its European locations in an effort to streamline its operations and recorded $4.5 million of restructuring expenses related to severance and related employee benefits to employees who will be terminated. Restructuring charges are recorded under Restructuring charges in the Company’s Condensed Consolidated Statement of Operations.

The following table presents the changes in the Company’s restructuring accrual for the three and nine months ended September 30, 2011 and 2010:

	Three months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Restructuring liabilities, beginning of period	$1,215	$1,105	$2,983	$—
Severance and related charges	3,496	2,301	8,148	15,166
Adjustments	16	—	1,218	—
Net cash payments	(2,131)	(1,252)	(9,789)	(13,012)
Foreign exchange loss	(58)	—	(22)	—

Restructuring liabilities, end of period	$2,538	$2,154	$2,538	$2,154

The Company expects to pay the remaining liability over the next twelve months.

8. WARRANTY PROVISION

The Company replaces defective products that are expected to be returned by its customers under its warranty program and includes such estimated product returns in its cost of goods sold. The following table reflects the changes in the Company’s accrued product warranty for expected customer claims related to known product warranty issues for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accrued product warranty, beginning of period	$770	$481	$1,596	$—
Charged to (reversal of) cost of revenues	(165)	759	(83)	1,240
Actual product warranty expenses	—	—	(908)	—

Accrued product warranty, end of period	$605	$1,240	$605	$1,240

9. BANK LINE OF CREDIT

On February 9, 2011, the Company, TMFE and Trident Microsystems (HK) Ltd., or TMHK, entered into a $40 million revolving line of credit agreement (the “Agreement”) with Bank of America, N.A., to finance working capital. In order to access credit under the Agreement, the Company was subject to eligibility requirements, limitations and covenants. The Company has been unable to borrow under the credit facility or to refinance future indebtedness and has been prevented from using the Agreement to fund its working capital needs. The Company incurred loan origination costs and related expenses of $1.0 million, of which $0.2 million had been amortized prior to the three months ended September 30, 2011. As of September 30, 2011, the Company had not borrowed funds from the revolving line of credit. On August 8, 2011, the Company amended the credit agreement. As a result of the modification of the Agreement, the company wrote off the remaining unamortized portion of the loan origination fees of $0.8 million in the three months ended September 30, 2011, which was included in Other income, net on the Condensed Consolidated Statement of Operations. On November 1, 2011, the Company cancelled the Agreement, resulting in cancellation and legal fees of $0.2 million, incurred in the three months ending December 31, 2011. As a result of the cancellation, the Company and its subsidiaries will have no obligations under the Agreement and any collateral for the Agreement will be available to the Company without restriction.

10. EMPLOYEE STOCK PLANS

Employee Stock Incentive Plans

The Company grants nonstatutory and incentive stock options, restricted stock awards, restricted stock units and performance share awards to attract and retain officers, directors, employees and consultants. For the quarter ended March 31, 2010, the Company granted awards under the 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the Company’s stockholders on January 25, 2010. Previously, the Company had also adopted the 2001 Employee Stock Purchase Plan, however, purchases under this plan have been suspended for several years. Options to purchase Trident’s common stock remain outstanding under the following incentive plans which have expired or been terminated: the 1992 Stock Option Plan, the 1994 Outside Directors Stock Option Plan, the 1996 Nonstatutory Stock Option Plan (the “1996 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In addition, options to purchase Trident’s common stock are outstanding as a result of the assumption by the Company of options granted to TTI’s officers, employees and consultants under the TTI 2003 Employee Option Plan (the “TTI Plan”). The options granted under the TTI option Plan were assumed in connection with the acquisition of the minority interest in TTI on March 31, 2005 and converted into options to purchase Trident’s common stock. Except for the 1996 Plan, all of the Company’s equity incentive plans, as well as the assumption and conversion of options granted under the TTI Plan, have been approved by the Company’s stockholders.

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

For the three and nine months ended September 30, 2011 and 2010, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three months Ended September 30,		Nine Months Ended September 30,
Employee Incentive Plans	2011	2010	2011	2010
Expected term (in years)	—	5.03	5.03	4.78
Expected volatility	—	71.28%	71.93%	69.02%
Risk-free interest rate	—	1.25%	2.23%	2.25%
Expected dividend rate	—	—	—	—
Weighted average fair value at grant date	$—	$1.00	$0.57	$1.03

No options were granted during the three months ended September 30, 2011.

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

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based award activities for the quarters ended September 30, 2011 and 2010. The Company has not capitalized any stock-based compensation expense in inventory for the quarters ended September 30, 2011 and 2010 as such amounts were immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Cost of revenues	$82	$82	$232	$272
Research and development	698	845	2,309	2,627
Selling, general and administrative	763	938	2,398	1,864

Total stock-based compensation expense	$1,543	$1,865	$4,939	$4,763

During the three months ended September 30, 2011, total stock-based compensation expense recognized in income before taxes was $1.5 million, and there was no related recognized tax benefit. During the three months ended September 30, 2010, total stock-based compensation expense recognized in income before taxes was $1.9 million, with no related recognized tax benefit; during the nine months ended September 30, 2010, total stock-based compensation expense recognized in income before taxes was $4.8 million, with no related recognized tax benefit, that was reduced by a reduction in a contingent liability of $1.6 million associated with the “modification of certain options” that was recorded in Selling, general administrative expenses on the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2010. See Note 16, “Commitments and Contingencies — “Special Litigation Committee,” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the modification of certain options.

Stock Option Awards

During the three months ended September 30, 2011, the Company did not grant any stock options to purchase its common stock and no options to purchase common stock were exercised.

Total compensation expense related to stock options outstanding during the three months ended September 30, 2011 was $0.3 million. Total gross unrecognized compensation cost of options granted but not yet vested as of September 30, 2011 was $2.8 million, which is expected to be recognized over the weighted average service period of 3.34 years.

Restricted Stock Awards and Restricted Stock Units

For the three months ended September 30, 2011, the Company granted approximately 2.7 million stock awards (“RSAs”) and restricted stock units (“RSUs”) with a weighted average grant date value of $0.65 per share.

For the three months ended September 30, 2011, the Company recognized expense for RSAs and RSUs, excluding performance share awards with market and service conditions, of $2.5 million. Included in the $2.5 million of expense was a one-time fully vested bonus issuance of RSAs and RSUs of approximately $1.3 million, as settlement of employee bonuses previously accrued. A total of $6.5 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.52 years.

For the three months ended September 30, 2011, the Company recognized expense related to performance share awards with market and service conditions granted under the 2010 Plan, of $0.1 million. A total of $0.5 million of unrecognized compensation cost is expected to be recognized over a weighted average period of 2.28 years.

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

12. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net loss	$(39,118)	$(17,514)	$(106,150)	$(75,110)

Shares used in computing net loss per share — basic and diluted	178,237	174,553	176,744	159,624
Net loss per share — basic and diluted	$(0.22)	$(0.10)	$(0.60)	$(0.47)

Potentially dilutive securities(1)	7,564	7,109	7,564	6,592

(1)	Dilutive potential common shares consist of stock options. Warrants, restricted stock awards, and restricted stock units are excluded because their effect would have been anti-dilutive. The potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

13. INCOME TAXES

The Company accrued an insignificant amount for interest and penalties, following applicable accounting guidance, related to gross unrecognized tax benefits, which are included in the provision for income taxes for the three and nine months ended September 30, 2011.

The Company included in its unrecognized tax benefit of $29.9 million at September 30, 2011, $20.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits could decrease by a range between zero and $2.8 million within the next twelve months, depending on the outcome of certain tax audits or statutes of limitations in foreign jurisdictions.

A provision for income taxes of $0.9 million and $1.4 million was recorded for the three and nine months ended September 30, 2011, respectively. A provision for income taxes of $1.7 million and $0.2 million was recorded for the three and nine months ended September 30, 2010, respectively. While the Company is in a loss position on a consolidated basis for the three and nine months ended September 30, 2011, tax expense recorded in the three and nine month period ended September 30, 2011 resulted primarily from income earned in various jurisdictions as a result of reimbursements for intercompany services. Tax expense recorded for the three and nine months ended September 30, 2010, also resulted primarily from income earned in various jurisdictions as a result of reimbursements for intercompany services. As a result, the Company’s effective tax rates were (2.3%) and (1.3%) in the three and nine months ended September 30, 2011, giving rise to a significant difference between the 35% federal statutory rate and the Company’s effective tax rates, in the three and nine months ended September 30, 2011 and September 30, 2010.

The Company’s ability to use federal and state net operating loss and credit carry forwards to offset future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code (“IRC”) Sections 382 and 383. As discussed in Note 5, “Business Combinations” of Notes to Condensed Consolidated Financial Statements, on February 8, 2010, Trident issued 104,204,348 newly issued shares of Trident common stock to NXP, equal to 60% of the then total outstanding shares of Trident common stock. The impact of this event reduced the Company’s availability of net operating loss and tax credit carry forwards for federal and state income tax purposes.

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

14. RELATED PARTY TRANSACTIONS

NXP

In connection with the NXP acquisition, the Company acquired two inventory notes receivable. The first Note was settled during the quarter ended September 30, 2010. The second Note originally bore interest at a rate per annum of 250 basis points in excess of the 3-month LIBOR rate from February 8, 2010 to June 30, 2011. Effective July 1, 2011, the arrangement was renegotiated so as to make the note non-interest bearing. The Company expects the second Note to be settled no later than August 31, 2012, when the company successfully implements an enterprise resource planning system.

Since the Company was unable to successfully implement an enterprise resource planning system by June 30, 2011, the Company entered into an arrangement with NXP to extend the Manufacturing Services Agreement and a Transition Service Agreement for ICT Hardware and ICT Software at a monthly charge of $0.2 million and $0.3 million, respectively. The term of these agreements ends following the readiness of the Company’s enterprise resource planning system, which is currently projected to be implemented in the first half of fiscal 2012, but no later than August 31, 2012.

Total purchases from NXP for the three months ended September 30, 2011 were $38.4 million. As of September 30, 2011, the outstanding accounts payable to NXP was $20.4 million and the outstanding accounts receivable from NXP was $5.1 million, which was not related to the sales of product. At September 30, 2011, the Company had a note receivable from NXP of $20.9 million related to future inventory purchases from NXP, of which the entire balance was a current asset on the Company’s Condensed Consolidated Balance Sheet.

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

•

Transition Services Agreement: Under this agreement, NXP agrees to provide to the Company for a limited period of time specified transition services and support, including order fulfillment and delivery; accounting services and financial reporting services; human resources management (including compensation and benefit plan management, payroll services and training); pensions; office and infrastructure services (including access to certain facilities for a limited period of time); sales and marketing support; supply chain management (including logistics and warehousing); quality control; financial administration; ICT hardware and ICT software and infrastructure; general IT services; export, customs and licensing services; and telecommunications. Depending on the service provided, the term ranged from three to 18 months.

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

15. EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company’s Israeli subsidiary had a pension and severance investment plan pursuant to which the Company was required to make pension and severance payments to its retired or former Israeli employees, and in certain circumstances, other Israeli employees whose employment is terminated. This subsidiary has been closed and all severance costs had been paid as of June 30, 2011.

The Company’s India subsidiary has a gratuity plan and a compensated absence plan pursuant to which the Company is required to make payments. The Company’s liability for gratuity plan is calculated based on the salary of employees multiplied by years of service. The Company’s liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balance of $0.6 million is included in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. A corresponding asset of $0.3 million is included in other assets, on the Company’s Condensed Consolidated Balance Sheets. The underfunded balance of these plans was $0.3 million as of September 30, 2011.

Employee 401(k) Plan

The Company sponsors the Trident Microsystems, Inc. 401(k) Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 100% of their annual eligible compensation to the Plan on a pretax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches eligible participant contributions at 25% of the first 5% of eligible base compensation. The Retirement Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the limit set forth in the Internal Revenue Code. The catch-up contributions are eligible for matching contributions. All matching contributions vest immediately, but participants must be employed on the last day of the plan year in order to receive the matching contribution. The Company’s matching contributions to the Plan totaled $0.2 million for the nine months ended September 30, 2011.

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

Commitments

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines from NXP, the Company entered into a Transition Services Agreement, pursuant to which NXP provides to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services could continue into the third quarter of 2012.

The terms of the agreements allow the Company to cancel either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Also see Note 14, “Related Party Transactions,” of Notes to Condensed Consolidated Financial Statements.

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

On February 15, 2011, the Company entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Settlement, and on February 17, 2011, the federal court preliminarily approved the Settlement. The details of the Settlement were previously disclosed in the Company’s Form 8-K filed on February 16, 2011. On April 19, 2011, the federal court entered an order finally approving the Settlement. On May 19, 2011, the Settlement became effective, thus satisfying the contingency in the settlement of Mr. Lin’s counterclaims against the Company and ending the derivative actions. In connection with the approved settlements, payments of approximately $5.4 million were made to the Company and recorded in Other income, net on the Company’s Condensed Consolidated Statement of Operations during the nine months ended September 30, 2011. In addition, the Company transferred certain investments to Mr. Lin. The Company concluded that the value of these investments approximated the $2.8 million that it had previously recorded as a contingent liability accrual. As the book value of the transferred investments was $0.6 million, the Company recorded the remaining $2.1 million as a gain on investment in Other income, net during the period to reflect the fair value of the transferred assets.

Special Litigation Committee

Effective at the close of trading on September 25, 2006, the Company temporarily suspended the ability of optionees to exercise vested options to purchase shares of its common stock, until the Company became current in the filing of its periodic reports with the SEC and filed a Registration Statement on Form S-8 for the shares issuable under the 2006 Plan, or 2006 Plan S-8. This suspension continued in effect through August 22, 2007, the date of the filing of the 2006 Plan S-8, which followed the Company’s filing, on August 21, 2007, of its Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result, the Company extended the exercise period of approximately 550,000 fully vested options held by 10 employees, who were terminated during the suspension period, giving them either 30 days or 90 days after the Company became current in the filings of the Company’s periodic reports with the SEC and filed the 2006 Plan S-8 in order to exercise their vested options. During the three months ended September 30, 2007, eight of these ten former employees stated above exercised all of their vested options. However, on September 21, 2007, the SLC decided that it was in the best interests of the Company’s stockholders not to allow the remaining two former employees, as well as the Company’s former CEO, Frank Lin, and two former non-employee directors, to exercise their vested options during the pendency of the SLC’s proceedings, and extended, until March 31, 2008, the period during which these five former employees could exercise approximately 428,000 of their fully vested options. Moreover, the SLC allowed one former employee to exercise all of his fully vested stock options and another former employee agreed to cancel all of such individual’s fully vested stock options during the three months ended March 31, 2008.

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

Indemnification Obligations

The Company indemnifies as permitted under Delaware law and in accordance with its Bylaws, the Company officers, directors and members of its senior management for certain events or occurrences, subject to certain limits, while they were serving at the Company’s request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers, directors and employees in connection with the Company’s investigation of its historical stock option granting practices and related issues, and the related governmental inquiries and shareholder derivative litigation. The maximum amount of potential future indemnification is unknown and potentially unlimited; therefore, it cannot be estimated. The Company has directors’ and officers’ liability insurance policies that may enable us to recover a portion of such future indemnification claims paid, subject to coverage limitations of the policies, and plan to make claim for reimbursement from the Company’s insurers of any potentially covered future indemnification payments.

Commercial Litigation

In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against the Company and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. The Company and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. The Company has filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained the Company’s demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. The Company demurred again and the demurrer was sustained with leave to amend at a hearing held on June 23, 2011. On July 22, 2011, Exatel filed a Second Amended Complaint. The Company demurred to the Second Amended Complaint. The demurrer is scheduled to be heard on January 17, 2012. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. The Company intends to contest this action vigorously.

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

Geographic Information

Revenues by region are classified based on the locations of the customer’s principal offices even though customers’ revenues are attributable to end customers that are located in a different location. The following is a summary of the Company’s net revenues by geographic operations:

(In thousands)	Three months Ended September 30,		Nine Months Ended September 30,
Revenues:	2011	2010	2011	2010
Asia Pacific	$28,100	$35,082	$83,642	$85,964
Europe	20,680	45,748	69,600	110,369
Americas	14,821	17,732	29,672	30,925
South Korea	13,966	55,195	45,585	155,164
Japan	2,521	22,811	9,491	56,197

Total revenues	$80,088	$176,568	$237,990	$438,619

The Company’s long-lived assets, net property and equipment, are located in the following countries:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
China	$19,738	$21,422
Americas	2,806	5,068
Europe	1,697	3,076
Asia Pacific	1,002	1,240
Taiwan	719	760

Total	$25,962	$31,566

Major Customers

The following table shows the percentage of the Company’s revenues for the three and nine months ended September 30, 2011 and September 30, 2010 that was derived from customers who individually accounted for more than 10% of revenues in that period.

	Three months Ended September 30,		Nine Months Ended September 30,
Revenue:	2011	2010	2011	2010
Philips	13%	15%	14%	14%
Arrow Electronics	12%	*	13%	*
Samsung	*	19%	*	23%

*	Less than 10% of net revenues

As of September 30, 2011, the Company had a high concentration of accounts receivable with Philips group of companies which accounted for 19% of gross accounts receivable and Motorola Mobility, Inc. which accounted for 14%.

18. SUBSEQUENT EVENTS

On October 19, 2011, the Company entered into an agreement with Shanghai Lingang Economic Development Group Investment Management Co., Ltd. to sell and leaseback its property in Shanghai, China. The sale price is the equivalent of approximately $24.0 million. The Company expects fees, transactional taxes and income taxes of approximately $4.0 million associated with the sale to be incurred within three to six months. The Company received a deposit of $4.8 million on October 20, 2011 and expects to receive the remaining proceeds of approximately $19.2 million during the three months ended December 31, 2011. These funds are expected to be used primarily in China. The Company will pay annual rents of approximately $2.1 million for a lease term of five years.

The Company previously announced a Loan, Guaranty and Security Agreement dated as of February 9, 2011 (the Agreement) with Bank of America, N.A. The Company has not used the line of credit available under the Agreement and had no borrowings outstanding under the Agreement. The Company terminated the Agreement on November 1, 2011. As a result, the Company and its subsidiaries will have no obligations under the Agreement and any collateral for the Agreement will be available to the Company without restriction.

On November 8, 2011, the Company and NXP entered into amendments to certain of the agreements between NXP and the Company, to extend the period during which NXP will provide the Company with manufacturing services until December 31, 2012, subject to certain requirements and limitations. In addition, NXP, the Company’s largest supplier, agreed to certain payment terms which the Company expects will increase its liquidity during the short term. The Company and NXP agreed that the Company will have extended payment terms for all purchase orders placed from October 24, 2011 through January 31, 2012. The Company believes these terms will assist it in managing short term liquidity, providing an opportunity for the Company to continue to fulfill customer orders and meet customer requirements.

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

Our MD&A is organized as follows:

•	Overview. Discussion of our business.

•	Recent Acquisitions. Discussion of our recent acquisition of the NXP product lines and the Micronas product lines.

•	Outlook and Challenges. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2011 to the three months ended September 30, 2010.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Recent Acquisitions

On February 8, 2010, we and our wholly-owned subsidiary Trident Microsystems, (Far East), Ltd., or TMFE, a corporation organized under the laws of the Cayman Islands, completed the acquisition of the television systems and set-top box business lines from NXP B.V., a Dutch besloten vennootschap; or NXP. As a result of the acquisition, we issued 104,204,348 shares of Trident common stock to NXP, or Shares, equal to 60% of our total outstanding shares of Common Stock at that time, after giving effect to the share issuance to NXP, in exchange for the contribution of selected assets and liabilities of the television systems and set-top box business lines from NXP and cash proceeds in the amount of $44 million. In accordance with U.S. generally accepted accounting principles, the closing price on February 8, 2010 was used to value Trident common stock issued which is traded in an active market and considered Level 1 input. In addition, we issued to NXP four shares of a newly created Series B Preferred Stock or the “Preferred Shares.” The purchase price and fair value of the consideration transferred by Trident was $140.8 million. For details of the acquisition, see Note 5, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements.

Outlook and Challenges

Our results of operations were as follows:

(In thousands)	Q3 2011	Q2 2011	Q3 2010
Net revenue	$80,088	$69,569	$176,568
Gross profit	18,131	18,002	48,170
Operating loss	(38,679)	(33,935)	(18,299)
Net loss	(39,118)	(26,259)	(17,514)

Our revenues have declined significantly over the past year as a result of the loss of TV SOC and FRC market share, particularly in South Korea and Japan, and reduced demand for older TV and STB products that were acquired through the NXP and Micronas acquisitions. We have had difficulty winning new design sockets with many of the largest global TV OEMs. In addition, mass production of many of our newest TV and STB products, has been delayed as a result of lengthy software certification processes and slower customer program roll-outs. In addition, weak economic growth in many global markets has reduced demand for our customers’ products, which has hurt our sales. In this difficult environment, we have significantly lowered operating expenses through restructuring actions taken in 2011. Net loss for the third quarter was $39.1 million, or $0.22 per share. This compares with a net loss of $26.3 million, or $0.15 per share in the prior sequential quarter and a net loss of $17.5 million, or $0.10 per share, in the quarter ended September 30, 2010.

As of September 30, 2011, we had an accumulated deficit of $316.8 million. We have incurred operating losses and generated negative cash flows for the last three years. As of September 30, 2011, we had cash of $35.9 million and working capital of $43.1 million. Cash used in the nine months ended September 30, 2011 was $57.3 million. Given the loss of a significant expected intellectual property transaction, delays in mass production of new programs, the continuing costs of our previously announced restructuring activities and a soft consumer electronics market, we anticipate that the quarterly loss in the fourth quarter will be at least as large as what we have seen over the past year, further eroding our cash position. Our near term liquidity has been negatively impacted by these factors and we will be required to secure additional sources of cash sooner than we had previously expected. Our current expectation is to successfully develop strategic alternatives to improve near term liquidity. Subsequent to the quarter end we announced a contract for the sale of our facility in Shanghai and we made modifications to our agreements with NXP, each of which we expect to improve our short term liquidity. However, we can make no assurances and there is uncertainty regarding our ability to conclude additional transactions necessary for us to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our fourth quarter ending December 31, 2011, we expect our revenues to be in the range of $50 to $56 million. We expect the decrease from the prior sequential quarter and the prior year’s fourth quarter as a result of continued delays in new customer programs for TV and STB products and a reduction in sales of existing legacy products. We expect to report a GAAP operating loss in the range of $38 million to $43 million, including the impact of approximately $11 million of non-cash intangibles amortization and stock-based compensation. We expect to consume cash to support operations and for cash restructuring severance for the fourth quarter of 2011 and expect our cash balance as of the end of the quarter to be in the range of $25 million to $35 million. This includes the expected net proceeds from our Shanghai building sale of approximately $20 million and assumes more favorable terms with certain vendors. Please note the Shanghai building proceeds are expected to be used primarily in China.

Critical Accounting Estimates

References included in this Quarterly Report on Form 10-Q to “accounting guidance” means U.S. generally accepted accounting principles, or GAAP. The preparation of our financial statements and related disclosures in conformity with GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s critical accounting policies are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our critical accounting policies and make adjustments when facts and circumstances dictate. Our critical accounting policies that are affected by estimates, assumptions, and judgments, and are used in used in the preparation of the Company’s condensed consolidated financial statements, could differ from actual results and have a material financial impact on the Company’s reported financial condition and results of operations. The Company’s critical accounting policies include revenue recognition, long-lived assets, inventories and income taxes. A summary of the Company’s critical accounting policies can be found in the Management’s Discussion & Analysis of Financial Condition and Results of Operations section included in our Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Standards

For a description of the recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial Data for the Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Net Revenues

Our revenues have decreased over the last year as a result of the loss of TV SOC and FRC market share, particularly in South Korea and Japan, and reduced demand for older TV and STB products acquired through the NXP and Micronas acquisitions. Our revenue has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, market demand; supply constraints, including manufacturing capacity at the foundries that are our critical source for manufacturing our products; capabilities of our products relative to market requirements and the timeliness of our products relative to our customers’ design-in windows; and competitive factors, including product pricing.

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

Digital media solutions revenues represented all of our revenues for the three and nine months ended September 30, 2011 and September 30, 2010. Net revenues are revenues less reductions for rebates and allowances for sales returns.

The following tables present the comparison of net revenues by regions in dollars and in percentages for the three and nine months ended September 30, 2011 and 2010:

Net revenues comparison by dollars

(Dollars in thousands)	Three Months Ended September 30,		Dollar Variance	Percent Variance	Nine Months Ended September 30,		Dollar Variance	Percent Variance
Revenues by region(1)	2011	2010			2011	2010
Asia Pacific(2)	$28,100	$35,082	$(6,982)	(19.9%)	$83,642	$85,964	$(2,322)	(2.7%)
Europe	20,680	45,748	(25,068)	(54.8%)	69,600	110,369	(40,769)	(36.9%)
Americas	14,821	17,732	(2,911)	(16.4%)	29,672	30,925	(1,253)	(4.1%)
South Korea	13,966	55,195	(41,229)	(74.7%)	45,585	155,164	(109,579)	(70.6%)
Japan	2,521	22,811	(20,290)	(88.9%)	9,491	56,197	(46,706)	(83.1%)

Total net revenues	$80,088	$176,568	$(96,480)	(54.6%)	$237,990	$438,619	$(200,629)	(45.7%)

Net revenues comparison by percentage of total net revenues

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
Revenues by region(1)	2011	2010		2011	2010
Asia Pacific(2)	35.1%	19.9%	15.2%	35.1%	19.6%	15.5%
Europe	25.8%	25.9%	(0.1%)	29.2%	25.2%	4.0%
Americas	18.5%	10.0%	8.5%	12.5%	7.0%	5.5%
South Korea	17.4%	31.3%	(13.9%)	19.2%	35.4%	(16.2%)
Japan	3.2%	12.9%	(9.7%)	4.0%	12.8%	(8.8%)

Percentage of net revenues	100%	100%		100%	100%

(1)	Net revenues by region are classified based on the locations of the customers’ principal offices even though our customers’ revenues may be attributable to end customers that are located in a different location.

(2)	Net revenues from China, Taiwan and Singapore are included in the Asia Pacific region.

The following table shows the percentage of our revenues during the three and nine months ended September 30, 2011 and 2010 that were derived from customers who individually, or through their Electronic Manufacturing Service providers accounted for more than 10% of revenues for those quarters:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2011	2010	2011	2010
Philips	13%	15%	14%	14%
Arrow Electronics	12%	*	13%	*
Samsung	*	19%	*	23%

*	Less than 10% of net revenues

The majority of sales made to distributors are recognized when shipment is made to end user customers (sell-through basis). For the quarter ended September 30, 2011, distribution revenue recognized on a sell-through basis was 27.5% of total revenues.

As of September 30, 2011, we had a high concentration of accounts receivable with the Philips group of companies which accounted for 19% of gross accounts receivable and Motorola Mobility, Inc. which accounted for 14%.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Gross profit	$18,131	$48,170	$(30,039)	(62.4)%	$56,010	$94,881	$(38,871)	(41.0)%
Gross profit %	22.6%	27.3%			23.5%	21.6%

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

Gross profit declined significantly in the three months ended September 30, 2011, compared with the three months ended September 30, 2010, as a result of significantly lower sales. Gross margin percentage decreased to 22.6 percent, compared with 27.3 percent in the third quarter of 2010. Standard manufacturing costs as a percentage of sales improved as a result of improved sales mix and continued manufacturing cost improvements, however, these were more than offset by reserves taken on inventory due to reduced product demand.

The net impact on gross profit due to an increase in inventory write-downs and reserves and sales of previously reserved product is as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Additions to inventory reserves	$3,028	$64	$4,942	$640
Accrual for ordered product with no demand	3,447	682	4,716	1,384
Lower of cost or market adjustment	—	—	—	135
Sales of previously reserved product	(139)	(825)	(417)	(1,571)

Net (increase) decrease in gross profit	$6,336	$(79)	$9,241	$588

In the quarters ended September 30, 2011 and 2010, as shown in the table above, inventory write-downs and reserves and sales of previously reserved product represents 7.9% and 0.0% of total net revenues respectively. No cost of revenues was recorded with respect to sales of previously reserved product, for the quarters ended September 30, 2011 and 2010.

In order to accommodate customer requests for shorter shipment lead times, we manufacture product based on customer forecasts. These forecasts are based on multiple assumptions. While we believe our relationships with our customers, combined with our understanding of the end markets we serve, provide us with the ability to make reliable forecasts, our previous forecasts of customer demand have resulted in excess and obsolete inventory that has reduced our profit margins. Our assumptions and processes are currently under review so as to align future production with appropriate demand levels.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Research and Development	$36,607	$44,709	$(8,102)	(18.1%)	$107,957	$131,426	$(23,469)	(17.9%)
Percentage of net revenues	45.7%	25.3%			45.4%	30.0%

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

Research and development expenses decreased in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, primarily as a result of lower transition support services from NXP and lower headcount as a result of the continuing integration of our product roadmap and workforce since completing the NXP and Micronas acquisitions.

Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Selling, general and administrative	$16,707	$19,459	$(2,752)	(14.1%)	$53,090	$61,906	$(8,816)	(14.2%)
Percentage of net revenues	20.9%	11.0%			22.3%	14.1%

Selling, general and administrative expenses consist primarily of personnel related expenses including salary and benefits, stock-based compensation, commissions paid to sales representatives and distributors and professional fees. During the three and nine months ended, On August 21, 2011, we signed an agreement to purchase a new enterprise resource planning system and, therefore, recorded a $4.0 million write-off of our previous enterprise resource planning system to Selling, general and administrative expenses.

Selling, general and administrative expenses for the third quarter declined $2.8 million from the third quarter of 2010 as a result of lower transition support services from NXP, primarily related to information technology, and lower headcount as a result of continuing workforce integration.

In July 2011, one of our customers decided to apply for controlled management under the laws of Luxembourg to secure continuation of its current operations. We recognized $0.7 million of bad debt expense to this customer as we are uncertain of the collectability of the account receivable as of the date of this Form 10-Q. We recognized $0.7 million in revenue for the nine months ended September 30, 2011 to this customer and had an accounts receivable balance at September 30, 2011 of $0.7 million. On October 6, 2011 this customer filed for bankruptcy under the laws of Luxembourg and on October 7, 2011 a bankruptcy administrator was appointed by the Luxembourg court. The company is evaluating the economics of filing claims with the Luxembourg court for the unpaid receivable.

Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Restructuring charges	$3,496	$2,301	$1,195	51.9%	$8,148	$15,166	$(7,018)	(46.3%)
Percentage of net revenues	4.4%	1.3%			3.4%	3.5%

We incurred a restructuring charge of $3.5 million for the quarter ended September 30, 2011 and expect future restructuring charges based on a workforce reduction plan approved by the Board of Directors on September 21, 2011. Due to delayed ramps of newer Trident SOCs and market weakness in some older legacy products, we necessarily needed to reduce operational expenses and lower its break-even profitability threshold. The process will follow applicable procedures and selection processes within each country and will be subject to completion of legally mandatory local works council consultation requirements and/or additional information obligations in a few of our European locations.

Based on current estimates, the total cost of the most recent restructuring plan will be $8.0 to $10.0 million. We have not yet incurred costs relative to this plan associated with contract terminations or other associated costs and will continue to evaluate this issue in future periods.

Relative to future restructuring cost, a large portion of the expenses will be recognized in periods subsequent to the initial announcement date in September 2011. We expect to have material expense and cash outlays in the next six to nine months, including those matters to be settled with foreign works councils.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Interest income	$34	$183	$(149)	(81.4%)	$382	$681	$(299)	(43.9%)
Percentage of net revenues	0.0%	0.1%			0.2%	0.2%

We invest our cash and cash equivalents in interest-bearing accounts consisting primarily of cash accounts, short term investments, certificates of deposits and money market funds investing in U.S. Treasuries. The average interest rates earned during the three months ended September 30, 2011 and 2010 were 0.52% and 0.26%, respectively and during the nine months ended September 30, 2011 and 2010 were 0.37% and 0.24%, respectively. The decrease in interest income for the quarter ended September 30, 2011, compared to the same quarter of the prior year, was primarily attributable to significantly lower interest-bearing cash balances.

Gain (loss) on Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Gain (loss) on investments	$—	$(94)	$94	100.0%	$2,098	$(303)	$2,401	(792.4%)
Percentage of net revenues	0.0%	(0.1%)			0.9%	(0.1%)

We recorded a $2.1 million gain for the nine months ended September 30, 2011 to reflect the fair value of assets transferred to Mr. Lin in conjunction with the settlement of his counterclaims against the Company. See Note 16, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this matter. During the nine months ended September 30, 2010, we recorded a loss on investments of $0.3 million.

Gain on Acquisition

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Gain on acquisition	$—	$—	$—	—	$—	$43,402	$(43,402)	(100.0%)
Percentage of net revenues	0.0%	0.0%			0.0%	(9.9%)

No gain on acquisition was recognized for the three months ended September 30, 2011. As a result of the NXP Transaction, we recognized a gain on acquisition of $48.5 million for three months ended March 31, 2010. Subsequently, in accordance with applicable accounting guidance, the preliminary estimate was reduced by $5.1 million as a result of new information received by us subsequent to filing our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, including a reduction to fixed assets of $1.4 million. Gain on acquisition represents the amount of the purchase price which was less than the fair value of the underlying net tangible and identifiable intangible assets acquired. Gain on acquisition is not considered income for tax purposes.

Other Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Other income, net	$401	$2,445	$(2,044)	(83.6%)	$5,930	$2,797	$3,133	112.0%
Percentage of net revenues	0.5%	1.4%			2.5%	0.6%

The decrease in Other income, net for the three months ended September 30, 2011 is predominantly due to the inclusion of a benefit for litigation settlements of approximately $0.8 million received and a currency translation amount of $1.4 million in the three months ended September 30, 2010. The increase in Other income, net for the nine months ended September 30, 2011, compared to nine months ended September 30, 2010, was primarily attributable to the $5.4 million settlement with Frank Lin as previously disclosed in our Form 8-K filed on February 16, 2011. Other income, net for the nine months ended September 30, 2010, included litigation settlements of approximately $2.5 million.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance	2011	2010	Dollar Variance	Percent Variance
Provision for income taxes	$874	$1,749	$(875)	(50.0%)	$1,375	$219	$1,156	527.9%
Effective income tax rate	2.3%	11.1%			1.3%	0.3%

A provision for income taxes of $0.9 million and $1.4 million was recorded for the three and nine months ended September 30, 2011, respectively. A provision for income taxes of $1.7 million and $0.2 million was recorded for the three and nine months ended September 30, 2010, respectively. The effective income tax rate for the three months ended September 30, 2011 decreased by 8.8 percentage points compared to the three months ended September 30, 2010. The effective income tax rate for the nine months ended September 30, 2011 increased by 1.0 percentage point compared to the nine months ended September 30, 2010. The change in our effective tax rate was primarily due to the recognition of the tax benefit resulting from net operating losses in foreign jurisdictions, and the release of tax reserves in a foreign jurisdiction associated with the remeasurement of an unrecognized tax benefit due to new information received in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2011 in which no tax benefit was recognized due to net operating losses in foreign jurisdictions.

Liquidity and Capital Resources

Liquidity

As of September 30, 2011, we had an accumulated deficit of $316.8 million. We have incurred operating losses and generated negative cash flows for the last three years. As of September 30, 2011, we had cash of $35.9 million and working capital of $43.1 million. Cash used in the nine months ended September 30, 2011 was $57.3 million. Given the loss of a significant expected intellectual property transaction, delays in mass production of new programs, the continuing costs of our previously announced restructuring activities and a soft consumer electronics market, we anticipate that the quarterly loss in the fourth quarter will be at least as large as what we have seen over the past year, further eroding our cash position. Our near term liquidity has been negatively impacted by these factors and will be required to secure additional sources of cash sooner than we had previously expected. Our current expectation is to successfully develop strategic alternatives to improve near term liquidity. Subsequent to the quarter end, we announced a contract for the sale of our facility in Shanghai and we made modifications to our agreements with NXP, each of which we expect to improve our short term liquidity. However, we can make no assurances and there is uncertainty regarding our ability to conclude additional transactions necessary for us to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents at September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Cash and cash equivalents	$35,928	$102,711

At September 30, 2011, approximately $9.2 million or 25.6% of our total cash and cash equivalents was held in the United States. The remaining balance, representing approximately $26.7 million, or 74.4% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong, and could be subject to additional taxation if it were to be repatriated to the United States. We do not currently expect to repatriate cash or cash equivalents to the United States.

Our primary cash inflows and outflows for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Net cash flow provided by (used in):
Operating activities	$(38,193)	$(78,353)
Investing activities	(19,167)	33,002
Financing activities	64	67

Net decrease in cash and cash equivalents	$(57,296)	$(45,284)

Operating Activities

Cash used in operating activities includes net loss adjusted for certain non-cash items and changes in current assets and current liabilities. For the nine months ended September 30, 2011, cash used in operating activities was $38.2 million compared to $78.4 million used in operating activities for the nine months ended September 30, 2010. The significant decrease in cash usage was primarily due to reduced working capital resulting from the significant revenue decreases and corresponding decreases in receivables, inventory and payables. Net changes in accounts receivable, inventory, payables and accruals provided cash of $4.5 million in the nine months ended September 30, 2011 as compared with net cash usage of $66.9 million in the nine months ended September 30, 2010. The reduced working capital are the result of a significant decrease in revenues of the television systems and set-top box business lines acquired from NXP in February 2010 and a reduction in revenues in the business lines acquired from Micronas in May 2009 which resulted in an increased net loss of $106.2 million for the nine months ended September 30, 2011, compared with $75.1 million for the nine months ended September 30, 2010. The net loss combined with non-cash income and expense items increased to $43.7 million in the nine months ended September 30, 2011, as compared to $37.4 million in the nine months ended September 30, 2010. Net losses and working capital demands are expected to continue using cash in the fourth quarter of 2011.

Investing Activities

For the nine months ended September 30, 2011, cash used in investing activities was $19.2 million, compared to cash provided by investing activities of $33.0 million in the nine months ended September 30, 2010. The cash used in the first nine months of 2011 was primarily attributable to the acquisition of property and equipment and technology licenses. The cash provided in the first nine months of 2010 was primarily attributable to $46.4 million from NXP as part of the our acquisition of that business, partially offset by other asset acquisitions related to licensing of software as well as purchases of property and equipment.

Financing Activities

Cash used in financing activities consisted of net cash proceeds from the issuance of common stock to employees upon exercise of stock options and excess tax benefit from stock-based compensation, and was negligible for the first nine months of both 2011 and 2010.

Commitments

Lease and Purchase Commitments

The following summarizes our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	There after	Total
	(Dollars in thousands)
Contractual Obligations:
Operating Leases (1)	$1,402	$4,200	$3,582	$2,993	$1,670	$1,551	$15,398
Purchase Obligations (2)	16,173	4,798	3,376	362	350	350	25,409

Total	$17,575	$8,998	$6,958	$3,355	$2,020	1,901	$40,807

(1)	At September 30, 2011, we leased office space and has lease commitments, which expire at various dates through August 2019, in North America as well as various locations in Japan, Hong Kong, China, Taiwan, South Korea, Singapore, Germany, The Netherlands, the United Kingdom, Israel and India. Operating lease obligations include future minimum lease payments under non-cancelable operating.

(2)	Purchase obligations primarily represent unconditional purchase order commitments with contract manufacturers and suppliers for wafers and software licensing including engineering software license and maintenance.

Rental expense for the three months and nine months ended September 30, 2011 was $1.4 million and $4.4 million, respectively, and was $1.4 million and $4.1 million for the three and nine months ended September 30, 2010 respectively.

As of September 30, 2011, we had total gross unrecognized tax benefits and related interest liabilities of $20.5 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated, and therefore, $20.5 million of unrecognized tax benefits have not been included in the contractual obligations table above.

NXP Acquisition Related Commitments

On February 8, 2010, as a result of the acquisition of selected assets and liabilities of the television systems and set-top box business lines acquired from NXP, we entered into a Transition Services Agreement, pursuant to which NXP provides to the us, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from three to eighteen months, and limited services were originally to continue into the fourth quarter of 2011. Also as a result of the acquisition of the NXP business lines, we entered into a Manufacturing Services Agreement pursuant to which NXP provides manufacturing services to us for a limited period of time. Originally, the term of the agreement was to end on the readiness of our enterprise resource planning system which was planned to be June 30, 2011. The terms of the agreements allow cancellation of either or both the Transition Services Agreement and the Manufacturing Services Agreement with minimum notice periods. Since we were unable to successfully implement an enterprise resource planning system by June 30, 2011, we entered into an arrangement with NXP on November 8, 2011 to extend the Manufacturing Services Agreement and a Transition Service Agreement for ICT Hardware and ICT Software at a monthly charge of $0.2 million and $0.3 million, respectively. The term of these agreements ends following the readiness of our enterprise resource planning system, which is currently projected to be implemented in the first half of fiscal 2012, but no later than August 31, 2012. See Note 18, “Subsequent Events” of Notes to Condensed Consolidated Financial Statements.

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

On February 15, 2011, we entered into a Stipulation of Settlement to resolve the federal litigation in its entirety, or Settlement, and on February 17, 2011, the federal court preliminarily approved the Settlement. The details of the Settlement were previously disclosed in our Form 8-K filed on February 16, 2011. On April 19, 2011, the federal court entered an order finally approving the Settlement. On May 19, 2011, the Settlement became effective, thus satisfying the contingency in the settlement of Mr. Lin’s counterclaims against us and ending the derivative actions. In connection with the approved settlements, payments of approximately $5.4 million were made to us and recorded in Other income, net on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2011.

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

Lin and each of the two former non-employee directors had desired to exercise their options, as indicated in previous written notices to the SLC, we recorded a contingent liability in accordance with accounting guidance, totaling $4.3 million, which was included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet as of June 30, 2008 and the related expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year then ended. Following the March 2010 partial settlement of the derivative litigation, which included a release of claims by our two former non-employee directors, we reduced the contingent liability by $1.6 million. On April 19, 2011, the federal court approved a comprehensive settlement with Mr. Lin and us, which became effective on May 19, 2011. We transferred investments to settle the liability, previously recorded as an accrual of $2.8 million. We included a “Gain on investment” of $2.1 million in the Condensed Consolidated Statements of Operations to reflect the fair value of assets transferred to Mr. Lin, which fully satisfied the contingency in the settlement of Mr. Lin’s counterclaims against us. In connection with the approved settlements, payments of approximately $5.4 million were made to us and recorded in Other income, net on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2011.

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

Commercial Litigation

In June 2010, Exatel Visual Systems, Ltd (“Exatel”) filed a complaint against Trident and NXP Semiconductors USA, Inc. (“NXP”), in Superior Court for the State of California, No. 1-10-CV-174333, alleging the following five counts: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud by misrepresentation and concealment, (4) negligent misrepresentation, and (5) breach of fiduciary duty. The complaint arises from a series of alleged transactions between Exatel and NXP’s predecessor, Conexant Systems, Inc. pertaining to a joint product development project they undertook commencing in 2007. Trident and NXP have each tendered an indemnity claim to the other for damages and fees arising out of the lawsuit pursuant to a contractual indemnity agreement between them. Both have refused. We have filed a demurrer seeking to dismiss the lawsuit primarily on the grounds that it is not a party to any contract with Exatel. Prior to the hearing on demurrer, Exatel dismissed NXP without prejudice from the lawsuit and agreed to arbitration after NXP filed a motion to compel arbitration for the claims against it pursuant to contractual arbitration provisions within the relevant contracts. On December 7, 2010, the court sustained our demurrer as to all causes of action, with leave to amend. Exatel has filed an amended complaint. We demurred again and the demurrer was sustained with leave to amend at a hearing held on June 23, 2011. On July 22, 2011, Exatel filed a Second Amended Complaint. We demurred to the Second Amended Complaint. The demurrer is scheduled to be heard on January 17, 2012. Because this action is in the very early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. We intend to contest this action vigorously.

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

Foreign currency exchange rate risk

As of September 30, 2011, we had operations in the United States, Taiwan, China, Hong Kong, Germany, The Netherlands, Japan, Singapore, South Korea, the United Kingdom, Israel and India. The functional currency of all of these operations is the U.S. dollar. Approximately $26.7 million, or 74.4% of total cash and cash equivalents, was held outside the United States, primarily in Hong Kong. However, a majority of cash held outside of the United States is denominated in U.S. dollars. A majority of our sales are denominated in US dollars. Substantial amounts of our obligations are also denominated in US dollars.

Our investments in several foreign wholly-owned subsidiaries are recorded in currencies other than the U.S. dollar. The financial statements of these subsidiaries are translated from the foreign currency to U.S. dollars and the resulting gains or losses are recorded in our results of operations.

While we expect our international revenues to continue to be denominated primarily in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies, such as Euros. In addition, our operating results may become subject to significant fluctuations based upon changes in foreign currency exchange rates of certain currencies relative to the U.S. dollar. As a result, our international operations give rise to transactional market risk associated with exchange rate movements primarily of the U.S. dollar, the euro, the Japanese yen, the Taiwanese dollar, the Indian rupee and the Chinese renminbi. Foreign exchange transactions totaled losses of $0.8 million and $0.9 million for the three and nine months ended September 30, 2011, and a $0.8 million loss and a $0.6 million gain for the three and nine months ended September 30, 2010. We will continue to analyze our exposure to currency exchange rate fluctuations in the future and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. As of the date of this report, we do not hedge our non-U.S. dollar denominated asset and liability positions.

Fluctuations in foreign currency exchange rates are reflected in net income as a component of Other income, net. Our results of operations and financial condition could be significantly impacted by either a 10% increase or decrease in relevant foreign currency exchange rates, depending on our exposures at the time.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2011, we have approximately $35.9 million in cash and cash equivalents, of all of which is in checking or short-term investments. We currently intend to continue investing a significant portion of our existing cash equivalents in interest bearing, investment grade securities, with maturities of less than three months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk. However, we will continue to monitor the health of the financial institutions with which these investments and deposits have been made due to the current global financial environment.

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

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below, which we think are the most important risks affecting our business, as well as the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

We have experienced lower than expected year-to-date sales volume and our near-term liquidity has been negatively impacted, which will require us to secure additional sources of cash in order to continue to operate our business effectively.

We have incurred operating losses and generated negative cash flows for the last three years. As of September 30, 2011, we had cash of $35.9 million and working capital of $43.1 million. Cash used in the nine months ended September 30, 2011 was $57.3 million. Given the loss of a significant expected intellectual property transaction, delays in mass production of new programs, the continuing costs of our previously announced restructuring activities and a soft consumer electronics market, we anticipate that the quarterly loss in the fourth quarter will be at least as large as what we have seen over the past year, further eroding our cash position. Our near term liquidity has been negatively impacted by these factors and we will be required to secure additional sources of cash sooner than we had previously expected. Our current expectation is to successfully develop strategic alternatives to improve near term liquidity. While we have been able to conclude some transactions that we anticipate will improve short term liquidity, we can make no assurances and there is uncertainty regarding our ability to conclude additional transactions which will be necessary for us to maintain liquidity sufficient to operate our business effectively over at least the next twelve months, which raises substantial doubt as to its ability to continue as a going concern. Unless we are able to conclude additional strategic transactions, such as asset sales or intellectual property transactions, we could be forced to liquidate and our existing stockholders might not receive any benefit in a liquidation. Further, even if we are able to complete one or more strategic transactions that improve our liquidity, the terms of such transactions may not be adequate to provide us with capital to continue to operate our business effectively.

Our liquidity may be adversely affected by our operational results.

Our operations require careful management of our cash and working capital balances. In addition to our need to pursue and close strategic transactions to improve our short-term liquidity, our liquidity is affected by many factors including, among others, fluctuations in our revenue, gross profits and operating expenses, as well as changes in our operating assets and liabilities. Our current liquidity position may result in risks and uncertainties affecting our operations and financial position, including the following:

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

Failure to generate sufficient cash flows from operations, identify and complete one or more strategic transactions or reduce spending would have a material adverse effect on our ability to achieve our intended long-term business objectives.

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

ITEM 6.	EXHIBITS

Exhibit	Description

2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.8	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on June 17, 2011.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.63*	Second Half Fiscal Year 2011 Executive Incentive Plan.(13)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Trident Microsystems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIDENT MICROSYSTEMS, INC. (Registrant)

Dated: November 9, 2011	By:	/s/ PETE J. MANGAN
Pete J. Mangan
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreement dated March 31, 2009 among Micronas Semiconductor Holding AG, Trident Microsystems, Inc. and Trident Microsystems (Far East) Ltd.(1)

2.2	Share Exchange Agreement dated October 4, 2009 among Trident Microsystems, Inc., Trident Microsystems (Far East) Ltd., and NXP B.V.(2)

3.1	Restated Certificate of Incorporation.(3)

3.3	Amended and Restated Bylaws.(4)

3.4	Amendment to Article VIII of the Bylaws.(5)

3.5	Amendments to Article I, Section 2 and Article I, Section 7 of the bylaws.(6)

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Trident Microsystems, Inc. filed on January 27, 2010.(7)

3.8	Amended and Restated Certificate of Designation of Series B Preferred Stock (par value $0.001) of Trident Microsystems, Inc., as filed with the Delaware Secretary of State on February 5, 2010.(8)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock Certificate.(9)

4.3	Amended and Restated Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent dated as of July 23, 2008 (including as Exhibit A the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(10)

4.4	First Amendment to Amended and Restated Rights Agreement, dated May 14, 2009.(11)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated December 11, 2009.(12)

10.63*	Second Half Fiscal Year 2011 Executive Incentive Plan.(13)

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.(14)

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer.(14)

32.1	Section 1350 Certification of Chief Executive Officer.(14)

32.2	Section 1350 Certification of Chief Financial Officer.(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed on October 5, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated December 31, 2003, and as further amended by Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, incorporated by reference hereto.

(5)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 6, 2009.

(7)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010.

(8)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 33-53768).

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008.

(11)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

(12)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.

(13)	Incorporated by reference to exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

(14)	Filed herewith

(*)	Management contracts or compensatory plans or arrangements covering executive officers or directors of the Company.